Form 10-Q
period 2006-03-31
Acquicor Technology Inc
filed 2006-05-15
CIK 1337675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-32832
ACQUICOR TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3320580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4910 Birch St., Suite 102
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)
(949) 759-3434
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 8, 2006, 34,457,072 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

ACQUICOR TECHNOLOGY INC.

-i-

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Acquicor Technology Inc.
(a development stage company)
Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$784,876	$76,523
Cash and cash equivalents held in Trust Account	164,308,004	—
Accrued interest receivable in Trust Account	218,196	—
Prepaid insurance expense	135,417	—
Deferred offering costs	—	416,616

Total assets	$165,446,493	$493,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	49,301	6,099
Accrued offering costs	404,713	193,313
Deferred underwriting fees	3,450,000	—
Income tax payable	2,059	—
Note payable to a stockholder	—	275,000

Total current liabilities	3,906,073	474,412

Common stock, subject to possible conversion, 5,749,999 shares at conversion value	32,904,822	—
CONTINGENCY
STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock — $0.0001 par value; 100,000,000 shares authorized; 34,457,072 shares (including 5,749,999 shares subject to possible conversion) and 5,373,738 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	3,446	537
Additional paid-in capital	128,485,312	24,463
Retained earnings (deficit) accumulated during the development stage	146,840	(6,273)

Total stockholders’ equity	128,635,598	18,727

Total liabilities and stockholders’ equity	$165,446,493	$493,139

See notes to financial statements

ACQUICOR TECHNOLOGY INC.
(a development stage company)
Statements of Operations

		August 12, 2005
		(date of inception)
	Three months ended	through
	March 31, 2006	March 31, 2006
	(unaudited)	(unaudited)
Operating expenses:
Formation, general and administrative	$57,176	$60,030
Insurance	3,869	3,869

Total operating expenses	61,045	63,899

Other income (expense)
Interest income on Trust Account	218,196	218,196
Interest expense on note payable	(1,980)	(5,398)

Total other income	216,216	212,798

Net income before provision for income taxes	155,172	148,899
Provision for income taxes-federal	2,059	2,059

Net income for the period	$153,113	$146,840

Accretion of Trust Account relating to common stock subject to possible conversion	(43,227)	(43,227)

Net income attributable to other common stockholders	$109,885	$103,612

Weighted average number of shares outstanding (basic and diluted)	10,069,109

Net income per share (basic and diluted)	$0.02

See notes to financial statements

ACQUICOR TECHNOLOGY INC.
(a development stage company)
Statement of Stockholders’ Equity

				Retained earnings
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Balance — August 12, 2005 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	5,373,738	537	24,463	—	25,000
Net loss for the period	—	—	—	(6,273)	(6,273)

Balance — December 31, 2005	5,373,738	$537	$24,463	$(6,273)	$18,727
Sale of 29,083,334 units and representative’s option, net of underwriters’ discount and offering expenses	29,083,334	2,909	161,616,746	—	161,619,655
Net proceeds subject to possible conversion of 5,749,999 shares	—	—	(32,861,595)	—	(32,861,595)
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(43,227)	—	(43,227)
Additional offering expenses (unaudited)	—	—	(251,075)	—	(251,075)
Net income for the period (unaudited)	—	—	—	153,113	153,113

Balance — March 31, 2006	34,457,072	$3,446	$128,485,312	$146,840	$128,635,598

See notes to financial statements

ACQUICOR TECHNOLOGY INC.
(a development stage company)
Statements of Cash Flows

		August 12, 2005
		(date of inception)
	Three months	through
	ended March 31, 2006	March 31, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income for period	$153,113	$146,840
Adjustments to reconcile net income for period to net cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable in Trust Account	(158,677)	(158,677)
Prepaid insurance expense	(135,417)	(135,417)
Accrued expenses	43,201	49,301
Income tax payable	2,059	2,059

Net cash used in operating activities	(95,720)	(95,894)

Cash flows from investing activities:
Cash and cash equivalents held in Trust Account	(164,367,523)	(164,367,523)

Cash flows from financing activities:
Proceeds from offering, net	165,446,597	165,223,293
Proceeds from note payable to stockholder	—	275,000
Repayment of note payable to stockholder	(275,000)	(275,000)
Proceeds from issuance of common stock to initial stockholder	—	25,000

Net cash provided by financing activities	165,171,597	165,248,293

Net increase in cash and cash equivalents	708,354	784,876

Cash and cash equivalents — beginning of period	76,523	—

Cash and cash equivalents — end of period	$784,876	$784,876

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$404,713	$404,713
Fair value of underwriter purchase option included in offering costs	4,974,580	4,974,580
Deferred underwriting fees	3,450,000	3,450,000
Accretion of trust fund relating to common stock subject to possible conversion	43,227	43,227

See notes to financial statements

Acquicor Technology Inc.
(a development stage company)
Notes to Financial Statements
March 21, 2006
NOTE A — ORGANIZATION AND BUSINESS OPERATIONS
     Acquicor Technology Inc. (the “Company”) was incorporated in Delaware on August 12, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more domestic and/or foreign operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.
     The registration statement for the Company’s initial public offering was declared effective on March 13, 2006. On March 13, 2006, the Company consummated a private placement of 333,334 units (the “Private Placement”) for an aggregate purchase price of approximately $2 million. On March 17, 2006, the Company consummated the public offering of 25,000,000 Units (the “Public Offering”) for net proceeds of approximately $142 million. On March 21, 2006, the Company consummated the exercise of the over-allotment option of 3,750,000 Units (as defined in Note D) (the “Over-Allotment Offering,” and together with the Public Offering, the “Offering”) for net proceeds of approximately $21 million.
     The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic and/or foreign operating businesses in the technology, multimedia and networking industries (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Private Placement and the Offering, approximately $164.3 million (including approximately $3.5 million of underwriters fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (“Trust Account”) and will be invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities issued or guaranteed by the U.S. government until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below; provided, however, that up to $750,000 of the interest earned on the Trust Account (net of taxes payable on such interest) may be released to the Company to cover its operating expenses. The remaining proceeds and up to $750,000 of interest earned on the Trust Account (net of taxes payable on such interest) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering, including up to 333,334 shares included in the units purchased by the Company’s existing stockholders in the Private Placement) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Company’s existing stockholders prior to the consummation of the Offering. In this respect, $32,904,822 (including $43,227 of accretion due to interest earned on the Trust Account, net of taxes payable on the income of the funds in the Trust Account) has been classified as common stock subject to possible conversion at March 31, 2006. Voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. The Company’s existing stockholders prior to the Offering have agreed to vote all of the shares of common stock held by them immediately before the Private Placement and the Offering either for or against a business combination in the same manner that the majority of the shares of common stock are voted by all of the public stockholders of the Company with respect to the Business Combination. In addition, the existing stockholders and the Company’s directors, officers and special advisors have agreed to vote any shares acquired by them in the Private Placement or in connection with or following the Offering in favor of the Business Combination.

     In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings and the 333,334 shares included in the units purchased by them in the Private Placement. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units issued and sold in the Offering discussed in Note D).
NOTE B — BASIS OF PRESENTATION
     The accompanying financial statements include all of the accounts of Acquicor Technology, Inc. The balance sheet as of March 31, 2006, the statements of operations for the three months ended March 31, 2006 and for the period from inception, August 12, 2005, through March 31, 2006 and the statements of cash flows for the three months ended March 31, 2006 and for the period from inception, August 12, 2005, through March 31, 2006 have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, and for the period from inception, August 12, 2005, through March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes included with the prospectus filed with the Securities and Exchange Commission in connection with the Offering for the period for the period from inception, August 12, 2005, through December 31, 2005.
NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Cash and cash equivalents:
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
[2] Income per common share:
     Income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period.
[3] Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
[4] Income taxes:
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
     The effective tax rate differs from the statutory rate of 34% due to the exemption of certain interest income from federal, state and local taxes.

[5] Recently issued accounting standards:
     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
NOTE D — OFFERING
     In the Public Offering, effective March 17, 2006, the Company sold 25,000,000 Units. In the Over-Allotment Offering, effective March 21, 2006, the Company sold 3,750,000 Units. The underwriters were paid fees equal to 5% of the gross proceeds of the Offering, or $8,625,000 and have agreed to defer an additional $3,450,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination. Upon the consummation of a Business Combination, the Company will pay such Deferred Fees out of the proceeds of the Offering held in the Trust Account. The underwriters will not be entitled to any interest accrued on the Deferred Fees. The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a business combination.
     Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (each a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring five years from the date of the prospectus. The Warrants, including outstanding Warrants issuable upon exercise of the purchase option sold to ThinkEquity Partners LLC discussed below, will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Upon a redemption, the existing stockholders will have the right to exercise the Warrants included in the 333,334 Units purchased in the Private Placement on a cashless basis. The Company does not need the consent of the underwriters in order to redeem the outstanding Warrants.
     The Company also sold to ThinkEquity Partners LLC, the representative of the underwriters, for $100, an option to purchase up to a total of 1,250,000 units, consisting of one share of common stock and two warrants, at $7.50 per unit, exercisable on the later of the consummation of the business combination and one year after the date of the final prospectus for the Offering and expiring five years after the date of the final prospectus for the Offering. The warrants underlying such units will have terms that are identical to those being issued in the Offering, with the exception of the exercise price, which will be set at $6.65 per warrant. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. There was no net impact on the Company’s financial position or results of operations, except for recording the receipt of the $100 proceeds at the time of the sale of the option. The Company estimated that the fair value of this option was approximately $4,974,580 using the Black-Scholes option-pricing model. The fair value of the option granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 86.4%, (2) a risk-free interest rate of 4.13% and (3) a contractual life of 5 years. However, because the units do not have a trading history, the expected volatility is based on information currently available to management. The expected volatility was derived by averaging five-year historical stock prices for a representative sample of 34 companies in the technology, multimedia and networking sectors with market capitalization between $100 million and $500 million, which management believes is a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of a business combination. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and the Company liquidates, the purchase option will become worthless. In addition, the purchase option provides for registration rights that will permit the holder of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of the Offering. Further, the holder of the purchase option will be entitled to piggy-back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the Offering.

NOTE E – DEFERRED OFFERING COSTS
     The Company incurred approximately $417,000 in offering expenses as of December 31, 2005 which were charged to additional paid-in capital upon consummation of the Offering. The Company has also charged to additional paid-in capital $3,450,000 related to a deferred underwriting fee that will be paid upon the consummation of a business combination. See Note D, “Offering”.
NOTE F — RELATED PARTY TRANSACTIONS
[1] Note payable to stockholder:
     The Company issued a $275,000 unsecured promissory note to a stockholder, Acquicor Management LLC, on August 26, 2005. The note bore interest at a rate of 3.6% per annum and on March 13, 2006, the Company repaid the note and accrued interest thereon with a portion of the proceeds from the Private Placement. For the period from August 26, 2005 to March 13, 2006, the Company incurred $5,398 of interest expense on the note.
[2] Office space and administrative support:
     Acquicor Management LLC has agreed to provide the Company with office space, utilities and secretarial support without charge until the Company consummates a business combination.
NOTE G — CONTINGENCY
     The Company’s roadshow presentation was posted on NetRoadshow.com and RetailRoadshow.com, two Internet web sites, between January 19, 2006 and February 4, 2006 (the “Roadshow Posting”). Because the Company is deemed to be a ‘shell company’ under the rules of the Securities Act of 1933, as amended (the “Securities Act”), the Company was not eligible to use provisions of these rules that permit Internet posting of roadshow presentations. If a court were to conclude that the Roadshow Posting constitutes a violation of Section 5 of the Securities Act, the Company could be required to repurchase the shares sold to purchasers in the Offering at the original purchase price, plus statutory interest from the date of purchase, for claims brought during the one year period following the date of the violation. In that event, the Company would likely be forced to use funds available in the Trust Account to repurchase shares, which would reduce the amount available to the Company to complete a business combination and, if the Company does not complete a business combination within the prescribed time period, the amount available to the Company’s public stockholders upon liquidation. In any case, the Company may not have sufficient funds to repurchase all of the shares sold in the Offering. Management believes that it is not probable that a stockholder will assert a claim for rescission or that any such claim, if asserted, would be successful. Furthermore, the Company has no intention to make any rescission offer to the purchasers in the Offering.
NOTE H — PREFERRED STOCK
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
NOTE I — COMMON STOCK
     On January 19, 2006, the Company effected a 4,333,334 for 6,250,000 reverse stock split of its common stock. Following this reverse stock split, there were 4,333,334 shares of common stock outstanding. Additionally, on January 19, 2006, the Company reduced the number of authorized shares of common stock from 100,000,000 to 70,000,000. On February 21, 2006, the Company effected a 5,373,738 for 4,333,334 forward stock split of its common stock. Following this stock split (and prior to the Private Placement and the Offering), there were 5,373,738 shares of common stock outstanding. Further, on February 21, 2006, the Company increased the number of authorized shares of common stock to 100,000,000. All references in the accompanying financial statements to the number of shares of common stock and income per share have been retroactively restated to reflect these transactions.

NOTE J – SUBSEQUENT EVENT
     On May 4, 2006, the Company released all claims against the underwriters in the Offering related to the Roadshow Posting. In connection with the release, the Company received a $225,000 cash payment to offset certain additional offering costs incurred by the Company due to the Roadshow Posting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission in connection with our initial public offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission in connection with our initial public offering.
          We were formed on August 12, 2005, for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses in the technology, multimedia and networking sectors, focusing specifically on businesses that develop or provide technology-based products and services in the software, semiconductor, wired and wireless networking, consumer multimedia and information technology-enabled services segments. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to use cash derived from the proceeds of our recently completed public offering and concurrent private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.
          Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We currently have not selected any potential target businesses. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.
          Consistent with the disclosures in our prospectus, we have focused our search on companies in the technology, multimedia and networking sectors. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time.
RESULTS OF OPERATIONS
Net Income
          For the three months ended March 31, 2006, we had net income of $153,113, derived primarily from interest income related to the cash held in our trust account. For the period from August 12, 2005 (inception) through March 31, 2006, we had net income of $146,840, derived primarily from interest income related to the cash held in our trust account. Until the consummation of our initial business combination, we expect interest earned on the funds held in our trust account to be our primary source of income.

CHANGES IN FINANCIAL CONDITION
Liquidity and Capital Resources
          On March 13, 2006, we consummated a private placement of 333,334 units with Acquicor Management LLC and certain of our directors. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $2,000,004. Approximately $280,398 of the proceeds from the private placement were used to repay a loan from Acquicor Management LLC, a holder of more than 10% of our outstanding shares of common stock.
          On March 17, 2006, we consummated our initial public offering of 25,000,000 units and, on March 21, 2006, we consummated the exercise in full of the underwriters’ over-allotment option of 3,750,000 units. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $172,500,000. We paid a total of $8,625,000 in underwriting discounts and commissions in connection with our initial public offering. We have also agreed to pay the underwriters additional deferred underwriting discounts and commissions of $3,450,000 upon the consummation of our initial business combination.
          $164,308,004 of the proceeds from our initial public offering and the private placement were deposited in a trust account at Lehman Brothers, maintained by Continental Transfer & Trust Company acting as trustee. The proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. We expect to use $3,450,000 of proceeds held in the trust account to pay deferred underwriting fees, up to $750,000 of the interest earned on the trust account (net of taxes payable on such interest) to satisfy our operating expenses and the remaining proceeds held in the trust account to acquire one or more domestic and/or foreign operating businesses in the technology, multimedia and networking sectors. However, we may not use all of such proceeds in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business or businesses.
          As of March 31, 2006, the funds in the trust account were invested 80% in the California Municipal Cash Trust money market fund (NasdaqSC: CAIXX) and 20% in U.S. treasury bills with a maturity of three months or less.
          The net proceeds of our initial public offering and the private placement not held in the trust account and the up to $750,000 of interest earned on the trust account that may be released to us will be used to fund our operations and to consummate a business combination, including legal, accounting and due diligence expenses in connection with structuring and negotiating a business combination. As of March 31, 2006, we had $784,876 of cash and cash equivalents available for such uses (excluding all amounts in the trust account, including up to $750,000 of interest earned on the trust account that may be released to us). Interest earned on the trust account and not disbursed to us as described above will be held in the trust account for use in completing a business combination or released to investors upon exercise of their conversion rights or upon liquidation. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least March 17, 2008, assuming that a business combination is not consummated during that time. This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a deposit or down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. Also, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management, our existing stockholders or third parties. We may not be able to obtain additional financing, and neither our management nor any of our existing stockholders is obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination.

          We currently have no operating business and have not selected any potential target businesses. If we are unable to find a suitable target business by September 17, 2007 (or March 17, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by September 17, 2007), we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.
Off-Balance Sheet Arrangements
          Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries.
Contractual Obligations
          In connection with our initial public offering, we agreed to pay the underwriters additional underwriting discounts and commissions of $3,450,000 upon the consummation of our initial business combination. We expect that such discounts and commissions will be paid out of the proceeds in the trust account. Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or securities issued or guaranteed by the United States. Due to the nature of our short-term investments, we do not believe we are subject to any material interest rate risk exposure. We are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.
Item 4. Controls and Procedures.
          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.
          There were no changes in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
          We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
          There have been no material changes to the risk factors previously disclosed in the prospectus filed in connection with our initial public offering.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On March 13, 2006, we consummated a private placement of 333,334 units with Acquicor Management LLC and certain of our directors. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $2,000,004. The securities sold in the private placement were exempt from registration under regulations promulgated by the Securities Exchange Commission (the “SEC”) under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors. Approximately $280,398 of the proceeds from the private placement were used to repay a loan from Acquicor Management LLC, a holder of more than 10% of our outstanding shares of common stock.
          On March 17, 2006, we consummated our initial public offering of 25,000,000 units and, on March 21, 2006, we consummated the exercise in full of the underwriters’ over-allotment option of 3,750,000 units. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $172,500,000. ThinkEquity Partners LLC acted as lead underwriter for the initial public offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-128058). The SEC declared the registration statement effective on March 13, 2006.
          We paid a total of $8,625,000 in underwriting discounts and commissions in connection with our initial public offering. After deducting the underwriting discounts and commissions, the total net proceeds to us from the public offering and the private placement were approximately $165,875,004, of which $164,308,004 was deposited into a trust fund, with the remaining proceeds to be used for offering expenses, consummation of a business combinations and continuing general and administrative expenses. We have also agreed to pay the underwriters additional deferred underwriting discounts and commissions of $3,450,000 upon the consummation of our initial business combination.
          On March 17, 2006, we consummated the sale to ThinkEquity Partners LLC, for $100, of an option to purchase up to a total of 1,250,000 units. The units issuable upon exercise of this option are identical to those sold in our initial public offering except that the warrants included in the units have an exercise price of $6.65 (133% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of this prospectus and expiring five years from the date of this prospectus. The purchase option was registered under the Securities Act on the same registration statement on Form S-1 (File No. 333-128058).
          The shares of common stock issuable upon conversion of the warrants and the securities issuable in connection with the purchase option sold to ThinkEquity Partners LLC have also been registered under the Securities Act on the same registration statement on Form S-1 (File No. 333-128058). These securities are being offered on a continuous basis under Rule 415 promulgated under the Securities Act.
          For a more detailed description of the use of proceeds from our initial public offering and private placement, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACQUICOR TECHNOLOGY INC.
Date: May 15, 2006	By:	/s/ Gilbert F. Amelio
Gilbert F. Amelio
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ellen M. Hancock
Ellen M. Hancock
President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002