Form 10-Q
period 2006-06-30
Acquicor Technology Inc
filed 2006-08-14
CIK 1337675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-32832

ACQUICOR TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3320580
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4910 Birch St., Suite 102
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 14, 2006, 34,457,072 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

ACQUICOR TECHNOLOGY INC.

-i-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Acquicor Technology Inc.
(a development stage company)
Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$651,873	$76,523
Cash and cash equivalents held in Trust Account (Note J)	165,535,214	—
Accrued interest receivable in Trust Account (Note J)	438,641	—
Prepaid insurance	112,203	—
Deferred offering costs (Note E)	—	416,616

Total assets	$166,737,931	$493,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	—	6,099
Accrued offering costs	340,171	193,313
Deferred underwriting fees (Note E)	3,450,000	—
Income tax payable	98,461	—
Note payable to a stockholder (Note F)	—	275,000

Total current liabilities	3,888,632	474,412

Common stock, subject to possible conversion, 5,749,999 shares at conversion value (Note A)	33,175,770	—
Contingency (Note G)
STOCKHOLDERS’ EQUITY (Notes D, H and I)
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock — $0.0001 par value; 100,000,000 shares authorized; 34,457,072 shares (including 5,749,999 shares subject to possible conversion) and 5,373,738 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	3,446	537
Additional paid-in capital	128,305,965	24,463
Retained earnings (deficit) accumulated during the development stage	1,364,118	(6,273)

Total stockholders’ equity	129,673,529	18,727

Total liabilities and stockholders’ equity	$166,737,931	$493,139

See notes to financial statements

1.

ACQUICOR TECHNOLOGY INC.
(a development stage company)
Statements of Operations

			August 12, 2005
			(date of inception)
	Three months ended	Six months ended	through
	June 30, 2006	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Formation, general and administrative	$56,949	$114,125	$116,980
Consulting	57,306	57,306	57,306
Insurance	23,214	27,083	27,082

Total operating expenses	137,469	198,514	201,368

Other income (expense)
Interest income (Note J)	1,451,149	1,669,345	1,669,345
Interest expense on note payable	0	(1,980)	(5,398)

Total other income	1,451,149	1,667,365	1,663,947

Net income before provision for income taxes	1,313,680	1,468,851	1,462,579
Provision for income taxes-federal	96,402	98,461	98,461

Net income for the period	$1,217,278	$1,370,390	$1,364,118

Accretion of Trust Account relating to common stock subject to possible conversion (Note A)	(270,949)	(314,176)	(314,176)

Net income attributable to other common stockholders	$946,329	$1,056,214	$1,049,942

Weighted average number of shares outstanding (basic and diluted)	34,457,072	22,330,460

Net income per share (basic and diluted)	$0.04	$0.06

See notes to financial statements

2.

ACQUICOR TECHNOLOGY INC.
(a development stage company)
Statement of Stockholders’ Equity

				Retained earnings
				accumulated
				during the
	Common Stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total
Balance — August 12, 2005 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	5,373,738	537	24,463	—	25,000
Net loss for the period	—	—	—	(6,273)	(6,273)

Balance — December 31, 2005	5,373,738	$537	$24,463	$(6,273)	$18,727
Sale of 29,083,334 units and representative’s option, net of underwriters’ discount and offering expenses	29,083,334	2,909	161,616,746	—	161,619,655
Net proceeds subject to possible conversion of 5,749,999 shares	—	—	(32,861,595)	—	(32,861,595)
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(43,227)	—	(43,227)
Additional offering expenses (unaudited)	—	—	(251,075)	—	(251,075)
Net income for the period (unaudited)	—	—	—	153,113	153,113

Balance — March 31, 2006	34,457,072	$3,446	$128,485,312	$146,840	$128,635,598
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)			(270,949)		(270,949)
Reimbursement of additional offering expenses (unaudited)			225,000		225,000
Additional offering expenses (unaudited)			(133,398)		(133,398)
Net income for the period (unaudited)				1,217,278	1,217,278

Balance — June 30, 2006	34,457,072	$3,446	$128,305,965	$1,364,118	$129,673,529

See notes to financial statements

3.

ACQUICOR TECHNOLOGY INC.
(a development stage company)
Statements of Cash Flows

		August 12, 2005
		(date of inception)
	Six months ended	through
	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income for the period	$1,370,390	$1,364,118
Adjustments to reconcile net income for the period to net cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable in Trust Account	(438,641)	(438,641)
Prepaid insurance	(112,203)	(112,203)
Accrued expenses	(6,099)	—
Income tax payable	98,461	98,461

Net cash used in operating activities	911,908	911,735

Cash flows from investing activities:
Cash and cash equivalents held in Trust Account	(165,535,214)	(165,535,214)

Net cash used in investing activities	(165,535,214)	(165,535,214)
Cash flows from financing activities:
Proceeds from offering, net	165,248,656	165,025,352
Proceeds from note payable to stockholder	—	275,000
Repayment of note payable to stockholder	(275,000)	(275,000)
Proceeds from issuance of common stock to initial stockholder	—	25,000
Reimbursement of additional offering expenses	225,000	225,000

Net cash provided by financing activities	165,198,656	165,275,352

Net increase in cash and cash equivalents	575,350	651,873

Cash and cash equivalents — beginning of period	76,523	—

Cash and cash equivalents — end of period	$651,873	$651,873

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:
Interest paid	$5,398	$5,398
Taxes paid	—	—
Accrued offering costs	340,171	340,171
Fair value of underwriter purchase option included in offering costs	4,974,580	4,974,580
Deferred underwriting fees	3,450,000	3,450,000
Accretion of trust fund relating to common stock subject to possible conversion	314,176	314,176

See notes to financial statements

4.

Acquicor Technology Inc.
(a development stage company)
Notes to Financial Statements
June 30, 2006
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
     The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic and/or foreign operating businesses in the technology, multimedia and networking industries (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Private Placement and the Offering, approximately $164.3 million (including approximately $3.5 million of underwriters fees which have been deferred by the underwriters as described in Note D) was placed in a trust account (“Trust Account”) and will be invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities issued or guaranteed by the U.S. government until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below; provided, however, that up to $750,000 of the interest earned on the Trust Account (net of taxes payable on such interest) may be released to the Company to cover its operating expenses. The remaining proceeds and up to $750,000 of interest earned on the Trust Account (net of taxes payable on such interest) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering, including up to 333,334 shares included in the units purchased by the Company’s existing stockholders in the Private Placement) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Company’s existing stockholders prior to the consummation of the Offering. In this respect, $33,175,770 (including $314,176 of accretion due to interest earned on the Trust Account, net of taxes payable on the income of the funds in the Trust Account) has been classified as common stock subject to possible conversion at June 30, 2006. Voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. The Company’s existing stockholders prior to the Offering have agreed to vote all of the shares of common stock held by them immediately before the Private Placement and the Offering either for or against a business combination in the same manner that the majority of the shares of common stock are voted by all of the public stockholders of the Company with respect to the Business Combination. In addition, the existing stockholders and the Company’s

5.

directors, officers and special advisors have agreed to vote any shares acquired by them in the Private Placement or in connection with or following the Offering in favor of the Business Combination.
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
NOTE B — BASIS OF PRESENTATION
     The accompanying financial statements include all of the accounts of Acquicor Technology, Inc. The balance sheet as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006, and for the period from inception, August 12, 2005, through June 30, 2006 and the statements of cash flows for the six months ended June 30, 2006 and for the period from inception, August 12, 2005, through June 30, 2006 have been prepared by us, without audit and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of our management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006, and for the period from inception, August 12, 2005, through June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes included with the prospectus filed with the Securities and Exchange Commission in connection with the Offering for the period for the period from inception, August 12, 2005, through December 31, 2005.
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

6.

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

7.

NOTE E — DEFERRED OFFERING COSTS
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
[1] Note payable to a stockholder:
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
NOTE G — ROADSHOW POSTING CONTINGENCY AND REIMBURSEMENT OF OFFERING EXPENSES
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
     On May 4, 2006, the Company released all claims against the underwriters in the Offering related to the Roadshow Posting. In connection with the release, the Company received a $225,000 cash payment to offset certain additional offering costs incurred by the Company due to the Roadshow Posting; such costs had previously been charged to additional paid-in capital at the date of the original public offering.
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

8.

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
NOTE J — INCOME AVAILABLE FOR OPERATING EXPENSES
     Interest earned on the funds in the Trust Account is generally not available to fund the Company’s operations and will continue to be held in the Trust Account until the consummation of the Business Combination or will be released to investors upon exercise of their conversion rights or upon liquidation. In accordance with the Trust Agreement between the Company and Continental Stock Transfer & Trust (the “Trustee”), the Trustee may release to the Company (i) any amount required to pay income taxes relating to the property in the Trust Account and (ii) up to $750,000 of the interest earned on the Trust Account (net of taxes payable on such interest), provided that only up to $375,000 of such interest may be released in any fiscal quarter. As of June 30, 2006, there was approximately $817,390 of interest received and receivable in the Trust Account that was not available to be released to the Company for operating purposes.

9.

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
RESULTS OF OPERATIONS
Net Income
      For the three months and six months ended June 30, 2006, we had net income of $1,217,278 and $1,370,390, respectively, derived primarily from interest income related to the cash held in our trust account. For the period from August 12, 2005 (inception) through June 30, 2006, we had net income of $1,364,118, derived primarily from interest income related to the cash held in our trust account. Until the consummation of our initial business combination, we expect interest earned on the funds held in our trust account to be our primary source of income. From inception to March 31, 2006, we incurred very little in expenses. Prior to January 1, 2006, we spent approximately $2,800 in general operating costs and $3,400 in interest expense. In the first quarter ended March 31, 2006, out of the approximately $57,000 in operating costs, $40,000 was spent on travel expenses in pursuit of an acquisition. In the three months ended June 30, 2006, we spent an additional $49,000 in travel related expenses, $57,000 in consulting fees and $23,000 in insurance expense. For the six months ended June 30, 2006, we incurred $89,000 in travel related expenses, $57,000 in consulting fees and $23,000 in insurance expense.

10.

     Interest earned on the funds in the trust account is generally not available to fund the Company’s operations and will continue to be held in the trust account until the consummation of a business combination or will be released to investors upon exercise of their conversion rights or upon liquidation. In accordance with the trust agreement between the Company and Continental Stock Transfer & Trust, the trustee may release to the Company (i) any amount required to pay income taxes relating to the property in the trust account and (ii) up to $750,000 of the interest earned on the trust account (net of taxes payable on such interest), provided that only up to $375,000 of such interest may be released in any fiscal quarter. As of June 30, 2006, there was approximately $817,390 of interest received and receivable in the trust account that was not available to be released to the Company for operating purposes.
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
     As of June 30, 2006, the funds in the trust account were invested approximately 80% in the California Municipal Cash Trust money market fund (NasdaqSC: CAIXX) and approximately 20% in U.S. treasury bills with a maturity of three months or less.
     The net proceeds of our initial public offering and the private placement not held in the trust account and the up to $750,000 of interest earned on the trust account that may be released to us will be used to fund our operations and to consummate a business combination, including legal, accounting and due diligence expenses in connection with structuring and negotiating a business combination. As of June 30, 2006, we had $651,873 of cash and cash equivalents available for such uses (excluding all amounts in the trust account, including up to $750,000 of interest earned on the trust account that may be released to us). Interest earned on the trust account and not disbursed to us as described above will be held in the trust account for use in completing a business combination or released to investors upon exercise of their conversion rights or upon liquidation. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least March 17, 2008, assuming that a business combination is not consummated during that time. This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a deposit or down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available

11.

proceeds in pursuit of a business combination that is not consummated. Also, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management, our existing stockholders or third parties. We may not be able to obtain additional financing, and neither our management nor any of our existing stockholders is obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination.
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

12.

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

13.

PART II — OTHER INFORMATION
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

14.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACQUICOR TECHNOLOGY INC.

Date: August 14, 2006	By:	/s/ Gilbert F. Amelio
Gilbert F. Amelio
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ellen M. Hancock

Ellen M. Hancock
President, Chief Operating Officer, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)

15.

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

16.