Form 10-Q
period 2006-09-30
Acquicor Technology Inc
filed 2006-11-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of November 14, 2006, 34,457,072 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

ACQUICOR TECHNOLOGY INC.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Acquicor Technology Inc.
(a development stage company)

Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$716,240	$76,523
Cash and cash equivalents held in Trust Account (Note J)	166,644,358	—
Accrued interest receivable in Trust Account (Note J)	461,795	—
Prepaid insurance	88,989	—
Deferred offering costs (Note E)	—	416,616
Total current assets	167,195,142	493,139
Deferred acquisition costs (Note K)	1,287,581	—
Total assets	$169,198,963	$493,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	134,565	6,099
Accrued acquisition costs (Note K)	1,179,135	—
Accrued offering costs	199,198	193,313
Deferred underwriting fees (Note E)	3,450,000	—
Income tax payable	168,690	—
Note payable to a stockholder (Note F)	—	275,000
Total current liabilities	5,131,588	474,412

Common stock, subject to possible conversion, 5,749,999 shares at conversion value (Note A)	33,389,232	—
Contingency (Note G)
STOCKHOLDERS’ EQUITY (Notes D, H and I)
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock — $0.0001 par value; 100,000,000 shares authorized; 34,457,072 shares (including 5,749,999 shares subject to possible conversion) and 5,373,738 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	3,446	537
Additional paid-in capital	128,092,504	24,463
Retained earnings (deficit) accumulated during the development stage	2,582,193	(6,273)
Total stockholders’ equity	130,678,143	18,727
Total liabilities and stockholders’ equity	$169,198,963	$493,139

See notes to financial statements

ACQUICOR TECHNOLOGY INC.
(a development stage company)

Statements of Operations

	Three months ended September 30, 2006	August 12, 2005 (date of inception) through September 30, 2005
	(unaudited)	(unaudited)
Operating expenses:
Formation, general and administrative	$131,841	$2,771
Consulting	69,169	—
Insurance	23,214	—
Total operating expenses	224,224	2,771

Other income:
Interest income (Note J)	1,514,928	—
Net income (loss) before provision for income taxes	1,290,705	(2,771)
Provision for income taxes-federal	72,629	—
Net income (loss) for the period	$1,218,076	$(2,771)
Accretion of Trust Account relating to common stock subject to possible conversion (Note A)	(213,460)	—
Net income (loss) attributable to other common stockholders	$1,004,616	$(2,771)
Weighted average common shares outstanding subject to possible conversion (basic and diluted)	5,749,999	—
Basic and diluted net income per share subject to possible conversion	$0.03	—
Weighted average common shares outstanding (basic and diluted)	28,707,073	5,373,738
Basic and diluted net income per share	$0.03	$0.00

See notes to financial statements

ACQUICOR TECHNOLOGY INC.
(a development stage company)

Statements of Operations

	Nine months ended September 30, 2006	August 12, 2005 (date of inception) through September 30, 2005	August 12, 2005 (date of inception) through September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Formation, general and administrative	$245,965	$2,771	$248,820
Consulting	126,475	—	126,475
Insurance	50,297	—	50,297
Total operating expenses	422,737	2,771	425,592

Other income (expense)
Interest income (Note J)	3,184,273	—	3,184,273
Interest expense on note payable	(1,980)	—	(5,398)
Total other income	3,182,293	—	3,178,875
Net income before provision for income taxes	2,759,556	(2,771)	2,753,283
Provision for income taxes-federal	171,090	—	171,090
Net income for the period	$2,588,466	$(2,771)	$2,582,193
Accretion of Trust Account relating to common stock subject to possible conversion (Note A)	(527,636)	—	(527,636)
Net income attributable to other common stockholders	$2,060,830	$(2,771)	$2,054,557
Weighted average common shares outstanding subject to possible conversion (basic and diluted)	4,159,340	—
Basic and diluted net income per share subject to possible conversion	$0.13	—
Weighted average number of shares outstanding (basic and diluted)	22,257,744	5,373,738
Basic and diluted net income per share	$0.09	$0.00

See notes to financial statements

ACQUICOR TECHNOLOGY INC.
(a development stage company)

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Retained earnings accumulated during the development stage	Total
	Shares	Amount
Balance — August 12, 2005 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	5,373,738	537	24,463	—	25,000
Net loss for the period	—	—	—	(6,273)	(6,273)
Balance — December 31, 2005	5,373,738	$537	$24,463	$(6,273)	$18,727
Sale of 28,750,000 units and representative’s option, net of underwriters’ discount and offering costs	28,750,000	2,875	159,616,776	—	159,619,651
Proceeds from private placement of 333,334 units	333,334	34	1,999,970	—	2,000,004
Net proceeds subject to possible conversion of 5,749,999 shares	—	—	(32,861,595)	—	(32,861,595)
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(527,636)	—	(527,636)
Reimbursement of additional offering expenses (unaudited)			225,000		225,000
Additional offering expenses (unaudited)	—	—	(384,474)	—	(384,474)
Net income for the period (unaudited)	—	—	—	2,588,466	2,588,466
Balance — September 30, 2006	34,457,072	$3,446	$128,092,504	$2,582,193	$130,678,143

See notes to financial statements

ACQUICOR TECHNOLOGY INC.
(a development stage company)

Statements of Cash Flows

	Nine months ended September 30, 2006	August 12, 2005 (date of inception) through September 30, 2005	August 12, 2005 (date of inception) through September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income for the period	$2,588,466	$(2,771)	$2,582,193
Adjustments to reconcile net income for the period to net cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable in Trust Account	(461,795)	—	(461,795)
Prepaid insurance	(88,989)	—	(88,989)
Accrued expenses	8,128	15,263	14,227
Accrued offering costs	(20,635)	—	(20,635)
Income tax payable	168,690	—	168,690
Net cash used in operating activities	2,193,866	12,492	2,193,692
Cash flows from investing activities:
Cash and cash equivalents held in Trust Account	(166,644,358)	—	(166,644,358)
Accrued acquisition costs, net	(108,446)	—	(108,446)
Net cash used in investing activities	(166,752,804)	—	(166,752,804)
Cash flows from financing activities:
Proceeds from offering, net	165,248,656	—	165,025,352
Proceeds from note payable to stockholder	—	275,000	275,000
Repayment of note payable to stockholder	(275,000)	—	(275,000)
Proceeds from issuance of common stock to initial stockholder	—	25,000	25,000
Reimbursement of additional offering expenses	225,000	—	225,000
Deferred offering costs paid	—	(218,885)	—
Net cash provided by financing activities	165,198,656	81,115	165,275,352
Net increase in cash and cash equivalents	639,718	93,607	716,240
Cash and cash equivalents — beginning of period	76,523	—	—
Cash and cash equivalents — end of period	$716,240	$93,607	$716,240
Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:
Interest paid	$5,398	—	$5,398
Taxes paid	2,400	—	2,400
Accrued offering costs	199,198	—	199,198
Accrued acquisition costs	1,179,135	—	1,179,135
Fair value of underwriter purchase option included in offering costs	4,974,580	—	4,974,580
Deferred underwriting fees	3,450,000	—	3,450,000
Accretion of trust fund relating to common stock subject to possible conversion	527,636	—	527,636

See notes to financial statements

Acquicor Technology Inc.
(a development stage company)

Notes to Unaudited Financial Statements
September 30, 2006

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic and/or foreign operating businesses in the technology, multimedia and networking industries (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Private Placement and the Offering, approximately $164.3 million (including approximately $3.5 million of underwriters fees which have been deferred by the underwriters as described in Note D) was placed in a trust account (“Trust Account”) and will be invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities issued or guaranteed by the U.S. government until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below; provided, however, that up to $750,000 of the interest earned on the Trust Account (net of taxes payable on such interest) may be released to the Company to cover its operating expenses. The remaining proceeds and up to $750,000 of interest earned on the Trust Account (net of taxes payable on such interest) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering, including up to 333,334 shares included in the units purchased by the Company’s existing stockholders in the Private Placement) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Company’s existing stockholders prior to the consummation of the Offering. In this respect, $33,389,232 (including $527,636 of accretion due to interest earned on the Trust Account, net of taxes payable on the income of the funds in the Trust Account) has been classified as common stock subject to possible conversion at September 30, 2006. Voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. The Company’s existing stockholders prior to the Offering have agreed to vote all of the shares of common stock held by them immediately before the Private Placement and the Offering either for or against a business combination in the same manner that the majority of the shares of common stock are voted by all of the public stockholders of the Company with respect to the Business Combination. In addition, the existing stockholders and the Company’s directors, officers and special advisors have agreed to vote any shares acquired by them in the Private Placement or in connection with or following the Offering in favor of the Business Combination.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the Company will be required to commence proceedings to dissolve, liquidate and distribute its remaining assets, including proceeds held in the Trust Account, to its public stockholders, excluding the existing stockholders to the extent of their initial stock holdings and the 333,334 shares included in the units purchased by them in the Private Placement. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the units issued and sold in the Offering discussed in Note D).

On September 26, 2006, the Company entered into a definitive agreement for an initial Business Combination with Jazz Semiconductor, Inc. (“Jazz”) (See Note K) and intends to submit the Business Combination for stockholder approval. On September 21, 2006, the Company formed a wholly-owned subsidiary in Delaware, Joy Acquisition Corp., solely for the purpose of acquiring Jazz. As constituted, the subsidiary currently does not have any assets or operations. This Business Combination will not be completed unless more than 50% of the Public Stockholders vote in favor of the transaction. In the event that Public Stockholders holding 20% or more of the aggregate number of shares owned by all Public Stockholders seek conversion of their shares in the event of a Business Combination, the Business Combination will not be consummated.

NOTE B - BASIS OF PRESENTATION

The accompanying financial statements include all of the accounts of Acquicor Technology, Inc. The balance sheet as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006, and for the periods from inception, August 12, 2005, through September 30, 2005 and 2006 and the statements of cash flows for the nine months ended September 30, 2006 and for the period from inception, August 12, 2005, through September 30, 2005 and 2006 have been prepared by the Company, without audit and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of the Company’s management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2006, and for the period from inception, August 12, 2005, through September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes included with the prospectus filed with the Securities and Exchange Commission in connection with the Offering for the period from inception, August 12, 2005, through December 31, 2005.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2] Income per common share:

Basic net income per share is calculated by dividing net income attributable to (1) common stockholders and (2) common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 5,373,738 initial shares outstanding throughout the period from January 1 to September 30, 2006 and an additional 29,083,334 shares (including 5,749,999 shares subject to possible conversion) outstanding after the effective date of the Offering in March 2006. No effect has been given to potential issuances of common stock from the Warrants or the Purchase Option (both as defined in Note D) in the diluted computation, as the effect would not be dilutive.

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

[4] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred taxes at September 30, 2006.

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

Each unit sold in the Offering consists of one share of the Company’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (each a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring five years from the date of the prospectus. The Warrants, including outstanding Warrants issuable upon exercise of the purchase option sold to ThinkEquity Partners LLC discussed below, will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Upon a redemption, the existing stockholders will have the right to exercise the Warrants included in the 333,334 units purchased in the Private Placement on a cashless basis. The Company does not need the consent of the underwriters in order to redeem the outstanding Warrants.

The Company also sold to ThinkEquity Partners LLC, the representative of the underwriters, for $100, an option (the “Purchase Option”) to purchase up to a total of 1,250,000 units, consisting of one share of common stock and two warrants, at $7.50 per unit, exercisable on the later of the consummation of the business combination and one year after the date of the final prospectus for the Offering and expiring five years after the date of the final prospectus for the Offering. The warrants underlying such units will have terms that are identical to those being issued in the Offering, with the exception of the exercise price, which will be set at $6.65 per warrant. The Company accounted for the fair value of the Purchase Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. There was no net impact on the Company’s financial position or results of operations, except for recording the receipt of the $100 proceeds at the time of the sale of the Purchase Option. The Company estimated that the fair value of the Purchase Option was approximately $4,974,580 using the Black-Scholes option-pricing model. The fair value of the Purchase Option granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 86.4%, (2) a risk-free interest rate of 4.13% and (3) a contractual life of 5 years. However, because the units do not have a trading history, the expected volatility is based on information currently available to management. The expected volatility was derived by averaging five-year historical stock prices for a representative sample of 34 companies in the technology, multimedia and networking sectors with market capitalization between $100 million and $500 million, which management believes is a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of a business combination. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and the Company liquidates, the Purchase Option will become worthless. In addition, the Purchase Option provides for registration rights that will permit the holder of the Purchase Option to demand that a registration statement be filed with respect to all or any part of the securities underlying the Purchase Option within five years of the completion of the Offering. Further, the holders of the Purchase Option will be entitled to piggy-back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the Offering.

NOTE E - DEFERRED OFFERING COSTS

The Company incurred approximately $417,000 in offering expenses as of December 31, 2005 which were charged to additional paid-in capital upon consummation of the Offering in March 2006. The Company has also charged to additional paid-in capital $3,450,000 related to a deferred underwriting fee that will be paid upon the consummation of a business combination. See Note D, “Offering.”

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

NOTE J - INCOME AVAILABLE FOR OPERATING EXPENSES

Interest earned on the funds in the Trust Account is generally not available to fund the Company’s operations and will continue to be held in the Trust Account until the consummation of the Business Combination or will be released to investors upon exercise of their conversion rights or upon liquidation. In accordance with the Trust Agreement between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), the Trustee may release to the Company (i) any amount required to pay income taxes relating to the property in the Trust Account and (ii) up to $750,000 of the interest earned on the Trust Account (net of taxes payable on such interest), provided that only up to $375,000 of such interest may be released in any fiscal quarter. As of September 30, 2006, $375,000 of interest previously earned on the trust account had been released to us and there was approximately $2,629,459 of interest received and receivable remaining in the trust account that was not available to be released to us.

NOTE K - PROPOSED MERGER

On September 26, 2006, the Company and its wholly-owned subsidiary, Joy Acquisition Corp., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Jazz Semiconductor and TC Group, L.L.C., as stockholders’ representative, pursuant to which Merger Sub will merge with and into Jazz (the “Merger”). Based in Newport Beach, California, Jazz is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. At the effective time of the Merger, Jazz will be the surviving corporation and will become a wholly-owned subsidiary of the Company.

In connection with the Merger, on September 26, 2006, the Company received a commitment letter from Wachovia Capital Finance Corporation (Western) and Wachovia Capital Markets, LLC (collectively, “Wachovia”) with respect to a three-year senior secured revolving credit facility in the amount of $65 million, subject to borrowing base restrictions and other terms and conditions described in the commitment letter. As consideration for the commitment letter, the Company has agreed to pay Wachovia expense reimbursement deposits of $150,000 upon the negotiation of the initial draft loan documentation. In addition, if the revolving credit facility has not closed by March 31, 2007 (other than as a result of a failure by Wachovia to perform its duties under the commitment letter), the Company has agreed to pay Wachovia a fee of $150,000 (less any amounts in the expense reimbursement deposits not used for expenses incurred).

The Merger is subject to obtaining the required approval of the Company’s stockholders and the satisfaction of certain other conditions, as discussed in greater detail in the Merger Agreement. The total merger consideration to be paid is approximately $260 million, subject to adjustment based on Jazz’s working capital and possible future contingent payments. The Company expects to finance the merger consideration, together with its transaction costs, approximately $3.5 million of deferred underwriting fees from the Public Offering and payments to the Company’s stockholders who exercise conversion rights, and fund its operations after the merger through a combination of the funds held in the trust account and third party financing, including the $65 million senior secured revolving credit facility through Wachovia and, if other financing is unavailable, up to $80 million of financing to be provided by Jazz stockholders. Consummation of the Merger is subject to the approval of the Company’s stockholders and certain other conditions, including that the Merger cannot be consummated if holders of 20% or more of the Company’s common stock vote against the Merger and demand that their shares of common stock of the Company be converted to cash. In light of such conditions, there can be no assurance that the Company will be able to complete the proposed Merger with Jazz.

As of September 30, 2006, the Company had incurred and deferred approximately $1,288,000 of acquisition costs, of which approximately $1,179,000 were unpaid.

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

We were formed on August 12, 2005, for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses in the technology, multimedia and networking sectors, focusing specifically on businesses that develop or provide technology-based products and services in the software, semiconductor, wired and wireless networking, consumer multimedia and information technology-enabled services segments. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition.  We intend to use cash derived from the proceeds of our public offering and concurrent private placement and third-party financing debt, to pay the merger consideration, transaction costs and deferred underwriting fees and fund our operations after the merger.

On September 26, 2006, we entered into definitive merger agreement with Jazz Semiconductor, Inc. (“Jazz”). Based in Newport Beach, California, Jazz is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. The merger with Jazz is subject to obtaining the required approval of our stockholders and the satisfaction of certain other conditions, as discussed in greater detail in the merger agreement and there can be no assurance that we will be able to complete the proposed merger with Jazz.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. See Note C, “Summary of Significant Accounting Policies” in the accompanying notes to our unaudited financial statements.

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2006, we had net income of approximately $1,218,000, derived primarily from interest income related to the cash held in our trust account. For the period from August 12, 2005 (inception) through September 30, 2005, we had a net loss of approximately $3,000, consisting primarily of initial formation expenses. Until the consummation of our initial business combination, we expect interest earned on the funds held in our trust account to be our primary source of income.

For the nine months ended September 30, 2006, we had net income of approximately $2,588,000 derived primarily from interest income related to the cash held in our trust account. For the period from August 12, 2005 (inception) through September 30, 2006, we had net income of approximately $2,582,000, derived primarily from interest income related to the cash held in our trust account.

Until the consummation of our initial business combination, we expect interest earned on the funds held in our trust account to be our primary source of income. From inception to March 31, 2006, we incurred very little in expenses. Prior to January 1, 2006, we spent approximately $2,800 in general operating costs and $3,400 in interest expense. In the first quarter ended March 31, 2006, out of the approximately $57,000 in operating costs, $40,000 was spent on travel expenses in pursuit of an acquisition. In the three months ended June 30, 2006, we spent an additional $49,000 in travel-related expenses, $57,000 in consulting fees and $23,000 in insurance expense. In the three months ended September 30, 2006, we spent an additional $36,000 in travel-related expenses, $79,000 in consulting fees and $23,000 in insurance expense. For the nine months ended September 30, 2006, we incurred $125,000 in travel-related expenses, $138,000 in consulting fees, $50,000 in insurance expense and $50,000 in legal fees. Additionally, as of September 30, 2006, we had incurred and deferred approximately $1,288,000 in costs related to the acquisition of Jazz.

Interest earned on the funds in the trust account is generally not available to fund our operations and will continue to be held in the trust account until the consummation of a business combination or will be released to investors upon exercise of their conversion rights or upon liquidation. In accordance with the trust agreement between us and Continental Stock Transfer & Trust Company, the trustee may release to us (i) any amount required to pay income taxes relating to the property in the trust account and (ii) up to $750,000 of the interest earned on the trust account (net of taxes payable on such interest), provided that only up to $375,000 of such interest may be released in any fiscal quarter. As of September 30, 2006, $375,000 of interest previously earned on the trust account had been released to us and there was approximately $2,629,000 of interest received and receivable remaining in the trust account that was not available to be released to us.

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

$164,308,004 of the proceeds from our initial public offering and the private placement were deposited in a trust account at Lehman Brothers, maintained by Continental Stock Transfer & Trust Company acting as trustee. Except as described above, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. We expect to use the proceeds held in the trust account, together with third party financing, to pay the merger consideration, transaction costs and $3,450,000 in deferred underwriting fees, make payments to our stockholders who exercise conversion rights and fund our operations after the merger.

As of September 30, 2006, the funds in the trust account were invested approximately 80% in the California Municipal Cash Trust money market fund (NasdaqSC: CAIXX) and approximately 20% in U.S. treasury bills with a maturity of three months or less.

The net proceeds of our initial public offering and the private placement not held in the trust account and the up to $750,000 of interest earned on the trust account that may be released to us is being used to fund our operations and to consummate a business combination, including legal, accounting and due diligence expenses in connection with structuring and negotiating the proposed merger. As of September 30, 2006, we had approximately $716,000 of cash and cash equivalents available for such uses (excluding all amounts in the trust account, including up to $375,000 of additional interest earned on the trust account that may be released to us). Interest earned on the trust account and not disbursed to us as described above will be held in the trust account for use in completing a business combination or released to stockholders upon exercise of their conversion rights or upon liquidation. As of September 30, 2006, we had incurred approximately $1,288,000 of acquisition costs, of which approximately $1,179,000 were unpaid. We believe we will be able to defer a portion of these expenses until the consummation of the merger. As a result, we believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until the completion of the merger in early 2007. This estimate may prove inaccurate, especially if the transaction costs incurred in connection with the merger are higher than currently anticipated or if we are required to make a deposit or pay fees in connection with obtaining third party financing. In addition, if the merger is not completed, we will not have sufficient funds available outside of the trust account to pay the expenses incurred in connection with the merger or to fund the search for an alternate business combination or otherwise continue operations until March 17, 2008. If the merger is not completed or if we do not have sufficient proceeds available to cover our operating expenses pending the merger, we will be forced to obtain additional financing, either from our management, our existing stockholders or third parties. We may not be able to obtain additional financing, and neither our management nor any of our existing stockholders is obligated to provide any additional financing (except as described below). If we do not have sufficient proceeds and cannot find additional financing, we may be required to commence proceedings to dissolve and liquidate prior to consummating the merger or an alternate business combination.

Our three officers, pursuant to certain written agreements executed in connection with our initial public offering, are liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or products sold and target business who have entered into written agreements, such as a letter of intent or confidentiality agreement, with us and who have not waived all of their rights to make claims against the proceeds in the trust account. However, we cannot give any assurances that our officers will be able to satisfy those obligations.

If we are unable to complete the merger with Jazz by March 17, 2008 or consummate an alternate business combination by September 17, 2007 (or March 17, 2008 if a letter of intent, agreement in principle or a definitive agreement relating to the business combination in question has been executed by September 17, 2007), we will be required to commence proceedings to dissolve and liquidate. If we dissolve and liquidate, the per-share liquidation will be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses, the costs incurred in connection with the merger and other costs incurred in connection with seeking a business combination and costs incurred in connection with our dissolution and liquidation. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Off-Balance Sheet Arrangements

Other than contractual obligation incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Contractual Obligations

In connection with our initial public offering, we agreed to pay the underwriters deferred underwriting fees of $3,450,000 upon the consummation of our initial business combination. We expect that such discounts and commissions will be paid out of the proceeds in the trust account.

On September 26, 2006, we entered into the merger agreement with Jazz. Upon the completion of the merger, Jazz will be the surviving corporation and will become our wholly-owned subsidiary. The total merger consideration to be paid is approximately $260 million, subject to adjustment based on Jazz’s working capital and possible future contingent payments.

On September 26, 2006, we received a commitment letter from Wachovia with respect to a three-year senior secured revolving credit facility in the amount of $65 million, subject to borrowing base restrictions and other terms and conditions described in the commitment letter. As consideration for the commitment letter, we have agreed to pay Wachovia expense reimbursement deposits of $150,000 upon the negotiation of the initial draft loan documentation. In addition, if the revolving credit facility has not closed by March 31, 2007 (other than as a result of a failure by Wachovia to perform its duties under the commitment letter), we have agreed to pay Wachovia a fee of $150,000 (less any amounts in the expense reimbursement deposits not used for expenses incurred).

As of September 30, 2006, we had incurred approximately $1,179,000 of unpaid acquisition costs. Although we believe we will be able to defer a portion of these costs until the consummation of the merger, we are contractually obligated to pay these costs.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

As a result of the proposed merger with Jazz, we are subject to the following risk factors in addition to the risk factors previously disclosed in the prospectus filed in connection with our initial public offering. You should carefully consider the following risk factors in connection with your investment in us.

Risks Related to the Merger

If too many of our stockholders exercise their right to convert their stock into a pro rata share of the funds in the trust account, we may not have sufficient funds available to pay the merger consideration, transaction costs and deferred underwriting fees and fund our operations after the merger.

Pursuant to our Amended and Restated Certificate of Incorporation, holders of shares issued in our initial public offering (the “IPO”) that vote against adoption of the merger proposal may demand that we convert their shares into a pro rata share of the trust account where a substantial portion of the net proceeds of the IPO are held. We will not complete the merger if stockholders owning 20% or more shares of common stock issued in the IPO exercise these conversion rights. As of September 30, 2006, assuming the merger is approved by holders of a majority of our common stock and holders of less than 20% of our shares of common stock exercise their conversion rights, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $33,389,232, or approximately 20% of the funds then held in the trust account. To the extent the merger is completed and holders have demanded to so convert their shares, there will be a corresponding reduction in the amount of funds available to pay the merger consideration, transaction costs and deferred underwriting fees and fund our operations after the merger. As a result, we may not have sufficient funds available, in which case we may need to obtain additional financing. We cannot guarantee that we would be able to obtain such additional financing on satisfactory terms, if at all. Moreover, if we cannot obtain sufficient third party financing, we would need to utilize the short-term financing provided by Jazz’s current stockholders pursuant to the merger agreement, the terms of which are not favorable to us.

We may have insufficient time or funds to complete an alternate business combination if the merger proposal is not adopted by our stockholders or the merger is otherwise not completed.

Pursuant to our Amended and Restated Certificate of Incorporation, we must liquidate and dissolve if we do not complete the proposed merger by March 17, 2008 or an alternate business combination by September 17, 2007 (or by March 17, 2008 if a letter of intent, agreement in principle or definitive agreement relating to the business combination in question is executed by September 17, 2007). If the merger proposal is not adopted by our stockholders, we will not complete the merger and may not be able to consummate an alternate business combination within the required time frame, either due to insufficient time or insufficient operating funds. If we fail to consummate a business combination within the required time frame, we will be required to commence proceedings to dissolve and liquidate our assets. If we dissolve and liquidate before we consummate a business combination and distribute the trust account, our public stockholders will receive less than the unit offering price in the IPO of $6.00 and our warrants will expire worthless.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire and we will not net-cash settle the warrants. Thus, our warrants may be deprived of any value. The market for our warrants may be limited, and the warrants may expire worthless. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

We expect to incur significant costs associated with the merger, whether or not the merger is completed, which will reduce the amount of cash otherwise available for other corporate purposes.

As of September 30, 2006, we had incurred approximately $1,288,000 of costs in connection with the merger and we expect to incur significant additional costs, whether or not the merger is completed. These costs will reduce the amount of cash otherwise available for other corporate purposes. Our transaction costs will be expensed by us regardless of whether or not the merger is not completed. If the merger is completed, we estimate that we will incur direct transaction costs of approximately $4.9 million associated with the merger, which will be included as a part of the total purchase cost for accounting purposes. There is no assurance that the actual costs may not exceed these estimates. In addition, the combined company may incur additional material charges reflecting additional costs associated with the merger in fiscal quarters subsequent to the quarter in which the merger was completed. There is no assurance that the significant costs associated with the merger will prove to be justified in light of the benefits ultimately realized. In addition, if the merger is not completed, we will likely not have sufficient funds outside of the trust account to continue to operate, in which case we may need to liquidate and dissolve without consummating a business combination.

Item 5.  Other Information.

Item 8.01. Other Events.

On November 9, 2006, we entered into a warrant clarification agreement with Continental Stock Transfer & Trust Company, our warrant agent, to clarify and confirm the terms of the warrant agreement, dated as of March 15, 2006, between us and the warrant agent. The warrant clarification agreement clarified, consistent with the terms of the warrant agreement and the disclosure contained in our Prospectus dated March 15, 2006, that if we are unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would we be obligated to pay cash or other consideration to the holders of warrants or otherwise “net-cash settle” any warrant exercise and that accordingly the warrants may expire or be redeemed unexercised and be deprived of any value.

Item 6.  Exhibits.

Number	Description
4.6	Warrant Clarification Agreement dated as of November 9, 2006 between the Registrant and Continental Stock Transfer & Trust Company
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACQUICOR TECHNOLOGY INC.
Date: November 14, 2006	By:/s/ Gilbert F. Amelio Gilbert F. Amelio Chairman and Chief Executive Officer (Principal Executive Officer)
By:/s/ Ellen M. Hancock Ellen M. Hancock President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
4.6	Warrant Clarification Agreement dated as of November 9, 2006 between the Registrant and Continental Stock Transfer & Trust Company
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002