Form 10-K
period 2006-12-31
Jazz Technologies, Inc.
filed 2007-03-16
CIK 1337675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-32832

 Jazz Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3320580
(State of incorporation)	(I.R.S. Employer Identification No.)

4321 Jamboree Road
Newport Beach, California	92660
(Address of principal executive offices)	(Zip code)

(949) 435-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The American Stock Exchange
Warrants	The American Stock Exchange
Units	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $155.3 million. Shares of voting common stock held by directors, executive officers, and by each person who was known to us to beneficially own 10% or more of the outstanding common stock as of such date have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $5.40 per share, which was the closing sale on June 30, 2006 as reported by the American Stock Exchange.

The number of shares outstanding of the registrant’s common stock as of March 13, 2007 was 25,048,924.

JAZZ TECHNOLOGIES, INC.

FORM 10-K
Year Ended December 31, 2006

i

FORWARD-LOOKING INFORMATION

Some of the information contained or incorporated by reference in this annual report constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed or incorporated by reference in this annual report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the amount of cash on hand available to us;

•	our business strategy;

•	outcomes of government reviews, inquiries, investigations and related litigation;

•	continued compliance with government regulations;

•	legislation or regulatory environments, requirements or changes adversely affecting the business in which we are engaged;

•	fluctuations in customer demand;

•	management of rapid growth; and

•	general economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

All forward-looking statements included or incorporated herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

You should be aware that the occurrence of the events described in the “Risk Factors” portion of this annual report, the documents incorporated herein and our other SEC filings could have a material adverse effect on our business, prospects, financial condition or operating results.

PART I

Item 1.  Business

Jazz Technologies, Inc. is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. We believe our specialty process technologies attract customers who seek to produce analog and mixed-signal semiconductor devices that are smaller and more highly integrated, power-efficient, feature-rich and cost-effective than those produced using standard process technologies. Our customers’ analog and mixed-signal semiconductor devices are designed for use in products such as cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems. Our customers include Skyworks Solutions, Inc., Conexant Systems, Inc., Marvell Technology Group Ltd., RF Micro Devices, Inc., Freescale Semiconductor, Inc., Airoha Technology Corp., Xceive Corporation, RF Magic, Inc. and Mindspeed Technologies, Inc.

We were organized as a Delaware blank check company in August 2005 by Gilbert F. Amelio, Ph. D., Ellen M. Hancock and Steve Wozniak for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses in the technology, multimedia and networking sectors. On February 16, 2007, we consummated the acquisition of Jazz Semiconductor, Inc., or Jazz Semiconductor, pursuant to an Agreement and Plan of Merger among us, Joy Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, Jazz Semiconductor and TC Group, L.L.C., as stockholders’ representative, whereby Joy Acquisition Corp. merged with and into Jazz Semiconductor with Jazz Semiconductor becoming our wholly-owned subsidiary.

As used in this annual report, “we,” “us,” “our,” “Jazz,” the “Company” and words of similar import refer to Jazz Technologies, Inc. and, except where the context otherwise requires, our consolidated subsidiary, Jazz Semiconductor, Inc., “Jazz Technologies” refers solely to Jazz Technologies, Inc. and not Jazz Semiconductor, Inc., and “Jazz Semiconductor” refers solely to Jazz Semiconductor, Inc. Jazz Technologies’ historical financial information is presented as of December 31, 2006, the end of its last fiscal year, and Jazz Semiconductor’s historical financial information is presented as of December 29, 2006, the end of its last fiscal year.

Our Industry

Semiconductors are the building blocks of a broad range of electronic systems such as personal computers, telecommunications equipment, wireless devices, consumer electronics, automotive electronics and industrial electronics. Although global semiconductor sales have experienced significant cyclical variation in annual growth rates, they have increased significantly over the long term. As electronic systems have become more sophisticated and integrated, satisfying the demand for semiconductors used in these systems has required advances in semiconductor design, manufacturing and packaging technologies.

Disaggregation of the Semiconductor Industry and the Success of Foundries

In the past, most semiconductor companies were vertically integrated. They internally designed, fabricated, packaged, tested and marketed their own semiconductors. These vertically integrated semiconductor companies are known as integrated device manufacturers, or IDMs. As the complexity of semiconductor designs has increased, semiconductors have become increasingly challenging to manufacture, requiring both sophisticated manufacturing expertise and significant investment in fabrication facilities, or fabs and the development of leading-edge process technologies.

As the cost and skills required for designing and manufacturing complex semiconductors have increased, the semiconductor industry has become increasingly disaggregated. This disaggregation has fueled the growth of three segments of the semiconductor industry, which together perform the significant functions of an IDM. These are:

•	fabless semiconductor companies that design and market semiconductors;

•	foundries that manufacture semiconductor wafers; and

•	packaging and test companies that encapsulate and test semiconductors.

Fabless semiconductor companies are gaining an increasing share of the semiconductor market. According to the Fabless Semiconductor Association, a trade organization, sales of semiconductors by fabless companies as a percentage of worldwide sales more than doubled from approximately 8% in 2000 to approximately 18% in 2005. At the same time, many IDMs have announced that they have reduced their investment in their existing and next-generation manufacturing facilities and process technologies as they seek to increase their flexibility to reallocate their resources and capital expenditures. We believe that IDMs that have adopted this “fab-lite” strategy will continue to outsource an increasing percentage of their manufacturing requirements to foundry service providers. We believe that utilizing foundry service providers allows fabless semiconductor companies and IDMs to reduce their manufacturing costs, more efficiently allocate capital, research and development and management resources, and gain access to manufacturing process technologies and production capacity they do not possess.

Independent foundries have traditionally focused on standard complementary metal oxide semiconductor, or CMOS, processes that are primarily used for digital semiconductor applications. The proliferation of fabless semiconductor companies and the increasing use of outsourcing by many IDMs for a portion of their production have driven the growth of the CMOS foundry industry, including the growth of global Foundry revenues derived from the manufacture of analog and mixed signal semiconductors. We believe that many of these analog and mixed signal semiconductors are manufactured using specialty process technologies. In addition, according to estimates of Semico Research Corporation, a semiconductor marketing and consulting research company, the percentage of total semiconductor device revenues manufactured by third-party foundries has increased from 5.6% in 1995 to 14.1% in 2005, highlighting the increasing role foundries are playing in the semiconductor supply chain.

Proliferation of Analog and Mixed-Signal Semiconductors and the Growing Need for Specialty Process Technologies

The two basic functional technologies for semiconductor products are digital and analog. Digital semiconductors perform arithmetic functions on data represented by a series of ones and zeroes. Digital semiconductors provide critical processing power and have helped enable many of the computing and communication advances of recent years. Analog semiconductors monitor and manipulate real world signals such as sound, light, pressure, motion, temperature, electrical current and radio waves, for use in a wide variety of electronic products such as personal computers, cellular handsets, telecommunications equipment, consumer electronics, automotive electronics and industrial electronics. There is a growing need for analog functionality to enable digital systems to interface with the real world. Analog-digital, or mixed-signal, semiconductors combine analog and digital devices on a single chip to process both analog and digital signals.

Integrating analog and digital components on a single, mixed-signal semiconductor enables smaller and more highly integrated, power-efficient, feature-rich and cost-effective semiconductor devices but presents significant design and manufacturing challenges. For example, combining high-speed digital circuits with sensitive analog circuits on a single, mixed-signal semiconductor can increase electromagnetic interference and power consumption, both of which cause a higher amount of heat to be dissipated and decrease the overall performance of the semiconductor. Challenges associated with the design and manufacture of mixed-signal semiconductors increase as the industry moves toward finer, more advanced process geometries. Standard electronic design automation, or EDA, tools used in the design of digital circuits have limited use in predicting the performance of certain analog and mixed-signal designs. As a result, analog and mixed-signal semiconductors can be complex to manufacture and typically require sophisticated design expertise and strong application specific experience and intellectual property. Analog and mixed-signal semiconductor engineers typically require several years of practical experience and application knowledge to become proficient in the design of complex analog and mixed-signal semiconductors. Manufacturers may also need to make a significant investment in specialty process technologies to manufacture these semiconductors.

Specialty process technologies enable greater analog content and can reduce the die size of an analog or mixed-signal semiconductor, thereby increasing the number of die that can be manufactured on a wafer and reducing final die cost. In addition, specialty process technologies can enable increased performance, superior noise reduction and improved power efficiency of analog and mixed-signal semiconductors compared to traditional standard CMOS processes. These specialty process technologies include advanced analog CMOS, radio frequency CMOS, or RF CMOS, high voltage CMOS, bipolar CMOS, or BiCMOS, silicon germanium BiCMOS, or SiGe BiCMOS, and bipolar CMOS double-diffused metal oxide semiconductor, or BCD.

For many applications in the wireless and high-speed wireline communications, consumer electronics, automotive and industrial end markets, the performance characteristics of specialty process technologies can lead customers to select them over digital CMOS process technologies. As semiconductor performance needs continue to increase in these end markets, we believe the demand for specialty process technologies will also increase. For example, Semico Research Corporation estimates that silicon germanium bipolar complementary metal oxide semiconductor usage in wireless, wireline and consumer electronic products will grow at compound annual growth rates of 16%, 12% and 27%, respectively, from 2005 to 2010.

Emerging Trend to Outsource Specialty Process Manufacturing Requirements

We believe that many of the factors and conditions that have driven growth in the outsourcing of manufacturing using standard process technologies will fuel continued growth in the outsourcing of manufacturing using specialty process technologies. There can be no assurance, however, that the factors and conditions that have fueled growth in the outsourcing of manufacturing using standard process technologies will also fuel growth in the outsourcing of manufacturing using specialty process technologies or that any future growth rate in global foundry revenues derived from specialty process technologies will be the same as the growth rate for global foundry revenues derived from standard process technologies. As many IDMs reduce their investment in their existing and next-generation standard CMOS process technologies and manufacturing facilities, it may become less cost-effective for these IDMs to develop, maintain and operate specialty process technology manufacturing lines. We believe these IDMs will increasingly choose to also outsource their specialty process technologies. In addition, we believe that fabless semiconductor companies are increasingly seeking access to specialty process technologies to produce analog and mixed-signal semiconductors.

To date, most independent foundries have focused primarily on standard CMOS processes instead of specialty process technologies. While some IDMs have provided outsourced specialty process technologies, we believe that competing IDMs and fabless design companies may be reluctant to work with and provide confidential information to IDMs that also manufacture products competitive with theirs. Consequently, we believe that there is significant growth potential for independent foundries with a broad platform of specialty process technologies, advanced design and support capabilities and product application expertise that focus primarily on the specialty foundry opportunity.

Our Solution

We are an independent semiconductor foundry, providing specialty process technologies, design solutions and application knowledge for the manufacture of analog and mixed-signal semiconductors. Key elements of our solution are as follows:

•
We offer an independent and focused source for the manufacture of semiconductors using specialty process technologies. Most other independent foundries focus on standard process technologies, rather than specialty process technologies. Some IDMs offer specialty process foundry services but also manufacture their own semiconductor products, which may be competitive with the products of their potential customers who seek these services. We combine the benefits of independence with a focus on specialty process technologies.

•
We offer a specialized design platform for analog and mixed-signal semiconductors. Our design engineering support team assists our customers with their advanced designs by leveraging our application knowledge and experience to help guide their technology selection and design implementation. Our sophisticated design tools and services are specifically tailored to meet analog and mixed-signal design needs, and include specialized device modeling and characterization features that allow simulation of a variety of real world situations, including different temperatures, power levels and speeds.

•
We offer a broad range of specialty process technologies. Our specialty process technology portfolio includes advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS and SiGe BiCMOS processes. In addition to these specialty process technologies, we have recently begun to offer BCD processes optimized for analog semiconductors such as power management, high efficiency audio amplification, and optical driver integrated circuits. The breadth of our portfolio allows us to offer our customers a wide range of solutions to address their high-performance, high-density, low-power and low-noise requirements for analog and mixed-signal semiconductors. These semiconductor devices are used in products such as cellular phones, digital TVs, set-top boxes, gaming devices, wireless local area networking devices, digital cameras, switches, routers and broadband modems. We benefit from the development of specialty process technologies by Conexant and its predecessor, Rockwell Semiconductor Systems, over a period of 35 years.

•
We are a leader in high-performance SiGe process technologies. We offer high performance 150 GHz 0.18 micron SiGe BiCMOS technology, which we believe is one of the most advanced SiGe process technologies in production today. In addition, we recently announced the availability of 200 GHz 0.18 micron SiGe BiCMOS technology. Analog and mixed-signal semiconductors manufactured with SiGe BiCMOS process technologies can be smaller, require less power and provide higher performance than those manufactured with standard CMOS processes. Moreover, SiGe BiCMOS process technologies allow for higher levels of integration of analog and digital functions on the same mixed-signal semiconductor device.

Our Strategy

Key elements of our strategy are as follows:

•
Further strengthen our position in specialty process technologies for the manufacture of analog and mixed-signal semiconductors. We are continuing to invest in our portfolio of specialty process technologies to address the key product attributes that make our customers’ products more competitive.

•
Target large, growing and diversified end markets. We target end markets characterized by high growth and high performance for which we believe our specialty process technologies have a high value proposition, including the wireless and high-speed wireline communications, consumer electronics, automotive and industrial markets. For example, we believe that our specialty process technologies can provide performance and cost advantages over current CMOS solutions in the integration of power amplifiers with RF transceivers for wireless local area networking applications.

•
Continue to diversify our customer base. Since the spin-off of Jazz Semiconductor from Conexant in 2002, Jazz Semiconductor has transitioned its business from a captive manufacturing facility within Conexant to an independent semiconductor foundry with more than 100 post-spin-off customers as of December 29, 2006, the end of Jazz Semiconductor’s latest fiscal year. We intend to continue to grow and diversify Jazz Semiconductor’s business through the acquisition of new customers. For example, under a technology transfer agreement Jazz Semiconductor entered into with Polar Semiconductor, Inc., or PolarFab, PolarFab agreed to help facilitate the transfer to us of certain PolarFab customers that currently use PolarFab’s BCD process technologies. We expect that PolarFab will transfer to us approximately 25 of its customers. Because new customers primarily use our specialty process technologies, we expect that our continued acquisition of new customers will result in a continuing increase in the percentage of our revenues that are derived from specialty process technologies.

•
Maintain capital efficiency by leveraging its capacity and manufacturing model. We seek to maximize the utilization of our Newport Beach, California manufacturing facility and leverage our manufacturing suppliers’ facilities in China to meet increased capacity requirements cost-effectively. We can typically increase our specialty process technology capacity and meet our customers’ performance requirements using adapted semiconductor process equipment sets that are typically one or two generations behind leading-edge digital CMOS process equipment. This typically allows us to acquire lower-cost semiconductor process equipment to operate our Newport Beach, California fab. We are also able to access and adapt existing capacity cost-effectively through supply and licensing agreements, such as those with Advanced Semiconductor Manufacturing Corporation, or ASMC, and Shanghai Hua Hong NEC Electronics Co., Ltd., or HHNEC.

Process Technologies

Process technologies are the set of design rules, electrical specifications and process steps that we implement for the manufacture of semiconductors on silicon wafers. In addition to offering standard process technologies, we have a strong heritage of manufacturing analog and mixed-signal semiconductors using specialty process technologies, including advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS and SiGe BiCMOS process technologies. These analog and mixed-signal semiconductors are used in products targeting the wireless and high-speed wireline communications, consumer electronics, automotive and industrial end markets. We also now offer BCD process technologies optimized for analog semiconductors such as power management, high-efficiency audio amplification and optical driver integrated circuits.

Our Standard Process Technologies

We refer to our digital CMOS and standard analog CMOS process technologies as standard process technologies. Digital CMOS process technologies are the most widely used process technologies in the semiconductor industry because they require less power than other technologies for digital functions and allow for the dense placement of digital circuits onto a single semiconductor, such as a graphics or baseband processor. We currently have digital CMOS processes in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and have announced the availability of a 0.13 micron process. These digital CMOS process technologies form the baseline for our standard analog CMOS processes.

Standard analog CMOS process technologies have more features than digital CMOS process technologies and are well suited for the design of low-frequency analog and mixed-signal semiconductors. These process technologies generally incorporate basic passive components, such as capacitors and resistors, into a digital CMOS process. We currently have standard analog CMOS processes in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and have announced availability of a 0.13 micron process. These standard analog CMOS process technologies form the baseline for our specialty process technologies.

While other foundries may offer standard analog processes, most do not offer specialty process technologies. Other foundries, however, offer standard analog processes at more advanced geometries than we offer, such as 90 nanometer CMOS process technologies. In certain circumstances, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required, a customer may choose to design a product in a standard analog CMOS process technology at an advanced geometry, such as 90 nanometer CMOS, instead of choosing a specialty process technology at a larger geometry.

Our Specialty Process Technologies

We refer to our advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS, SiGe BiCMOS and BCD process technologies, as specialty process technologies. Most of our specialty process technologies are based on CMOS processes with added features to enable improved size, performance and cost characteristics for analog and mixed-signal semiconductors. Products made with our specialty process technologies are typically more complex to manufacture than products made using standard process technologies employing similar line widths. Generally, customers who use our specialty process technologies cannot easily move designs to another foundry because the analog characteristics of the design are dependent upon its implementation of the applicable process technology. The relatively small engineering community with specialty process know-how has also limited the number of foundries capable of offering specialty process technologies. In addition, the specialty process design infrastructure is complex and includes design kits and device models that are specific to the foundry in which the process is implemented and to the process technology itself.

Our advanced analog CMOS process technologies have more features than standard analog CMOS process technologies and are well suited for higher performance or more highly integrated analog and mixed-signal semiconductors, such as high-speed analog-to-digital or digital-to-analog converters and mixed-signal semiconductors with integrated data converters. These process technologies generally incorporate higher density passive components, such as capacitors and resistors, as well as improved active components, such as native or low voltage devices, and improved isolation techniques, into standard analog CMOS process technologies. We currently have advanced analog CMOS process technologies in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and have announced the availability of a 0.13 micron process. These advanced analog CMOS processes form the baseline for our other specialty process technologies.

Our RF CMOS process technologies have more features than advanced analog CMOS process technologies and are well suited for wireless semiconductors, such as highly integrated wireless transceivers, power amplifiers, and television tuners. These process technologies generally incorporate integrated inductors, high performance variable capacitors, or varactors, and RF laterally diffused metal oxide semiconductors into an advanced analog CMOS process technology. In addition to the process features, our RF offering includes design kits with RF models, device simulation and physical layouts tailored specifically for RF performance. We currently have RF CMOS process technologies in 0.25 micron and 0.18 micron and have announced availability of a 0.13 micron process. These RF CMOS process technologies form the baseline for some of our other specialty process technologies.

Our high voltage CMOS and BCD process technologies have more features than advanced analog CMOS processes and are well suited for power and driver semiconductors such as voltage regulators, battery chargers, power management products and audio amplifiers. These process technologies generally incorporate higher voltage CMOS devices such as 5V, 8V, 12V and 40V devices, and, in the case of BCD, bipolar devices, into an advanced analog CMOS process. We currently have high voltage CMOS offerings in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron, and BCD offerings in 0.5 micron. We are working on extending the high voltage options to include a 0.35 micron BCD process technology and 60V and 120V capabilities in the future to enable higher levels of analog integration at voltage ranges that are suitable for automotive electronics and line power conditioning for consumer devices.

Our BiCMOS process technologies have more features than RF CMOS process technologies and are well suited for RF semiconductors such as wireless transceivers and television tuners. These process technologies generally incorporate high-speed bipolar transistors into an RF CMOS process. The equipment requirements for BiCMOS manufacturing are specialized and require enhanced tool capabilities to achieve high yield manufacturing. We currently have BiCMOS process technologies in 0.35 micron.

Our SiGe BiCMOS process technologies have more features than BiCMOS processes and are well suited for more advanced RF semiconductors such as high-speed, low noise, highly integrated multi-band wireless transceivers, television tuners and power amplifiers. These process technologies generally incorporate a silicon germanium bipolar transistor, which is formed by the deposition of a thin layer of silicon germanium within a bipolar transistor, to achieve higher speed, lower noise, and more efficient power performance than a BiCMOS process technology. It is also possible to achieve speeds using SiGe BiCMOS process technologies equivalent to those demonstrated in standard CMOS processes that are two process generations smaller in line-width. For example, a 0.18 micron SiGe BiCMOS process is able to achieve speeds comparable to a 90 nanometer RF CMOS process. As a result, SiGe BiCMOS makes it possible to create analog products using a larger geometry process technology at a lower cost while achieving similar or superior performance to that achieved using a smaller geometry standard CMOS process technology. The equipment requirements for SiGe BiCMOS manufacturing are similar to the specialized equipment requirements for BiCMOS. We have developed enhanced tool capabilities in conjunction with large semiconductor tool suppliers to achieve high yield SiGe manufacturing. We believe this equipment and related process expertise makes us one of the few silicon manufacturers with demonstrated ability to deliver SiGe BiCMOS products. We currently have SiGe BiCMOS process technologies at 0.35 micron and 0.18 micron and are developing a 0.13 micron SiGe BiCMOS process.

We continue to invest in technology that helps improve the performance, integration level and cost of analog and mixed-signal products. This includes improving the density of passive elements such as capacitors and inductors, improving the analog performance and voltage handling capability of active devices, and integrating advanced features in our specialty CMOS processes that are currently not readily available. Examples of such features currently under development include technologies aimed at integrating micro-electro-mechanical devices with CMOS for higher quality passive elements, manufacturing tools that can increase the density of our capacitors with improved dielectric films, and scaling the features we offer today to the 0.13 micron process technology.

Manufacturing

We have placed significant emphasis on achieving and maintaining a high standard of manufacturing quality. We seek to enhance our production capacity for our high-demand specialty process technologies and to design and implement manufacturing processes that produce consistently high manufacturing yields. Our production capacity in each of our specialty process technologies enables us to provide our customers with volume production, flexibility and quick-to-market manufacturing services. All of our process research and development is performed in our manufacturing facility in Newport Beach, California.

Capacity

We currently have the capacity to commence the fabrication process for approximately 17,000 eight-inch wafers per month, depending on process technology mix, in our Newport Beach, California fab. Our fab generally operates 24 hours per day, seven days per week. We provide a variety of services in Newport Beach, California from full scale production to small engineering qualification lot runs to probe services. We have the ability to rapidly change the mix of production processes in use in order to respond to changing customer needs and maximize utilization of the fab. We have made, and are continuing to make, capital investments in our Newport Beach, California fab to shift capacity from standard CMOS process technologies to specialty process technologies and to expand overall capacity.

We also plan to seek opportunities to add manufacturing capacity outside of this facility as needed by expanding our existing manufacturing supply relationships, entering into new relationships with other manufacturers or acquiring existing manufacturing facilities. Consistent with this strategy, we have entered into supply agreements with each of ASMC and HHNEC, two of China’s leading silicon semiconductor foundries. These agreements are designed to provide us with low-cost, scalable production capacity and multiple location sourcing for our customers. To date, we have not utilized significant capacity from our manufacturing suppliers. While these suppliers have substantially met our requests for wafers to date, if we had a sudden significant increase in demand for their services, it is unlikely that they would be able to satisfy our increased demand in the short term.

Equipment

Our policy is to qualify the vendors from which we purchase equipment to assure process consistency, expedite installation and production release, reduce consumable inventories, combine equipment support resources and maximize supplier leverage. The principal equipment we use to manufacture semiconductor wafers are scanners, steppers, track equipment, etchers, furnaces, automated wet stations, implanters and metal sputtering, chemical vapor deposition and chemical mechanical planarization equipment. We can expand our specialty process manufacturing capacity by purchasing lower-cost equipment because we are able to meet our customers’ performance requirements using adapted digital CMOS equipment sets that are typically one or two generations behind leading-edge digital CMOS process equipment.

Our Newport Beach, California fab is organized into bays based on function with manufacturing operations performed in clean rooms in order to maintain the quality and integrity of wafers that it produces. Clean rooms have historically been rated on the number of 0.5 micron particles allowable within a cubic foot of air and we generally refer to them as class-1, 10, 100, 1,000, 10,000, or 100,000 on that basis. A significant majority of our current clean rooms operate at a class-10 level.

Raw Materials

Our manufacturing processes use highly specialized materials, including semiconductor wafers, chemicals, gases and photomasks. These raw materials are generally available from several suppliers. However, we often select one vendor to provide us with a particular type of material in order to obtain preferred pricing. In those cases, we generally also seek to identify, and in some cases qualify, alternative sources of supply.

We generally maintain sufficient stock of principal raw material for two-weeks’ production based on historical usage at our Newport Beach, California fab. Our vendors also generally keep four to six weeks of pre-approved material at their local warehouse in order to support changes that may occur in our requirements and to respond to quality issues. Although some of our blanket purchase order contracts contain price and capacity commitments, these commitments tend to be short term in nature. However, we have agreements with several key material suppliers under which they hold similar levels of inventory at our warehouse and fab for our use. We are not under any obligation under these agreements to purchase raw material inventory that is held by our vendors at our site until we actually use it, unless we hold the inventory beyond specified time limits.

Some of our material providers are our sole source for those materials. The most important raw material used in our production processes is silicon wafers, which is the basic raw material from which integrated circuits are made. The sole supplier of our wafers is Wacker Siltronic Corporation. Siltronic supplies our wafer requirements from three separate facilities, providing redundancy in the event a facility’s operations are interrupted. In addition, Siltronic maintains an approximately six week supply of inventory at our fab. Through Conexant and its predecessor, Rockwell, we have had a long-term supply relationship with Siltronic. We believe that qualification of a second wafer supplier could take from six months to one year.

Photronics, Inc. is the sole-source supplier of photomasks for use in our Newport Beach, California fab. We have entered into a supply agreement with Photronics that provides us with guaranteed pricing for photomasks through 2008, but allows us to negotiate with Photronics annually to obtain reductions in the base price of the masks. Photronics maintains manufacturing facilities in the United States, Singapore and Taiwan. We believe it would take between ten and 12 months to qualify a new supplier if Photronics was unable or unwilling to continue as a supplier.

We receive one of our liquid chemicals, EKC 652, which is used in the etch process, from E.I. du Pont de Nemours and Company. DuPont is the sole source supplier of this chemical and its chemistry is unique. We believe that it would take between four and six months to replace this chemical in the event DuPont were unable or unwilling to continue as a supplier.

We use a large amount of water in our manufacturing process. We obtain water supplies from the local municipality. We also use substantial amounts of electricity supplied by Southern California Edison in the manufacturing process. We maintain back-up generators that are capable of providing adequate amounts of electricity to maintain vital life safety systems, such as toxic gas monitors, fire systems, exhaust systems and emergency lighting in case of power interruptions, which we have experienced from time to time.

Quality Control

We seek to attract and retain leading international and domestic semiconductor companies as customers by establishing and maintaining a reputation for high quality and reliable services and products. Our Newport Beach, California fab has achieved ISO9001:2000 certification and has also been certified as meeting the standards of ISO 14001 and ISO/IEC 27001:2005. ISO9001:2000 sets the criteria for developing a fundamental quality management system. This system focuses on continuous improvement, defect prevention and the reduction of variation and waste. ISO 14001 consists of a set of standards that provide guidance to the management of organizations to achieve an effective environmental management system. ISO/IEC 27001:2005 replaces the previous BS7799 standard, and is the new global certification that focuses on security information management activities associated with the reduction of security breaches.

Our policy is to implement quality control measures that are designed to ensure high yields at our facilities. We test and monitor raw materials and production at various stages in the manufacturing process before shipment to customers. Quality assurance also includes on-going production reliability audits and failure tracking for early identification of production problems.

We also conduct routine quality audits of ASMC and HHNEC with respect to the manufacture of semiconductors for us. These quality audits involve our engineers and management meeting with representatives of ASMC and HHNEC, reviewing and assessing their quality controls and procedures and implementing changes and enhancements designed to ensure that each entity has adopted quality control standards similar to ours.

Our Services

We primarily manufacture semiconductor wafers for our customers. We focus on providing a high level of customer service in order to attract customers, secure production from them and maintain their continued loyalty. We emphasize responsiveness to customer needs, flexibility, on-time delivery, speed to market and accuracy. Our customer-oriented approach is evident in two prime functional areas of customer interaction: customer design development and manufacturing services. Throughout the customer engagement process, we offer services designed to provide our customers with a streamlined, well-supported, easy to monitor product flow. We believe that this process enables our customers to get their products to market quickly and efficiently.

Wafer manufacturing requires many distinct and intricate steps, each of which must be completed accurately in order for finished semiconductor devices to work as intended. After a design moves into volume production, we continue to provide ongoing customer support through all phases of the manufacturing process.

The processes required to take raw wafers and turn them into finished semiconductor devices are generally accomplished through five steps: circuit design, mask making, wafer fabrication, probe, and assembly and test. The services we offer to our customers in each of the five steps are described below.

Circuit Design

We interact closely with customers throughout the design development and prototyping process to assist them in the development of high performance and low power consumption semiconductor designs and to lower their final die, or individual semiconductor, costs through die size reductions and integration. We provide engineering support and services as well as manufacturing support in an effort to accelerate our customers’ design and qualification process so that they can achieve faster time to market. We have entered into alliances with Cadence Design Systems, Inc., Synopsys, Inc. and Mentor Graphics Corp., leading suppliers of electronic design automation tools, and also licensed technology from ARM Holdings plc and Synopsys, Inc., leading providers of physical intellectual property components for the design and manufacture of semiconductors. Through these relationships, we provide our customers with the ability to simulate the behavior of our processes in standard electronic design automation, or EDA, tools. To provide additional functionality in the design phase, we offer our customers standard and proprietary models within design kits that we have developed. These design kits, which collectively comprise our design library, or design platform, allow our customers quickly to simulate the performance of a semiconductor design in our processes, enabling them to refine their product design before actually manufacturing the semiconductor.

The applications for which our specialty process technologies are targeted present challenges that require an in-depth set of simulation models. We provide these models as an integral part of our design platform. At the initial design stage, our customers’ internal design teams use our proprietary design kits to design semiconductors that can be successfully and cost-effectively manufactured using our specialty process technologies. Our engineers, who typically have significant experience with analog and mixed-signal semiconductor design and production, work closely with our customers’ design teams to provide design advice and help them optimize their designs for our processes and their performance requirements. After the initial design phase, we provide our customers with a multi-project wafer service to facilitate the early and rapid use of our specialty process technologies, which allows them to gain early access to actual samples of their designs. Under this multi-project wafer service, we schedule a bimonthly multi-project wafer run in which we manufactures several customers’ designs in a single mask set, providing our customers with an opportunity to reduce the cost and time required to test their designs. We believe our circuit design expertise and our ability to accelerate our customers’ design cycle while reducing their design costs represents one of our competitive strengths.

Photomask Making

Our engineers generally assist our customers to design photomasks that are optimized for our specialty process technologies and equipment. Actual photomask production occurs at independent third parties that specialize in photomask making.

Wafer Fabrication

We provide wafer fabrication services to our customers using specialty process technologies, including advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS, SiGe BiCMOS and BCD processes, as well as using standard CMOS process technologies. During the wafer fabrication process, we perform procedures in which a photosensitive material is deposited on the wafer and exposed to light through a mask to form transistors and other circuit elements comprising a semiconductor. The unwanted material is then etched away, leaving only the desired circuit pattern on the wafer. By using our ebizz web site, customers are able to access their lot status and work-in-process information via the Internet.

Probe

After a visual inspection, individual die on a wafer are tested, or “probed,” electrically to identify die that fail to meet required standards. Die that fail this test are marked to be discarded. We generally offer wafer probe services at the customer’s request and conduct those services internally in order to more quickly obtain accurate data on manufacturing yield rates. At times when wafers are ordered in excess of our probe capacity in our Newport Beach, California fab, we may offer to coordinate shipping of completed wafers to third-party vendors for probe services.

Assembly and Test

Following wafer probe, wafers go through the assembly and test process to form finished semiconductor products. We typically refer our customers to third-party providers of assembly and test services.

Sales and Marketing

We seek to establish and maintain relationships with our customers by providing a differentiated process technology portfolio, effective technical services and support and flexible manufacturing. Our sales process is a highly technical and lengthy process. The entire cycle from design win to volume production typically takes between eight and 26 months. During this cycle, our customers typically dedicate anywhere from three to 12 engineers to support the design, prototype and evaluation phases of their products.

Our Sales Process

The following chart portrays our sales process.

Design Win Acquisition Phase. Our sales personnel work closely with current and potential customers to identify opportunities for them to pursue product designs using our process technologies. The customer’s decision to design a semiconductor product using one of our process technologies is based upon several technical and economic factors, including choosing the optimal process technology to achieve a cost-effective solution for their semiconductor device.

The decision to use a specialty process technology also generally requires the customer to select our specialty process foundry. Customers do not typically move a given design between foundries until the next generation of that design is evaluated because of the highly sensitive and variable nature of specialty process production. The same semiconductor design produced at different specialty process foundries, or even at different times in the same foundry, may have materially different performance characteristics. As a result, customers place significant value upon a given foundry’s ability to produce devices that consistently meet specifications, and may be reluctant to shift to another foundry once the process has been stabilized. Given the high switching costs associated with specialty process devices, the design decision process represents a significant commitment by the customer, consuming between one and 12 months and often involving the customer’s product architects, design engineers, purchasing personnel and executive management. Our customers will often install our proprietary design platform, which runs on industry standard EDA tools. The customer will often design a test circuit for our process in order to evaluate how the circuit performs in an actual silicon implementation. We refer to a potential customer’s decision to design a specific semiconductor using one of our processes as a design win. As of any particular date, we define a customer as any party from whom we have recognized revenues in the prior twelve months. As of December 29, 2006, Jazz Semiconductor had more than 300 design wins from over 100 customers. A design win commences the design phase.

Design Phase. The design phase typically involves from three to 12 of our customer’s design engineers and one of our technical support engineers. This phase generally takes from four to 12 months, after which time the customer provides a circuit data file for which we purchase mask reticles for the manufacture of the semiconductor and commence manufacturing of the customer’s design, which is considered a “tape-in,” at which point the prototype phase commences.

Prototype Phase. During the prototype phase, we manufacture the customer’s prototype semiconductor and ship the silicon wafers to the customer for functional testing and verification. The customer may test the devices at the wafer or die level, or may package and test the prototype semiconductor devices. Once the customer tests its product design in an actual silicon implementation, the customer may need to make modifications to its design in order to increase performance, add features or correct a design error. The prototype phase typically requires two to 12 months, depending on the number of design modifications required. Once the customer determines that the semiconductors they have developed are ready to ship to its end-customers for evaluation, the evaluation phase commences.

Evaluation Phase. After the customer receives functioning semiconductors, it typically provides them to its own end-customers for evaluation. These semiconductors are generally application specific devices targeted for products such as cellular phones, digital TVs, set-top boxes, gaming devices, wireless local area networking devices, digital cameras, switches, routers and broadband modems. If our customer successfully wins a sub-system or system level design with its customers, which typically takes from two months to 12 months, it in turn places orders with us to satisfy its customer’s requirements, and production manufacturing commences. Once 100 wafers incorporating a particular design have been ordered, the evaluation phase is complete, the design is classified as being in volume production and it is removed from the design win total. If at any time during the process our customer determines to abandon its design effort, we consider the design a “lost design win” and no longer count it towards our total number of design wins. Once the design cycle is complete and the customer has ordered 100 wafers based on the design, the design is reclassified as a design in volume production, and is no longer considered a design win.

Sales Contracts

Our major customers purchase services and products from us on a contract basis. Most other customers purchase from us using purchase orders. We price our products for these customers on a per wafer or per die basis, taking into account the complexity of the technology, the prevailing market conditions, volume forecasts, the strength and history of our relationship with the customer and our current capacity utilization.

Most of our customers usually place their orders only two to four months before shipment; however our major customers are obligated to provide us with longer forecasts of their wafer needs.

Marketing

We advertise in trade journals, organize technology seminars, publish press releases, opinion editorials and whitepapers, perform presentations and speeches at industry conferences, participate in panel sessions, hold a variety of regional and international technology conferences, and attend and exhibit at a number of industry trade fairs to promote our products and services. We discuss advances in our process technology portfolio and progress on specific relevant programs with our prospective and major customers as well as industry analysts and research analysts on a regular basis.

Customers, Markets and Applications

Our customers use our processes to design and market a broad range of digital, analog and mixed-signal semiconductors for diverse end markets including wireless and high-speed wireline communications, consumer electronics, automotive and industrial. We manufacture products that are used for high-performance applications such as transceivers and power management for cellular phones; transceivers and power amplifiers for wireless local area networking products; power management, audio amplifiers and driver integrated circuits for consumer electronics; tuners for digital televisions and set-top boxes; modem chipsets for broadband access devices and gaming devices; serializer/deserializers, or SerDes, for fiber optic transceivers; focal plan arrays for imaging applications; and wireline interfaces for switches and routers.

Conexant and Skyworks were Jazz Semiconductor’s largest customers during 2005 and 2006, together accounting for approximately 60.5% and 38.9% of its revenues, respectively (which includes the effect of a charge against revenue from Conexant of $17.5 million during the second quarter of 2006 associated with the termination of the Conexant wafer supply agreement). Conexant and Jazz Semiconductor entered into a wafer supply agreement as part of the spin-off of Jazz Semiconductor. The wafer supply agreement contained, among other terms and conditions, minimum purchase requirements and provided Conexant with wafer credits applicable to discount the price of future wafers orders. Conexant’s minimum purchase requirements under this agreement terminated in March 2005. Jazz Semiconductor and Conexant agreed to terminate Conexant’s wafer supply agreement as of June 26, 2006 because the agreement, which was entered into at the time of Jazz Semiconductor’s spin-off, no longer reflected the terms and conditions on which the parties wished to conduct business. In connection with the termination of the Conexant wafer supply agreement, as consideration for wafer credits that had not be used by Conexant under this agreement at the time of its termination, Jazz Semiconductor agreed to issue 7,583,501 shares of its common stock to Conexant and to forgive $1.2 million owed to Jazz Semiconductor by Conexant for reimbursement of property taxes previously paid by Jazz Semiconductor. In addition, Jazz Semiconductor agreed, under certain circumstances to issue additional shares of its common stock so that the aggregate value of the common stock received by Conexant equaled $16.3 million. This wafer supply termination agreement was subsequently amended in connection with the execution of the merger agreement relating to the acquisition of Jazz Semiconductor to provide for the repurchase of such shares immediately prior to the completion of the merger and the termination of the obligation to issue additional shares for an aggregate consideration of $16.3 million in cash. Because Conexant did not have any minimum purchase obligations under the wafer supply agreement at the time it was terminated, there was no change in Conexant’s obligation to place orders with Jazz Semiconductor. Jazz Semiconductor also entered into a wafer supply agreement Skyworks. The initial term of the Skyworks wafer supply agreement expires in March 2007; however, the minimum purchase requirements under this agreement also terminated in March 2005. We are currently focused on developing and broadening our relationships with our other post-spin-off customers.

Jazz Semiconductor’s backlog, which represents the aggregate purchase price of orders received from customers, but not yet recognized as revenues, was approximately $41.1 million, $63.6 million and $56.0 million at December 31, 2004, December 30, 2005 and December 29, 2006, respectively. We expect to fill a significant majority of orders in backlog at December 29, 2006 within the current fiscal year. All of our orders, however, are subject to possible rescheduling by its customers. Rescheduling may relate to quantities or delivery dates, but sometimes relates to the specifications of the products it is shipping. Our supply contracts with our largest customers provide for penalties if firm orders are cancelled. Other customers do business with us on a purchase order basis, and some of these orders may be cancelled by the customer without penalty. We also may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Consequently, we cannot be certain that orders on backlog will be shipped when expected or at all. For these reasons, as well as the cyclical nature of our industry, we believe that our backlog at any given date is not a meaningful indicator of our future revenues.

Our Major Customers

Skyworks Solutions, Inc. is an industry leader in radio solutions and precision analog semiconductors servicing a diversified set of mobile communications customers. Skyworks was formed upon the spin-off of Conexant’s wireless communications division and subsequent merger with Alpha Industries, Inc. We work closely with Skyworks to define the process technologies it requires to design certain of its next-generation products for its target markets. The products that we manufacture for Skyworks include semiconductors used in RF transceivers and power control devices for cellular phone applications. We have also entered into a wafer supply agreement with Skyworks.

Conexant Systems, Inc. is a leading semiconductor supplier providing system solutions that enable digital information and entertainment networks. Conexant’s product portfolio includes the building blocks required for bridging cable, satellite, and terrestrial data, digital video networks and wireless local area networks. We continue to produce a significant percentage of Conexant’s wafer requirements. Conexant remains a large and important customer for us and we continue to work closely with Conexant to capture its new design opportunities. The products that we manufacture for Conexant include semiconductors used in analog, DSL and cable modems, personal computers, set-top boxes and gaming devices.

Marvell Technology Group Ltd. specializes in the design of high performance, mixed-signal and digital semiconductors aimed at the high-speed computer, storage, communications and multimedia markets. Marvell has designed semiconductors utilizing our SiGe BiCMOS process technology for use in its wireless local area networking products for the portable and fixed gaming console markets, as well as the cellular handset market.

RF Micro Devices, Inc. designs, develops, manufactures and markets proprietary radio frequency integrated circuits, or RFICs, primarily for wireless communications products and applications such as cellular phones and base stations, wireless local area networking devices and cable modems. RF Micro Devices offers a broad array of products, including amplifiers, mixers, modulators/demodulators, and single-chip receivers, transmitters and transceivers that represent a substantial majority of the RFICs required in wireless handsets. RF Micro Devices formed a strategic relationship with Jazz Semiconductor in October 2002 that included a wafer supply agreement, a master development agreement and an equity investment in Jazz Semiconductor, which was sold to us in connection with our acquisition of Jazz Semiconductor.

Freescale Semiconductor, Inc. designs and manufactures embedded semiconductors for the automotive, consumer, industrial, network and wireless markets. In June 2005, we entered into a wafer supply and foundry agreement with Freescale. The products that we manufacture for Freescale under this agreement include RF transceivers for cellular products and ultra wideband transceivers.

Airoha Technology Corp. is a leading wireless communication integrated circuit design company in Taiwan, which produces highly integrated RF mixed-signal integrated circuits for wireless communication applications. Airoha has designed semiconductors using our SiGe BiCMOS process technology for use in its wireless LAN and personal handy phone system products.

Xceive Corporation is a fabless semiconductor company that produces RF-to-baseband transceiver integrated circuits for TVs and set-top boxes. Xceive has designed semiconductors using our 0.18 micron SiGe BiCMOS process technology for use in its personal computer and mobile television tuner products.

RF Magic, Inc. is a fabless semiconductor company that provides a diversified portfolio of RF Systems on a Chip ICs for consumer electronic applications. RF Magic has designed semiconductors using our 0.35 micron BiCMOS and 0.35 micron SiGe BiCMOS process technology for use in its wireless transceivers and silicon television tuner products.

Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in enterprise, access, metropolitan and wide area networks. Mindspeed has designed semiconductors using our analog CMOS, advanced analog CMOS, BiCMOS and SiGe BiCMOS process technologies for use in its high-speed networking integrated circuits and video products.

New Customer Development

Through Jazz Semiconductor’s focus on developing new customer relationships, at December 29, 2006, Jazz Semiconductor had secured over 300 design wins with over 100 post-spin-off customers across a broad range of end markets. We believe our continuous focus on achieving design wins as well as on ramping up production volumes of our current design wins will allow us to continue to diversify and grow our revenue base. The following table provides a summary of end-user applications as well as representative products addressed by its design wins and designs in volume production:

	Wireless Communications	Consumer Electronics	Wireline Communications	Other Markets
Representative end market products	• Cellular phones • Wireless networking systems	• Digital TVs • DVD players • Cordless phones • Gaming devices • Set-top boxes	• Switches • Optical transceivers • Broadband modems • Analog modems	• Imaging products • Military products • Automotive radar • Sensors
Representative semiconductors	• GSM/GPRS/ EDGE transceivers • Power amplifiers • WCDMA transceivers • Ultra wideband transceivers	• DSL and cable modem chipsets • Digital and mobile TV tuners • DVD laser drivers • Power management	• SerDes for transceiver modules • Analog to digital converters	• Image sensors • Focal plane arrays
Representative publicly-announced customers	• Airoha • Freescale • Marvell Technology • RF Micro Devices • Skyworks	• Conexant • Xceive • Micro Linear • RF Magic	• Conexant • Mindspeed • Texas Instruments	• DRS Systems • Rockwell Scientific

Jazz Semiconductor recently entered into a technology license agreement and a technology transfer agreement with PolarFab pursuant to which we acquired, directly and by license, certain process technologies that we intend to incorporate into our BCD process technologies. PolarFab is obligated to cooperate with us to transfer at least 50% of its foundry services, including its third-party customers utilizing the acquired technologies, to us by June 2007, and 95% of these foundry services to us by February 2008. We are required to make payments to Polar Fab based on milestones associated with the qualification of the acquired process technology and royalty payments based on a percentage of revenue from sales of devices using the acquired technology. The technology license agreement restricts us from manufacturing more than 250 wafers per quarter for certain current customers of PolarFab until May 2007. This restriction does not apply to the manufacture and sale of analog devices to current customers of either PolarFab or us if such devices are of a type that have not been previously manufactured by PolarFab for the respective customer.

Competition

We compete internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Chartered Semiconductor Manufacturing Ltd., which, in addition to providing leading edge complementary metal oxide semiconductor process technologies, also have capacity for some specialty process technologies. We also compete with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM. In addition, several new dedicated foundries have commenced operations and may compete directly with us. Many of our competitors have higher capacity, longer operating history, longer or more established relationships with their customers, superior research and development capability and greater financial and marketing resources than us. As a result, these companies may be able to compete more aggressively over a longer period of time than us.

IBM competes in both the standard CMOS segment and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. We believe that most of the large dedicated foundry service providers compete primarily in the standard CMOS segment, but they also have capacity for specialty process technologies. Prior to Jazz Semiconductor’s separation from Conexant, Conexant entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company under which Taiwan Semiconductor Manufacturing Company licensed from Conexant the right to manufacture semiconductors using Conexant’s then existing 0.18 micron or greater SiGe BiCMOS process technologies. We do not believe that Taiwan Semiconductor Manufacturing Company has focused its business on the SiGe BiCMOS market to date. However, Taiwan Semiconductor Manufacturing Company publicly announced in 2001 that it planned to use the licensed technology to accelerate its own foundry processes for the networking and wireless communications markets. Since the spin-off of Jazz Semiconductor from Conexant, Jazz Semiconductor has continued to make improvements in its SiGe BiCMOS process technology. We have not licensed any of these improvements to Taiwan Semiconductor Manufacturing Company. We do not believe that the license of SiGe BiCMOS process technology by Taiwan Semiconductor Manufacturing Company has had any significant effect on our business or competitive position. In the event Taiwan Semiconductor Manufacturing Company determines to focus its business on the SiGe BiCMOS market, it may use and develop the technology licensed to it in 2001 to compete directly with us in the specialty market, and such competition may harm our business.

As our competitors continue to increase their manufacturing capacity, there could be an increase in specialty semiconductor capacity during the next several years. As specialty capacity increases there may be more competition and pricing pressure on our services, which may result in underutilization of our capacity. Any significant increase in competition or pricing pressure may erode our profit margins, weaken our earnings or increase our losses.

Additionally, some semiconductor companies have advanced their complementary metal oxide semiconductor designs to 90 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by our specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Our specialty process technologies will therefore compete with these advanced CMOS processes for customers and some of our potential and existing customers could elect to design these advanced CMOS processes into their next generation products. We are not currently capable, and do not currently plan to become capable, of providing CMOS processes at these smaller geometries. If our existing customers or new customers choose to design their products using these CMOS processes our business may suffer.

The principal elements of competition in the semiconductor foundry industry include:

•     technical competence;

•     production speed and cycle time;

•     time-to-market;

•     research and development quality;

•     available capacity;

•     fab and manufacturing yields;

•     customer service;

•     price;

•     management expertise; and

•     strategic relationships.

There can be no assurance that we will be able to compete effectively on the basis of all or any of these elements. Our ability to compete successfully may depend to some extent on factors outside of our control, including industry and general economic trends, import and export controls, exchange controls, exchange rate fluctuations, interest rate fluctuations and political developments. If we cannot compete successfully in our industry, our business and results of operations will be harmed.

Research and Development

The semiconductor industry is characterized by rapid changes in technology. As a result, effective research and development is essential to our success. Jazz Semiconductor invested approximately $22.8 million in 2003, $18.7 million in 2004, $19.7 million in 2005 and $20.1 million in 2006 in research and development, which represented 12.3%, 8.5%, 9.9% and 9.5% of its revenues in each period, respectively. We plan to continue to invest significantly in research and development activities to develop advanced process technologies for new applications. As of March 1, 2007, we employed 80 professionals in our research and development department, approximately 24 of whom hold Ph.D. degrees.

Our research and development activities seek to upgrade and integrate manufacturing technologies and processes. Although we emphasize firm-wide participation in the research and development process, we maintain a central research and development team primarily responsible for developing cost-effective technologies that can serve the manufacturing needs of our customers. A substantial portion of our research and development activities are undertaken in cooperation with our customers and equipment vendors.

Intellectual Property

Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. As of March 1, 2007, we had 140 patents in force in the United States and 13 patents in force in foreign countries. We also had 24 pending patent applications in the United States, 31 pending patent applications in foreign countries and one pending patent application under the Patent Cooperation Treaty.

The Patent Cooperation Treaty permits us to simultaneously seek protection for an invention in over one hundred member countries. Under this treaty, our application is first subjected to a search for published documents that could affect the patentability of the invention. After the search, we may request a preliminary examination on patentability, or submit an application in elected countries. We may also request a preliminary examination that will result in a Patent Cooperation Treaty written opinion on patentability before we submits an application in elected countries. Upon submitting an application in elected countries, the search result or the written opinion on patentability will be used by each country to determine patentability of the invention. The Patent Cooperation Treaty process is an optional formal and preliminary process to reduce costs by centralizing the search and preliminary examination that each country would otherwise have to perform. Furthermore, the Patent Cooperation Treaty process permits us to avoid translation costs and patent office costs associated with filing an application in a member country before making a preliminary examination of whether the patent application is likely to be accepted.

Our issued patents have expiration dates ranging from 2007 to 2024. We consider our patent portfolio to be important to our business, but do not view any single patent as material in relation to our overall revenues. We believe that our SiGe and BiCMOS portfolios are material to our business. Patents within our SiGe portfolio expire at various times from 2020 to 2024. Patents within our RF CMOS portfolio expire at various times from 2018 to 2024. Patents within our BiCMOS portfolio expire at various times from 2008 to 2024.

Our expired patents generally related to legacy technologies that were developed by our predecessors, namely Rockwell. Due to the rapid pace of technological changes and advancement in the field of semiconductor fabrication and processing, we do not believe that the expiration of these patents materially affected our competitive position.

We have entered into patent licenses. For example, we entered into a technology license agreement under which we licensed to ASMC, without the right to sublicense, CMOS, RF CMOS, BiCMOS and SiGe BiCMOS process technologies and engineering assistance, for use in connection with its manufacture of wafers for us. We also licensed our process technologies, patents and know how relating to the production of certain CMOS and RF CMOS wafers to HHNEC for its own use and certain RF CMOS and SiGe BiCMOS process technologies for use solely in connection with the manufacture of wafers for us, in each case without the right to sublicense.

We have entered into a technology license agreement that grants to us worldwide perpetual license rights from PolarFab regarding certain process technologies that we intends to incorporate into our BCD process technologies for the manufacture of wafers by us for our customers and customers of PolarFab. We also entered into an associated technology transfer agreement for such processes. We are able to adapt, prepare derivatives based on, or otherwise exploit the licensed technology, however, we are restricted from using certain licensed BCD process technologies with respect to motor controllers for hard disk drives. We are also able to sublicense the process technologies to ASMC, HHNEC and any of our future manufacturing suppliers to manufacture for us and our customers.

During 2004, Jazz Semiconductor entered into a cross license and release agreement with an unrelated third party. The license includes technology developed by the third party related to our manufacturing process. In exchange for the license and release, we agreed to make certain payments through 2007. We may choose to obtain additional patent licenses or enter into additional patent cross-licenses in the future. However, there can be no assurance as to whether future agreements will be reached or as to the terms of any agreement that is consummated.

In connection with Jazz Semiconductor’s separation from Conexant, Conexant contributed to us a substantial portion of our intellectual property, including software licenses, patents and intellectual property rights in know-how related to our business. Jazz Semiconductor agreed to license intellectual property rights relating to the owned intellectual property contributed to Jazz Semiconductor by Conexant back to Conexant and its affiliates. Conexant may use this license to have Conexant products produced by third-party manufacturers and to sell such products, but must obtain Jazz Semiconductor’s prior consent to sublicense these rights for the purpose of enabling that third party to provide semiconductor fabrication services to Conexant.

In connection with Jazz Semiconductor’s spin-off, Conexant granted to Jazz Semiconductor non-exclusive, royalty-free licenses:

•	in patents and process technology materials for use at its facilities in order to produce, sell, develop and improve semiconductor wafers and devices;

•	to use the design kits that Jazz Semiconductor offers to our customers; and

•	to certain other intellectual property used in Jazz Semiconductor’s business.

The agreement provides that in no event will Jazz Semiconductor’s or Conexant’s aggregate liability exceed $5.0 million, nor will we or they be liable for consequential or incidental damages. Because the amount of Conexant’s indemnity obligation to Jazz Semiconductor is capped, it may not be sufficient to cover all damages we might have to pay, or other costs we may incur in connection with the agreement.

In September of 2006, Jazz Semiconductor and Conexant entered into a letter settlement agreement that provides for the settlement of a dispute that had arisen between them with respect to the indemnification obligations of Conexant owed to Jazz Semiconductor under the contribution agreement pursuant to which Jazz Semiconductor was formed. The contribution agreement required Conexant to indemnify Jazz Semiconductor for up to 60% of any money paid by Jazz Semiconductor to a third party with respect to certain intellectual property contributed by Conexant to Jazz Semiconductor in connection with its spin-off. Under the letter settlement agreement, Jazz Semiconductor and Conexant agreed that Conexant’s total indemnification obligation with respect to a certain license agreement entered into between Jazz Semiconductor and a certain third party related to such intellectual property would be satisfied in full through the offset of royalties otherwise payable by Jazz Semiconductor to Conexant for the sale of SiGe products of an aggregate amount equal to $2.6 million. The parties also acknowledged in the settlement letter agreement that, in connection with this dispute and in accordance with the terms of the contribution agreement, Jazz Semiconductor had previously withheld royalties owed to Conexant for the sale of SiGe products to parties other than Conexant and its spun-off entities in the amount of approximately $2.7 million. As such, Jazz Semiconductor agreed to refund the difference to Conexant and the parties released each other from all additional future claims related to the dispute.

Prior to Jazz Semiconductor’s separation from Conexant, Conexant entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company under which Taiwan Semiconductor Manufacturing Company licensed from Conexant the right to manufacture semiconductors using Conexant’s then existing 0.18 micron or greater SiGe BiCMOS process technologies.

Our ability to compete depends on our ability to operate without infringing the proprietary rights of others. The semiconductor industry is generally characterized by frequent litigation regarding patent and other intellectual property rights. As is the case with many companies in the semiconductor industry, we have from time to time received communications from third parties asserting that their patents cover certain of its technologies or alleging infringement of their other intellectual property rights. We expect that we will receive similar communications in the future. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and devote significant management resources to the defense of these claims, which could seriously harm our company. There is no material litigation involving an infringement claim currently pending against us.

In order to minimize our risks from claims based on our manufacture of semiconductor devices or end-use products whose designs infringe on others’ intellectual property rights, we generally accept orders only from companies that we believe have a satisfactory reputation and for products that are not identified as at risk for potential infringement claims.

Environmental Matters

Semiconductor manufacturing processes generate solid, gaseous, liquid and other industrial wastes in various stages of the manufacturing process. We have installed various types of pollution control equipment in our fab to reduce, treat and, where feasible, recycle the wastes generated in its manufacturing process. Our operations are subject to strict regulation and periodic monitoring by the United States Environmental Protection Agency along with several state and local environmental agencies.

We have implemented an environmental management system that assists us in identifying applicable environmental regulations, evaluating compliance status and establishing timely waste preventive measures. The systems we implemented have been certified as meeting the ISO 14001 standard. ISO 14001 consists of a set of standards that provide guidance to the management of organizations to achieve an effective environmental management system.

We believe that we have adopted pollution measures for the effective maintenance of environmental protection standards substantially consistent with U.S. federal, state and local environmental regulations. We also believe that we are currently in material compliance with applicable environmental laws and regulations.

Employees

As of March 1, 2007, we had 792 employees, which included 667 employees in manufacturing, 80 employees in research and development and 45 employees performing sales, marketing and administrative functions.

As of March 1, 2007, 333 of our employees are covered by a collective bargaining agreement and are members of the International Brotherhood of Electrical Workers. We believe that we have a good relationship with all of our employees.

Risk Management and Insurance

As part of our risk management program, we surveyed our buildings and fab for resistance to potential earthquake damage. As a result of this survey, we implemented additional measures to minimize our fab’s exposure to potential damage caused by future earthquakes and seismically qualified our fab for a high magnitude earthquake.

We maintain industrial special risk insurance for our facilities, equipment and inventories that covers physical damage and consequential losses from natural disaster and certain other risks up to the policy limits and except for exclusions as defined in the policies. We also maintain public liability insurance for losses to others arising from our business operations and carry insurance for business interruption resulting from such events and if our suppliers are unable to provide us with supplies. While we believe that our insurance coverage is adequate and consistent with industry practice, significant damage to any of our or our manufacturing suppliers’ production facilities, whether as a result of fire or other causes, could seriously harm our business and results of operations.

Available Information

Our principal executive offices are located at 4321 Jamboree Road, Newport Beach, California 92660, and our main telephone number is (949) 435-8000. Our Internet address is www.jazztechnologies.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors

You should consider carefully the following risk factors as well as other information in this report before investing in any of our securities. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected. This could cause the market price of our common stock to decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We currently depend on Jazz Semiconductor’s spin-off customers, Conexant Systems, Inc. and Skyworks Solutions, Inc., for a significant majority of our revenues. A reduction in business from either one of these customers would adversely affect our revenues and could seriously harm our business.

For 2005 and 2006, Conexant Systems, Inc. and Skyworks Solutions, Inc., an entity that resulted from the spin-off of Conexant’s wireless division and subsequent merger with Alpha Industries, Inc., Jazz Semiconductor’s spin-off customers, together accounted for 60.5% and 38.9% of Jazz Semiconductor’s revenues, respectively (which includes the effect of a charge against revenue from Conexant of $17.5 million during the second quarter of 2006 associated with the termination of the Conexant wafer supply agreement described further below). We expect that we will continue to be dependent upon these spin-off customers for a significant portion of our revenues for the foreseeable future. Jazz Semiconductor entered into wafer supply agreements with Conexant and Skyworks; however, the minimum purchase requirements under those agreements terminated in March 2005. Jazz Semiconductor and Conexant agreed to terminate Conexant’s wafer supply agreement as of June 26, 2006. The initial term of the Skyworks wafer supply agreement expires in March 2007. We expect that as Conexant and Skyworks transition from their current designs to next generation designs, particularly with respect to designs based on standard process technologies, their business with us will decline significantly unless we capture a significant portion of their new designs based on specialty process technologies. Jazz Semiconductor has licensed back to Conexant certain patent and intellectual property rights to make Conexant products. Conexant may use this license to have its products produced for it by third party manufacturers, rather than us. Jazz Semiconductor’s revenues from each of Conexant and Skyworks declined in 2006 and we expect that they will continue to decline over the long term. In connection with the termination of the Conexant wafer supply agreement, Jazz Semiconductor agreed to issue 7,583,501 shares of its common stock to Conexant and to forgive $1.2 million owed to Jazz Semiconductor by Conexant for reimbursement of property taxes previously paid by Jazz Semiconductor. In addition, Jazz Semiconductor agreed, under certain circumstances to issue additional shares of its common stock so that the aggregate value of the common stock received by Conexant equaled $16.3 million. This wafer supply termination agreement was subsequently amended in connection with the execution of the merger agreement relating to the acquisition of Jazz Semiconductor to provide for the repurchase of such shares immediately prior to the completion of the merger and the termination of the obligation to issue additional shares for an aggregate consideration of $16.3 million in cash. Loss or cancellation of business from, significant changes in deliveries to, or decreases in the prices of services sold to, either one of these customers has, in the past, significantly reduced Jazz Semiconductor’s revenues for a reporting period and could, in the future, harm our margins, financial condition and business.

We may not be successful in continuing to add new customers or in securing significant volume from new and existing customers.

In order to be successful under our business plan, we need to continue to add new customers whose products use our specialty process technologies and to generate significant revenues from those customers. We cannot assure you that we will be able to attract new customers or generate significant revenues from existing or new customers in the future. The sales cycle for our services is long and requires us to invest significant resources as we work with each potential customer, without assurance of sales to that potential customer. Currently none of our significant customers has an obligation to purchase a minimum number of wafers from us.

When a new or existing customer decides to design a specific semiconductor using one of our processes, we define this as a design win. The period between design win and volume production for a successful product design often takes between eight and 26 months. Due in part to the length of this process, we cannot assure you that a given design will actually be implemented in our customer’s product and result in commercial orders or generate any revenues. The customer may decide to put on hold or abandon a product incorporating a design win for one or a combination of reasons such as lack of market demand, budgetary or resource constraints, and development of a superior, competitive product. If we are not successful in adding new customers who use our specialty process technologies, do not secure new design wins with new or existing customers, or do not convert design wins with new and existing customers into revenue generating products, our revenues and results of operations will be harmed.

Our business plan is premised on the increasing use of outsourced foundry services by both fabless semiconductor companies and integrated device manufacturers for the production of semiconductors using specialty process technologies. Our business will not be successful if this trend does not continue to develop in the manner we expect.

We operate as an independent semiconductor foundry focused primarily on specialty process technologies. Our business model assumes that demand for these processes within the semiconductor industry will grow and will follow the broader trend towards outsourcing foundry operations. Although the use of foundries is established and growing for standard complementary metal oxide semiconductor processes, the use of outsourced foundry services for specialty process technologies is less common and may never develop into a significant part of the semiconductor industry. If fabless companies and vertically integrated device manufacturers opt not to, or determine that they cannot, reduce their costs or allocate resources and capital more efficiently by accessing independent specialty foundry capacity, the manufacture of specialty process technologies may not follow the trend of standard complementary metal oxide semiconductor processes. If the broader trend to outsourced foundry services does not prove applicable to the specialty process technologies we intend to target, our business and results of operations will be harmed.

If we cannot compete successfully in the highly competitive foundry segment of the semiconductor industry, our business will suffer.

We compete internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Chartered Semiconductor Manufacturing Ltd., which, in addition to providing leading edge complementary metal oxide semiconductor process technologies, also have capacity for some specialty process technologies. We also compete with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM. In addition, several new dedicated foundries have commenced operations and may compete directly with us. Many of our competitors have higher capacity, longer operating history, longer or more established relationships with their customers, superior research and development capability and greater financial and marketing resources than us. As a result, these companies may be able to compete more aggressively over a longer period of time than us.

IBM competes in both the standard complementary metal oxide semiconductor segment and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. Taiwan Semiconductor Manufacturing Company publicly announced in 2001 that it planned to use the 0.18 micron or greater silicon germanium bipolar complementary metal oxide semiconductor process technologies that it licensed from Conexant at that time to accelerate its own foundry processes for the networking and wireless communications markets. In the event Taiwan Semiconductor Manufacturing Company or other dedicated foundries determine to focus their business on these processes, they will compete directly with us in the specialty process market, and such competition could harm our business.

As our competitors continue to increase their manufacturing capacity, there could be an increase in specialty semiconductor capacity during the next several years. As specialty capacity increases there may be more competition and pricing pressure on our services, and underutilization of our capacity may result. Any significant increase in competition or pricing pressure may erode our profit margins, weaken our earnings or increase our losses.

In addition, some semiconductor companies have advanced their complementary metal oxide semiconductor designs to 90 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by our specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Our specialty processes will therefore compete with these processes for customers and some of our potential and existing customers could elect to design these advanced complementary metal oxide semiconductor processes into their next generation products. We are not currently capable of internally manufacturing at 90 nanometer or smaller geometries and are currently dependent on third parties to meet our customers’ demands for these smaller geometries. If our potential or existing customers choose to design their products using these advanced complementary metal oxide semiconductor processes, our business may suffer.

Our ability to compete successfully may depend to some extent upon factors outside of our control, including general industry and economic trends, import and export controls, exchange controls, exchange rate fluctuations, interest rate fluctuations and political developments. If we cannot compete successfully in our industry, our business and results of operations will be harmed.

We have incurred a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

We have incurred a substantial amount of indebtedness to finance the acquisition of Jazz Semiconductor, related transaction costs and deferred underwriting fees and fund our operations going forward. In December 2006, we issued $166.8 million aggregate principal amount of convertible senior notes in private placements. In addition, we have entered into an agreement with Wachovia Capital Finance Corporation with respect to a three-year senior secured revolving credit facility in an amount of up to $65 million, although to date we have incurred less than $1 million of debt under the senior secured credit facility. As a result of the substantial fixed costs associated with the convertible senior notes and the potential for additional substantial fixed costs in the event we incur significant debt under the Wachovia credit facility, we expect that:

•	a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;

•	we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures; and

•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions.

These debt obligations may also impair our ability to obtain additional financing, if needed. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the semiconductor market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs.

Decreases in demand and average selling price for end-user applications of our customers’ products may decrease demand for our services and may result in a decrease in our revenues and results of operations.

The vast majority of our revenues are derived from customers who use our services to produce semiconductors for use in the wireless and high-speed wireline communications, consumer electronics, automotive and industrial end markets. Any significant decrease in the demand for end-user applications within these end markets will also result in decreased demand for our customers’ products. Our customer base is highly concentrated and variations in orders from these customers, including Jazz Semiconductor’s spin-off and post-spin-off customers, tend to vary significantly by customer based upon that customer’s inventory levels of electronic systems and semiconductors, changes in end-user demand for that customer’s product, product obsolescence and new product development cycles. If demand for semiconductors manufactured using our services decreases, the demand for our services will also decrease, which may result in a decrease in our revenues and earnings. In addition, the historical and continuing trend of declining average selling prices of end-user applications places pressure on the prices of the components that go into these end-user applications. If the average selling prices of end-user applications continue to decrease, the pricing pressure on components produced by us for our customers may lead to a reduction of our revenues and earnings.

If we are not able to continue transitioning our product mix from standard complementary metal oxide semiconductor process technologies to specialty process technologies, our business and results of operations may be harmed.

Since Jazz Semiconductor’s separation from Conexant, it has focused its research and development and marketing efforts primarily on specialty process technologies and adding new customers. These specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide semiconductor processes and double-diffused metal oxide semiconductor processes. We anticipate that any growth in our business will primarily result from these technologies, particularly from post-spin-off customers. During 2005 and 2006, Jazz Semiconductor derived 62.3% and 79.2%, respectively, of its revenues from specialty process technologies and 37.7% and 20.8%, respectively, of its revenues from standard complementary metal oxide semiconductor processes (which includes the effect of a charge against revenue from Conexant of $17.5 million during the second quarter of 2006 associated with the termination of the Conexant wafer supply agreement). To be competitive, reduce this historical dependence on standard process technologies and successfully implement our business plan, we will need to increase our percentage of revenues derived from specialty processes technologies. In order to expand and diversify our customer base, we need to identify and attract customers who will use the specialty process technologies we provide. We cannot assure you that demand for our specialty process technologies will increase or that we will be able to attract customers who use them. Some of the large dedicated foundries offer standard process technologies that support 90 nanometer or smaller geometries that may provide customers with performance and integration features that may be comparable to, or exceed, features offered by our specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. If we are not able to increase our percentage of revenues from specialty process technologies, our business and results of operations may be harmed.

In addition, there are significantly more providers of foundry services for standard complementary metal oxide semiconductor processes than specialty process technologies, and consequently much greater competition. Because we intend to continue to focus on specialty process technologies, we do not plan to invest in the research and development of more advanced standard complementary metal oxide semiconductor processes. As standard complementary metal oxide semiconductor process technologies continue to advance, we will not remain competitive in these process technologies. If our current customers switch to another foundry for standard complementary metal oxide semiconductor process technologies at a rate that is greater than our ability to increase our revenues from our specialty process technologies, our business and results of operations will be harmed.

We are dependent on the highly cyclical semiconductor market, which has experienced significant and sometimes prolonged downturns and overcapacity. A significant or prolonged downturn in this industry would cause our revenues, earnings and margins to decline, potentially more significantly than declines for integrated device manufacturers, because such manufacturers may reduce their purchases from foundries before reducing their own internal capacity and they may make additional capacity available on a foundry basis.

Our business is dependent upon market conditions in the highly cyclical semiconductor industry. Downturns in this industry may lead to reduced demand for our services, increased pricing pressure and variations in order levels from our customers that may directly result in volatility in our revenues and earnings. From time to time, the semiconductor industry has experienced significant, and sometimes prolonged, downturns. Historically, companies in the semiconductor industry have aggressively expanded their manufacturing capacity during periods of increased demand, as was the case in 2000. As a result, periods of overcapacity in the semiconductor industry have frequently followed periods of increased demand. Starting in the first quarter of 2001, the semiconductor industry experienced a significant downturn due to a number of factors, including a slowdown in the global economy, oversupply and overcapacity in the semiconductor industry and a worldwide inventory adjustment. Due to the significant downturn in the industry, most, if not all, integrated device manufacturers that had previously begun purchasing wafer fabrication services from foundries reduced purchases from such foundries, and many integrated device manufacturers allocated a portion of their internal capacity to contract production of semiconductor wafers for others, particularly fabless companies that we also target as customers.

Any increase in the portion of internal capacity allocated to contract production of semiconductor wafers for others by integrated device manufacturers or any significant downturn in our customers’ markets or in general economic conditions would also likely result in a reduction in demand for our services. Any reduction in demand for our services may force us to operate at significantly less than full capacity or idle our fab for a period of time. This would reduce our margins and harm our financial condition and results of operations. We cannot assure you that any of our customers will continue to place orders with us in the future at the same levels as in prior periods.

Jazz Semiconductor has experienced net losses during its limited history operating as an independent company and we may not be able to sustain profitability.

Since the inception of Jazz Semiconductor’s business on March 12, 2002, it has incurred cumulative net losses through December 29, 2006 of approximately $51.5 million. While Jazz Semiconductor achieved net income for some quarters, it predominantly incurred net losses in its reported results of operations and may continue to do so in the future. We cannot assure you that we will be able to sustain profitability on a quarterly or annual basis in the future. If we are not able to sustain profitability, our stock price may decline.

Jazz Semiconductor’s historical financial performance may not be indicative of our future results.

Since Jazz Semiconductor’s inception, a significant majority of its revenues have been derived from its spin-off customers, and a large percentage of its revenues have primarily been derived from products manufactured using standard complementary metal oxide semiconductor processes that are no longer the focus of its business. As customers design their next generation products for smaller geometry complementary metal oxide semiconductor processes, they may look to other foundries to provide their requisite manufacturing capacity. As a result, it is unlikely that we will continue to generate the same level of revenues from our standard complementary metal oxide semiconductor processes in the future as we shift our focus and operations to our more specialized processes: advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide semiconductor processes and double-diffused metal oxide semiconductor processes.

The pro forma financial statements contained in our SEC filings are not an indication of our actual financial condition or results of operations following the merger with Jazz Semiconductor.

The pro forma financial statements contained in our SEC filings, including in the proxy statement relating to stockholder approval of our acquisition of Jazz Semiconductor and our current report on Form 8-K filed in connection with the consummation of our acquisition of Jazz Semiconductor, are not an indication of our actual financial condition or results of operations following the merger with Jazz Semiconductor. The pro forma financial statements have been derived from our and Jazz Semiconductor’s historical financial statements and many adjustments and assumptions have been made regarding the combined company after giving effect to the merger. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy. As a result, our actual financial condition and results of operations following the merger may not be consistent with, or evident from, these pro forma financial statements.

In addition, our actual earnings per share, which is referred to as EPS, following the merger, may decrease below that reflected in the pro forma financial information for several reasons. The assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect our actual EPS following the merger.

We expect our operating results to fluctuate from quarter-to-quarter and year-to-year, which may make it difficult to predict our future performance and could cause our stock price to fluctuate and decline.

Our revenues, expenses and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future due to a number of factors, many of which are beyond our control. A significant portion of our overall costs are fixed, so reductions in demand for our services or changes in the mix of products towards standard complementary metal oxide semiconductor products, which typically have lower selling prices, or a greater weighting of revenues from Jazz Semiconductor’s spin-off customers, which typically have lower margins than revenues from new customers, can have a negative effect on our results of operations, as we have limited ability to reduce costs to respond to revenue declines. We expect fluctuations in our revenues, expenses and results of operations to continue for a number of reasons, including:

•	the level of utilization and yield of our manufacturing facility;

•	slow or negative growth in the markets served by our customers;

•	the loss of a key customer or a significant portion of our business;

•	the rescheduling or cancellation of large orders by our customers, the deferral of shipment of our finished products to customers, or the failure of a customer to pay us in a timely manner;

•	unanticipated delays or problems in introducing new products by us or our customers;

•	shifts by integrated device manufacturers between internal and outsourced production;

•	our or our competitors’ new product, service or technological offerings;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the mix of process technologies used at our and our manufacturing suppliers’ facilities;

•	rescheduling or cancellation of planned capital expenditures, or actual capital expenditures exceeding planned capital expenditures;

•	costs related to possible acquisitions of technologies or businesses;

•	customer concessions, or returns of wafers due to quality or reliability issues; and

•	changes in foreign currency exchange rates.

Due to the factors noted above and other risks discussed in this section, many of which are beyond our control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict our future financial performance. Unfavorable changes in any of the above factors may seriously harm our business, financial condition and results of operations.

Most of our customers do not place purchase orders far in advance, which makes it difficult for us to predict our future revenues, adjust production costs and allocate capacity efficiently on a timely basis.

Most of our customers generally place purchase orders only three to four months before shipment. Most of our customers are also generally able to cancel or delay the delivery of orders on short notice. In addition, due to the cyclical nature of the semiconductor industry, our customers’ purchase orders have varied significantly from period to period. As a result, we do not typically operate with any significant backlog. The lack of significant backlog and the limited certainty of customer orders can make it difficult for us to forecast our revenues in future periods and allocate our capacity efficiently. Moreover, our expense levels are based in part on our expectations of future revenues and we may be unable to adjust costs in a timely manner to compensate for revenue shortfalls.

Our ability to achieve and maintain profitability depends significantly on our ability to obtain high capacity utilization and fab yields at our Newport Beach, California fab.

Our ability to achieve and maintain profitability depends significantly on our ability to:

•	obtain high capacity utilization at our Newport Beach, California fab, which is measured by the level of its production activity in relation to its available production capacity;

•	continuously maintain and improve our fab yield, which is the number of wafers completed that meet certain acceptance criteria, expressed as a percentage of total wafers started; and

•	continuously maintain and improve our manufacturing yield, which is the percentage of functioning die on a wafer, expressed as a percentage of total die per wafer.

During periods of lower capacity utilization, fab yield and manufacturing yield, we manufacture and sell fewer wafers over which to allocate our fixed costs. Because a large percentage of our costs are fixed, this can significantly and adversely affect our gross margins and our ability to achieve and maintain profitability. While high capacity utilization rates are a significant contributor to our ability to achieve profitability, numerous other factors also affect our operating results and our ability to achieve profitability. Accordingly, we cannot assure you that if we achieve high capacity utilization rates we will be profitable. We have in the past and may in the future achieve high capacity utilization rates in a quarter but still experience net losses in that quarter due to unrelated factors, such as one-time merger-related expenses and write-offs.

Our Newport Beach, California fab yields and manufacturing yields also directly affect our ability to attract and retain customers, as well as the price of our services. If we are unable to achieve high capacity utilization and continuously maintain or improve our yields, our margins may substantially decline and our business and results of operations may be harmed.

We may not be able independently to develop or secure on commercially reasonable terms critical process technology, which may result in our loss of customers and market share and may cause us to incur an investment obligation or give up rights.

Enhancing our manufacturing process technologies is critical to our ability to provide services for our customers. The semiconductor industry and the process technologies used are constantly changing. If we do not anticipate these changes in process technologies and rapidly develop innovative technologies, or secure on commercially reasonable terms the rights to use critical process technology developed by others, we may not be able to provide specialty foundry services on competitive terms. If we are unable to maintain the ability to provide specialty foundry services on competitive terms, some of our customers may use the services of our competitors instead of our services.

In addition, our research and development efforts are focused primarily on upgrading our specialty process technologies and developing advanced specialty process technologies for new applications. Many other foundries continue to invest significant amounts in the research and development of standard process technologies. For example, some foundries have developed standard process technologies of 90 nanometer or smaller geometries that may provide customers with performance and integration features that may be comparable to, or exceed, features offered by our specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. We are not currently capable of internally manufacturing at 90 nanometer or smaller geometries and are currently dependent on third parties to meet our customers’ demands for these smaller geometries. As a result, we expect that we will need to offer, on an ongoing basis, increasingly advanced and cost-effective specialty process technologies prior to these or comparable technologies and processes being offered by our competitors. If we are unable to continue transitioning our product mix from standard process technologies to specialty process technologies and our standard process technologies are unable to compete in the marketplace, we will lose market share and our revenues are likely to decline.

We intend to expand our operations, which may strain our resources and increase our operating expenses, and if we expand our business through acquisitions or strategic relationships we may not be able to integrate them successfully in a cost-effective and non-disruptive manner.

Our success depends on our ability to expand our operating capacity and to enhance our process technologies in response to changing customer demands, competitive pressures and technologies. We may expand our capacity and enhance our process technologies, both domestically and internationally, through internal growth, strategic relationships or acquisitions. As we expand our capacity, broaden our customer base or increase the breadth of specialty process technologies that we offer, our management resources may become constrained, we may not adequately be able to service our customers and our business may be harmed. We may determine that it is necessary to grow our business through acquisitions and strategic relationships. We cannot assure you that we will be successful in reaching agreements to acquire other businesses or to enter into strategic relationships or, if such agreements are reached, that their terms will be favorable to us. Even if we complete acquisitions or enter into strategic relationships we may not be successful in integrating the acquisition or adapting our business to the strategic relationship. Integrating any business or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses or technologies effectively, our business will suffer. We also expect that any expansion of our business will strain our systems and operational and financial controls. In addition, we are likely to incur significantly higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited. Our officers have limited experience in managing large or rapidly growing businesses. Further, our officers have limited experience managing companies through acquisitions. If we fail to effectively manage our planned expansion of operations, our business and results of operations may be harmed.

If we fail to adequately protect our intellectual property rights, we may lose valuable assets, experience reduced revenues and incur costly litigation to protect our rights.

We depend in part on patents and other intellectual property rights covering our design and manufacturing processes. We hold patents and patent licenses and we intend to continue to seek patents on our inventions relating to product designs and manufacturing processes. The process of seeking patent protection can be long and expensive, however, and we cannot guarantee that all of our currently pending or future applications will result in issued patents. Even if patents are issued, they may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Because patent and other intellectual property litigation is costly and unpredictable, our attempts to protect our rights or to defend ourselves against claims made by others could impose high costs and risks on our business. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business and results of operations.

A portion of our intellectual property is also used by our manufacturing suppliers in China, a country in which we currently have no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater risk for us as we seek to increase our use of manufacturing capacity in China, which provides less protection for intellectual property than does the United States. Our inability to enforce our intellectual property rights, and the inability of our manufacturing suppliers to enforce their intellectual property rights in some countries, especially China, may harm our business and results of operations.

If we are subject to a protracted infringement claim or one that results in significant damage awards, our results of operations may be adversely affected.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are either published or granted. Due to the complexity of the technology used and the multitude of patents, copyrights and other overlapping intellectual property rights, the semiconductor industry is characterized by frequent litigation regarding patent, trade secret, copyright and other intellectual property rights. It is common for patent owners to assert their patents against semiconductor manufacturers. From time to time we receive communications from third parties asserting that their patents cover certain of our technologies and alleging infringement of their intellectual property rights. We expect that we will continue to receive such communications in the future. As a result, we engage in discussions from time to time concerning the licensing of third party technology or cross-licensing such technology and its technology. We cannot assure you that we will be successful in reaching agreements to license or cross-license a third party’s intellectual property or, if such agreements are reached, that their terms will be favorable to us. In the event any third party were to make a successful claim against us or our customers that we or our customers have misappropriated their trade secrets or infringed on their patents, copyrights or other intellectual property rights, we or our customers could be required to:

•	seek to acquire licenses, which may not be available on commercially reasonable terms, if at all;

•	discontinue using certain process technologies, which could cause us to stop manufacturing selling, offering to sell, using or importing certain products;

•	pay substantial monetary damages; and

•	seek to develop non-infringing technologies, which may not be feasible.

In addition, third parties, some of which are potential competitors, may initiate litigation against our manufacturing suppliers, alleging infringement of their proprietary rights with respect to existing or future materials, processes or equipment. In the event of a successful claim of infringement and the failure or inability to license or independently develop alternative, non-infringing technology on a timely basis by us or our manufacturing suppliers, we may be unable to obtain sufficient manufacturing capacity or offer competitive products. As a result, our product portfolio would be limited, and we would experience increased expenses.

Any one of these developments could place substantial financial and administrative burdens on us and hinder our business. We may not have sufficient resources to defend ourselves or our customers against litigation. If we fail to obtain necessary licenses or if litigation relating to patent infringement or other intellectual property matters occurs, it could hurt our reputation in our industry and prevent us from manufacturing particular products or applying particular process technologies, which could reduce our opportunities to generate revenues. As a result, our business, operating results and financial condition could be significantly harmed.

The international nature of our business exposes us to financial and regulatory risks.

A significant portion of our planned manufacturing capacity, as well as our ability to provide assembly and test services through subcontractors, is derived from our international relationships with manufacturers and others, particularly in Asia. We have an established office in Asia and are seeking to expand our global presence by opening additional offices, particularly in Asia and Europe. To date, we do not have significant sales in foreign countries. If we are successful in expanding our global presence, we will be more significantly exposed to risks associated with international operations. International operations are subject to a number of risks, including the following:

•	political and economic instability, international terrorism and anti-American sentiment;

•	laws and business practices favoring local companies;

•
withholding tax obligations on license revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

•	the timing and availability of export licenses and permits;

•	tariffs and other trade barriers;

•	difficulties in collecting accounts receivable;

•	currency exchange risks;

•	burdens and costs of compliance with a variety of foreign laws;

•	less effective protection of intellectual property than is afforded to us in the United States; and

•	difficulties and costs of staffing and managing foreign operations.

In addition, the United States or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country. The geographical distance between the United States, Asia and Europe also creates a number of logistical and communication challenges. We cannot assure you that we will not experience any serious harm in connection with our international operations.

Failure to comply with governmental regulations by us, our manufacturing suppliers or our customers could reduce our sales or require design modifications.

The semiconductors we produce and the export of technologies used in our manufacturing processes may be subject to U.S. export control and other regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic foreign regulatory approvals or certificates could materially harm our business by reducing our production capacity, requiring modifications to our processes that we license to our foreign manufacturing suppliers, or requiring unacceptable modifications to the products of our customers. If controlled, neither we nor our customers may export such products without obtaining an export license. In addition, we depend on our manufacturing suppliers in China for a significant portion of our planned manufacturing capacity, and export licenses may be required in order for us to transfer technology related to our manufacturing processes to our foreign manufacturing suppliers. These restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than us or our customers are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised.

Our manufacturing suppliers in China are subject to extensive government regulation, which can lead to uncertainty.

ASMC and HHNEC, which we refer to as our manufacturing suppliers, are located in China. We currently rely on ASMC and HHNEC for approximately 10% of our manufacturing capacity and expect that we could be dependent upon these manufacturers for approximately 10% to 20% of our future manufacturing capacity in the next two years. The Chinese government has broad discretion and authority to regulate the technology industry in China. China’s government has also implemented policies from time to time to regulate economic expansion in China. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require us and our manufacturing suppliers to change our business plan, increase our costs or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.

In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to domestic companies in the semiconductor industry, including our manufacturing suppliers and competitors, in order to encourage development of the industry. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to us or our manufacturing suppliers could adversely affect our business and operating results.

A significant portion of our workforce is unionized, and our operations may be adversely affected by work stoppages, strikes or other collective actions which may disrupt our production and adversely affect the yield of our fab.

A significant portion of our employees at our Newport Beach, California fab are represented by a union and covered by a collective bargaining agreement that expires in 2008. We cannot predict the effect that continued union representation or future organizational activities will have on our business. Conexant experienced a work stoppage at our Newport Beach, California fab in 1998. We cannot assure you that we will not experience a material work stoppage, strike or other collective action in the future, which may disrupt our production and adversely affect our customer relations and operational results.

If we are unable to collaborate successfully with electronic design automation vendors and third-party design service companies to meet our customers’ design needs, our business could be harmed.

We have established relationships with electronic design automation vendors and third-party design service companies. We work together with these vendors to develop complete design kits that our customers can use to meet their design needs using our process technologies. Our ability to meet our customers’ design needs successfully depends on the availability and quality of the relevant services, tools and technologies provided by electronic design automation vendors and design service providers, and on whether we, together with these providers, are able to meet customers’ schedule and budget requirements. Difficulties or delays in these areas may adversely affect our ability to attract customers, and thereby harm us.

We depend on key personnel, and we may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand our business.

Our success, including our ability to integrate the business of Jazz Semiconductor, depends to a significant extent upon our key senior executives and research and development, engineering, finance, marketing, sales, manufacturing, support and other personnel. Our employment relationship with each of our executive officers is at-will, and accordingly any of our executive officers could choose to terminate their employment with us at any time. In addition, while certain key employees of Jazz Semiconductor, including Dr. Li, executed employment agreements in connection with the merger, these employment agreements are at-will and these key employees can also terminate their employment with us at any time. The unexpected loss of the services of one or more of these executives or other key personnel could adversely affect our ability to integrate our business after the merger. We do not carry key person insurance on any of our executives or other key personnel.

Our success also depends upon our ability to continue to attract, retain and integrate qualified personnel, particularly engineers and finance personnel. The competition for these employees is intense and we cannot assure you that we will be able to secure the services of enough qualified personnel, or do so at a reasonable cost, for our business to succeed. If we fail to retain, hire, train and integrate qualified employees, we will not be able to maintain and expand our business.

We have incurred significant costs associated with the merger, which has reduced the amount of cash otherwise available for other corporate purposes.

As a result of the completion of the merger with Jazz Semiconductor, we have incurred significant costs associated with the merger. These costs have reduced the amount of cash otherwise available for other corporate purposes. We estimate that we have incurred direct transaction costs of approximately $4.8 million associated with the merger, which have been included as a part of the total purchase cost of the merger for accounting purposes. In addition, we incurred direct transaction costs of approximately $6.1 million in connection with the issuance of convertible senior notes used to finance a portion of the merger consideration. Further, we may incur additional material charges reflecting additional costs associated with the merger in fiscal quarters subsequent to the quarter in which the merger was completed. There is no assurance that the significant costs associated with the merger will prove to be justified in light of the benefits ultimately realized.

Prior to the merger with Jazz Semiconductor, Jazz Technologies did not have any operations and Jazz Semiconductor never operated as a public company. Fulfilling our obligations as a public company going forward will be expensive and time consuming.

Prior to the merger, Jazz Semiconductor, as a private company, had not been required to document and assess the effectiveness of its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Jazz Semiconductor does not currently have an internal audit group. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our activities as a blank-check company, we will now have to establish and maintain such disclosure controls and procedures and internal controls over financial reporting over a larger enterprise. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the American Stock Exchange, we are required to implement additional corporate governance practices and adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations requires significant time and resources from our management and our finance and accounting staff and will significantly increase our legal, insurance and financial compliance costs. As a result of the increased costs associated with being a public company, our operating income as a percentage of revenue is likely to be lower.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test Jazz Technologies’ internal controls over financial reporting beginning with the fiscal year ending December 31, 2007 and Jazz Semiconductor’s internal controls over financial reporting beginning with the fiscal year ending December 31, 2008, and will require an independent registered public accounting firm to report on its assessment as to the effectiveness of these internal controls over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting. We will also be required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for Jazz Technologies for the fiscal year ending December 31, 2007 and subsequent years and for Jazz Semiconductor for the fiscal year ending December 31, 2008 and subsequent years. In addition, an independent registered public accounting firm will be required to test, evaluate and report on the completeness of management’s assessment. We may incur significant costs to comply with these requirements.

We may in the future discover areas of internal controls over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal controls over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 could potentially subject the company to sanctions or investigation by the SEC or other regulatory authorities.

The completion of the merger with Jazz Semiconductor could result in disruptions in business, loss of customers or contracts or other adverse effects.

The completion of the merger with Jazz Semiconductor may cause disruptions, including potential loss of customers and other business partners, which could have material adverse effects on our business and operations. Although we believe that our business relationships are and will remain stable, our customers, manufacturing suppliers and other business partners, in response to the completion of the merger, may adversely change or terminate their relationships with us, which could have a material adverse effect on our business going forward.

Significant changes in our stockholder composition will jeopardize our ability to use some or all of our net operating loss carryforwards going forward.

At December 29, 2006, Jazz Semiconductor had federal tax net operating loss, or NOL, carryforwards of approximately $93.5 million and state tax net operating loss carryforwards of approximately $79.4 million. The federal tax loss carryforwards will begin to expire in 2022, unless previously utilized. The state tax loss carry forwards will begin to expire in 2008, unless previously utilized. At December 29, 2006, Jazz Semiconductor had combined federal and state alternative minimum tax credits of $0.1 million. The alternative minimum tax credits do not expire.Utilization of net operating losses, credit carryforwards and certain deductions may be subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards and other deferred tax assets will be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. Such a limitation may be imposed as a result of the consummation of the merger. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various tax authorities.

Risks Related to Our Manufacturing

Our manufacturing processes are highly complex, costly and potentially vulnerable to impurities and other disruptions that can significantly increase our costs and delay product shipments to our customers.

Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified to improve fab and manufacturing yields and product performance. Impurities or other difficulties in the manufacturing process or defects with respect to equipment or supporting facilities can lower manufacturing yields, interrupt production or result in losses of products in process. As system complexity has increased and process technology has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. From time to time we have experienced production difficulties that have caused delivery delays and quality control problems. In the past, we have encountered manufacturing and related problems, including:

•	capacity constraints due to changes in product mix;

•	the delayed delivery or qualification of equipment critical to our production, including steppers and chemical stations;

•	delays during expansions and upgrades of our clean rooms and other facilities;

•	difficulties in increasing production at our Newport Beach, California fab and at our manufacturing suppliers;

•	difficulties in changing or upgrading our process technologies at our Newport Beach, California fab and at our manufacturing suppliers;

•	raw materials shortages and impurities;

•	required unscheduled maintenance or repairs;

•	malfunctions of our wafer production equipment or that of our manufacturing suppliers; and

•	other operational and engineering problems resulting in reduced product yields for our customers.

We cannot guarantee you that we will be able to maintain our efficiency or avoid impurities in the manufacturing process or avoid other manufacturing disruptions in the future, to the same extent as in the past. In addition, we cannot guarantee you that our manufacturing suppliers will not experience production difficulties.

If we are unable to obtain raw materials and equipment in a timely manner, our production schedules could be delayed and we may lose customers.

We depend on our suppliers of raw materials. To maintain competitive manufacturing operations, we must obtain from our suppliers, in a timely manner, sufficient quantities of materials at acceptable prices. Although we source most of our raw materials from several suppliers, we obtain our silicon wafers only from Wacker Siltronic Corporation because of the consistent quality of their wafers, the long working history of our predecessors, Conexant and Rockwell International Corporation, with this supplier and our sales arrangement with this supplier. Siltronic maintains an approximately six week supply of inventory at our fab. We believe that qualification of a second wafer supplier could take from six months to one year. We also use single suppliers for photomasks and certain photoresists used in our processes. For example, Photronics Inc. is the sole-service supplier of our photomasks. We believe it would take between ten and twelve months to qualify a new supplier if Photronics was unable or unwilling to continue as a supplier. We receive EKC 652, a chemical used in the etch process, from E.I. du Pont de Nemours and Company. DuPont is the sole producer of this chemical, and its chemistry is unique. We believe that it would take between five and six months to replace this chemical if DuPont was unable or unwilling to continue as a supplier. We do not have long-term contracts with most of our suppliers. From time to time, vendors have extended lead times or limited the supply of required materials to us because of capacity constraints. Consequently, we have experienced difficulty in obtaining the quantities of raw materials we need on a timely basis.

From time to time we may reject materials that do not meet our specifications, resulting in a decline in manufacturing or fab yields. We cannot assure you that we will be able to obtain sufficient quantities of raw materials and other supplies in a timely manner. If the supply of materials is substantially diminished or if there are significant increases in the costs of raw materials, we may not be able to obtain raw materials at all or we may be forced to incur additional costs to acquire sufficient quantities of raw materials to sustain our operations, which may increase our marginal costs and reduce profitability.

We also depend on a limited number of manufacturers and vendors that make and maintain the complex equipment we use in our manufacturing processes. We rely on these manufacturers and vendors to improve our technology to meet our customers’ demands as technology improves. In periods of volatile market demand or with respect to the procurement of unique tools, the lead times from order to delivery of this equipment can be as long as six to 12 months. Following delivery, installation and qualification of our processes on this equipment can also be time consuming and difficult. If there are delays in the delivery, installation or qualification of equipment, it could cause us to delay our introduction of new manufacturing capacity or process technologies and delay product deliveries, which may result in the loss of customers and revenues.

We rely on ASMC and HHNEC, manufacturing suppliers over whom we have limited control, for a significant portion of our future manufacturing capacity, and these manufacturing suppliers may not deliver sufficient production capacity or quality to allow us to meet our customers’ needs.

We operate one semiconductor fabrication facility in Newport Beach, California, in which we currently produce the majority of our products. We have entered into manufacturing supply agreements with ASMC and HHNEC that are designed to allow us to utilize production capacity at two additional fabrication facilities in China. We expect to use our Newport Beach, California fab to develop and implement new specialty process technologies required to meet the needs of our customers, and to use the foundry capacity of ASMC and HHNEC to support higher volume production for our customers after process implementation and part qualification are complete. We are dependent on these arrangements to achieve the capacity levels needed for our business to continue to grow. However, we have limited control over ASMC’s and HHNEC’s production and quality control systems, and these companies have limited manufacturing experience using our specialty process technologies. We rely on our third-party manufacturers to implement successfully our specialty process technologies at their facilities. This has in the past, and may in the future, require more time than what we anticipate. Jazz Semiconductor began to utilize volume production capacity at ASMC in the first quarter of 2004 and we have not fully tested our ability to access capacity at acceptable quality levels of ASMC and HHNEC. We are aware of certain instances where the yield of product produced by ASMC and HHNEC has been below that of our Newport Beach fab, although still sufficient to meet customers’ demands. We believe that ASMC and HHNEC have periodically experienced increased demands for their available capacity. While these suppliers have substantially met our requests for wafers to date, if we had a sudden significant increase in demand for their services, it is possible that they would not be able to satisfy our increased demand in the short term and that from time to time may be unable to provide all of the manufacturing capacity we may desire to utilize, including amounts that are within the capacity they have contractually agreed to provide us. Should we fail to maintain and expand our manufacturing supply agreements or fail to implement our specialty processes at a manufacturing supplier’s facility in a timely manner, or if our manufacturing suppliers do not continue to deliver the capacity that we require in a timely manner or do not produce wafers to specifications and at costs acceptable to our customers, our ability to meet our customers’ needs could be seriously harmed and our customers may turn to our competitors to satisfy their requirements, causing us to lose significant sources of revenues.

If the semiconductor wafers we manufacture are used in defective products, we may be subject to product liability or other claims and our reputation could be harmed.

We provide custom manufacturing to our customers who use the semiconductor wafers we manufacture as components in their products sold to end users. If these products are used in defective or malfunctioning products, we could be sued for damages, especially if the defect or malfunction causes physical harm to people. The occurrence of a problem could result in product liability claims as well as a recall of, or safety alert or advisory notice relating to, the product. We cannot assure you that our insurance policies will cover specific product liability issues or that they will be adequate to satisfy claims made against us in the future. Also, we may be unable to obtain insurance in the future at satisfactory rates, in adequate amounts, or at all. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition and on our ability to attract and retain customers.

We occasionally manufacture wafers based on forecasted demand, rather than actual orders from customers. If our forecasted demand exceeds actual demand we may have obsolete inventory, which could have a negative impact on our gross margin.

We initiate production of a majority of our wafers once we have received an order from a customer. We generally do not carry a significant inventory of finished goods unless we receive a specific customer request or if we decide to produce wafers in excess of customer orders, because we forecast future excess demand and capacity constraints. If our forecasted demand exceeds actual demand, we may be left with excess inventory that ultimately becomes obsolete and must be scrapped when it cannot be sold. Significant amounts of obsolete inventory could have a negative impact on our gross margin and results of operations.

We may be subject to the risk of loss due to fire because materials we use in our manufacturing processes are highly flammable and our insurance coverage may not be sufficient to cover all of our potential losses.

We use highly flammable materials such as silane and hydrogen in our manufacturing processes and may therefore be subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. We maintain insurance policies to reduce losses caused by fire, including business interruption insurance. Our insurance coverage is subject to deductibles and would not be sufficient to cover all of our potential losses such as the full replacement of our fab. If our fab or our manufacturing suppliers’ fabs were to be damaged or cease operations as a result of a fire, the time to repair or rebuild the fab would be significant and it would reduce our manufacturing capacity, delay the manufacture of our customers’ products, reduce our revenues and profit, cause us to lose important customers and would have a material adverse effect on our results of operations.

Our production yields and business could be significantly harmed by natural disasters, particularly earthquakes.

Our Newport Beach, California fab is located in southern California, a region known for seismic activity. In addition, substantially all of our manufacturing suppliers’ capacity is located in a geographically concentrated area in China, where disruptions from natural disasters may affect the region. Due to the complex and delicate nature of our manufacturing processes, our and our manufacturing suppliers’ facilities are particularly sensitive to the effects of vibrations associated with even minor earthquakes. Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. We cannot be certain that precautions we have taken to seismically upgrade our fab will be adequate to protect our facilities in the event of a major earthquake, and any resulting damage could seriously disrupt our production and result in reduced revenues.

Our production may be interrupted if we cannot maintain sufficient sources of fresh water and electricity.

The semiconductor manufacturing process requires extensive amounts of fresh water and a stable source of electricity. Droughts, pipeline interruptions, power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict our access to these utilities in the areas in which our fabs are located. In particular, our Newport Beach, California fab is located in an area that is susceptible to water and electricity shortages. If there is an insufficient supply of fresh water or electricity to satisfy our requirements, we may need to limit or delay our production, which could adversely affect our business and operating results. Increases in utility costs would also increase our operating expenses. In addition, a power outage, even of very limited duration, could result in a loss of wafers in production and a deterioration in our manufacturing yields, and substantial downtime to reset equipment before resuming production.

Failure to comply with environmental regulations could harm our business.

We use hazardous materials and substances in the manufacturing and testing of products and in the development of our technologies in our research and development laboratories. We are subject to a variety of local, state and federal regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous materials and substances. Failure to comply with environmental regulations could result in revocation of operating permits, the imposition of substantial fines or penalties on us, interruption of production, alteration of our manufacturing processes or cessation of operations. In addition, we must obtain and comply with operating permits in a timely manner to support our product development and product ramp or our production may be delayed or halted. Compliance with environmental regulations could require us to pay increased fees, acquire expensive pollution control equipment or to incur other substantial expenses. We could also be required to incur costs associated with the investigation and remediation of contamination at currently or formerly owned, operated or used sites, or at sites at which our hazardous waste was disposed. Any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liability under certain statutes. The imposition of these liabilities could significantly harm our business.

Risks Related to Our Securities

The price of our common stock is volatile and may be less than what you originally paid for your shares of common stock.

The price of our common stock is volatile, and may fluctuate due to factors such as:

•	actual or anticipated fluctuations in quarterly and annual results;

•	mergers, consolidations and strategic alliances in the semiconductor industry;

•	market conditions in the semiconductor industry;

•	our earnings estimates and those of our publicly held competitors; and

•	the general state of the stock markets.

The semiconductor industry has been highly unpredictable and volatile. The market for common shares of companies in this industry may be equally volatile. Our common stock may trade at prices lower than what you originally paid for your corresponding shares of our common stock.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire and we will not net-cash settle the warrants. Thus, our warrants may be deprived of any value. The market for our warrants may be limited, and the warrants may expire worthless. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

Excluding 666,668 warrants held by Acquicor Management LLC, Dr. Harold L. Clark and Messrs. John P. Kensey and Moshe I. Meidar, who were stockholders prior to our initial public offering, we have outstanding redeemable warrants to purchase an aggregate of 53,119,659 shares of common stock as of March 13, 2007. These warrants will be exercised only if the $5.00 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. In addition, we sold to the underwriters in the initial public offering an option to purchase up to 1,250,000 units at $7.50 per unit, part of which was transferred to Paul Pittman, our Executive Vice President and Chief Financial and Administrative Officer. The exercise of this option, and the exercise of the warrants included in the units issuable upon the exercise of this option, would lead to further dilution and a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our units (including warrants issued and outstanding as a result of the exercise of the purchase option that we agreed to sell to the underwriters in our initial public offering and the warrants sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

If the posting of our roadshow presentation on NetRoadshow.com and RetailRoadshow.com in connection with our initial public offering were held to be a violation of the Securities Act of 1933, as amended, we could be required to repurchase securities sold in our initial public offering.

The roadshow presentation for our initial public offering was posted on NetRoadshow.com and RetailRoadshow.com, two Internet web sites, between January 19 and February 4, 2006. Because, prior to the consummation of the merger with Jazz Semiconductor, we were deemed to be a “shell company” under the rules of the Securities Act that became effective in December 2005, we were not eligible to use the provisions of these rules that permit the Internet posting of roadshow presentations. If a court were to conclude that the posting of the roadshow presentation on these web sites constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold in our initial public offering at the original purchase price, plus statutory interest from the date of purchase, for claims brought during the one year period following the date of the violation. In that event, we may not have sufficient funds to repurchase all of the shares sold in our initial public offering. We would contest vigorously any claim that a violation of the Securities Act occurred. However, we could incur considerable expense in contesting any such claim, which would similarly result in a reduction in the amounts available for other purposes.

If the private placement prior to our initial public offering was not conducted in compliance with applicable law, our inside stockholders may have the right to rescind the units purchased in the private placement.

On March 13, 2006, we consummated a private placement of 333,334 units to our inside stockholders. Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the units, and shares and warrants underlying the units, should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws, in which case the securities may have been issued in violation of Section 5 of the Securities Act of 1933, as amended, and such applicable blue sky laws. Although our inside stockholders have waived their respective rights, if any, to rescind their unit purchases as a remedy to our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying federal and state securities laws. If the existing stockholders bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate of $2.0 million, plus interest, to them, thereby reducing the amount available to fund our operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our headquarters and manufacturing facilities are located in Newport Beach, California. We lease the use of these facilities from Conexant under leases that expire March 12, 2017 and we have the option to extend each lease for two consecutive five-year periods after March 12, 2017. Under the current lease, our headquarters office may be relocated one time by Conexant no earlier than 12 months from the completion of the merger with Jazz Semiconductor to another building within one mile of its current location at Conexant’s option and expense, subject to certain conditions. We also lease from third-parties warehouse facilities in Irvine, California and office facilities in Shanghai, China.

The following table provides certain information as to our principal general offices, manufacturing and warehouse facilities:

Property Location	Use	Floor Space
Newport Beach, California	Headquarters office	68,227 square feet
Newport Beach, California	Manufacturing facility	320,510 square feet
Irvine, California	Warehouse	10,064 square feet
Shanghai, China	Research and development facility	8,813 square feet

Consistent with our manufacturing strategy, we plan to add manufacturing capacity as needed by expanding our existing manufacturing supply relationships, entering into new manufacturing supply relationships or acquiring existing manufacturing facilities.

Item 3.  Legal Proceedings

We are not currently involved in material litigation or other proceedings. As is the case with many companies in the semiconductor industry, we have from time to time received notices alleging infringement of intellectual property rights of others and breach of warranties.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

Our units, which consist of one share of our common stock, par value $0.0001 per share, and two warrants, each to purchase an additional share of our common stock, are listed on the American Stock Exchange under the symbol “JAZ.U.” Our common stock is listed separately on the American Stock Exchange under the symbol “JAZ” and commenced trading separately on April 4, 2006. Our warrants are listed separately on the American Stock Exchange under the symbol “JAZ.WS” and commenced trading separately on April 4, 2006. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing March 15, 2007. Our warrants will expire at 5:00 p.m., New York City time, on March 15, 2011, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low closing prices of our units, common stock and warrants, respectively, as reported on the American Stock Exchange.

Units

QUARTER ENDED	HIGH	LOW
December 31, 2006	7.38	6.31
September 30, 2006	7.10	6.16
June 30, 2006	7.72	6.21
March 31, 2006 (commencing March 14, 2006)	7.00	6.56

Common Stock

QUARTER ENDED	HIGH	LOW
December 31, 2006	5.69	5.43
September 30, 2006	5.59	5.35
June 30, 2006 (commencing April 4, 2006)	5.83	5.40

Warrants

QUARTER ENDED	HIGH	LOW
December 31, 2006	0.83	0.47
September 30, 2006	0.72	0.41
June 30, 2006 (commencing April 4, 2006)	0.90	0.47

The closing price of our common stock, warrants and units as reported on the American Stock Exchange on March 15,2007, was $4.60, $0.90 and $6.45, respectively. As of March 15,2007, there were 6 holders of record of our units, 7 holders of record of our common stock and 1 holder of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. It is our board’s current intention to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends, if and when paid, will be within the discretion of our then board of directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Equity Compensation Plan Information

As of December 31, 2006, we had no equity compensation plans in effect.

Item 6.  Selected Financial Data

Our selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes. The statement of operations data for the year ending December 31, 2006 and the period from August 12, 2005 (inception) through December 31, 2005 and the balance sheet data as of December 31, 2006 and 2005 have been derived from our audited financial statements included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period. Further, the selected financial data presented below relates only to the financial condition and results of operations of Jazz Technologies as of December 31, 2006 and does not include Jazz Semiconductor’s financial condition and results of operations. As a result of the consummation of the merger with Jazz Semiconductor, we expect our future financial condition and results of operations to differ substantially from our historical financial condition and results of operations.

Statements of Operations
(in thousands, except per share data)

	Year ended December 31, 2006	August 12, 2005 (date of inception) through December 31, 2005
	(in thousands)
Operating expenses:
General and administrative	$316	$3
Consulting	280	—
Insurance	73	—
Total operating expenses	669	$3
Other income (expense):
Interest income	4,935	—
Interest expense	(487)	(3)
Total other income (expense)	4,448	(3)
Net income (loss) before provision for taxes	3,779	(6)
Provision for taxes	485	—
Net income (loss)	$3,294	$(6)
Accretion of trust account relating to common stock subject to possible conversion	(649)	--
Net income (loss) attributable to other common stockholders	$2,645	$(6)
Weighted average common shares outstanding subject to possible conversion	5,739	—
Basic and diluted net income per share subject to possible conversion	$0.11	$—
Weighted average common shares outstanding	22,704	5,374
Basic and diluted net income per share	$0.12	$—

Balance Sheets
(in thousands)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$633	$76
Cash and cash equivalents held in trust account	167,715	—
Cash and cash equivalents held in convertible note escrow account	166,750	—
Accrued interest receivable in trust account	489	—
Accrued interest receivable in convertible note escrow account	273	—
Prepaid insurance	66	—
Deferred offering costs	—	417
Total current assets	$335,926	$493
Deferred acquisition costs	2,163	—
Debt issuance costs	6,017	—
Total assets	$344,106	$493
Liabilities and stockholders’ equity
Deferred underwriting fees	$3,450	$—
Other current liabilities	9,133	474
Long term liabilities:
8% convertible senior notes due 2011	166,750	—
Common stock, subject to possible conversion	33,511	—
Total stockholders’ equity	131,262	19
Total liabilities and stockholders’ equity	$344,106	$493

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report, as well as the information set forth in the “Risk Factors” section of this report. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

We were formed on August 12, 2005 for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses in the technology, multimedia and networking sectors, focusing specifically on businesses that develop or provide technology-based products and services in the software, semiconductor, wired and wireless networking, consumer multimedia and information technology-enabled services segments.

On February 16, 2007, we consummated the acquisition of Jazz Semiconductor, pursuant to an Agreement and Plan of Merger among us, Joy Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, Jazz Semiconductor and TC Group, L.L.C., as stockholders’ representative, whereby Joy Acquisition Corp. merged with and into Jazz Semiconductor with Jazz Semiconductor becoming our wholly-owned subsidiary (see Note O to our financial statements for a further description of the consummation of the merger).

On December 19 and 22, 2006, we completed private placements of $166.8 million aggregate principal amount of convertible senior notes.

The following discussion relates only to the financial condition and results of operations of Jazz Technologies as of December 31, 2006 and does not include Jazz Semiconductor’s financial condition and results of operations. As a result of the consummation of the merger with Jazz Semiconductor, we expect our future financial condition and results of operations to differ substantially from our historical financial condition and results of operations.

Results of Operations

Net Income

For the year ended December 31, 2006, our primary source of income was interest income of $4.9 million, $4.7 million of which related to interest earned on the funds held in our trust account. Following our initial public offering in March 2006, our focus was to identify and pursue an acquisition. Those efforts culminated with the previously announced acquisition of Jazz Semiconductor on February 16, 2007. In connection with those efforts we incurred expenses related to travel, consulting fees, insurance costs and general and administrative expenses. For the year ended December 31, 2006, we incurred a total of $669,000 in expenses. The primary components of which were $193,000 in travel-related expenses, $280,000 in consulting fees, $74,000 in insurance expense and $123,000 in general and administrative expenses. There was a charge of $487,000 in interest expense representing the accrued interest expense on the convertible senior notes issued in December 2006. For the year ended December 31, 2006, we also had a tax expense of $485,000. In addition, as of December 31, 2006, we had incurred $8.2 million in acquisition and debt issuance costs, of which approximately $7.9 million were unpaid.

For the first quarter of 2006, we incurred operating expenses of $61,000, of which travel expenses amounted to $40,000. For the second quarter, following our initial public offering, as we focused our attention on an acquisition, total operating expenses increased to $137,000. Travel expenses increased to $49,000. Other expenses in the second quarter included consulting fees and insurance in the amounts of $57,000 and $23,000, respectively. During the third quarter, as we completed final negotiations for a definitive agreement relating to the acquisition of Jazz Semiconductor, our operating expenses increased to $224,000. Travel expenses dropped slightly to $36,000 while our consulting fees rose to $79,000. Insurance costs remained level during this period. In the fourth quarter of 2006, our total operating expenses were $247,000, of which $67,000 was travel-related expenses, $154,000 was consulting fees and $23,000 was insurance expense.

From August 12, 2005 (inception) to December 31, 2005, we incurred very few operating expenses. During that time our operating expenses were limited to general and administrative expenses and interest expense. From inception to December 31, 2005, we spent approximately $2,800 and $3,400 in general and administrative expenses and interest expense, respectively.

Changes In Financial Condition

Liquidity and Capital Resources

On March 13, 2006, we consummated a private placement of 333,334 units with Acquicor Management LLC and certain of our directors. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $2.0 million. Approximately $280,000 of the proceeds from the private placement were used to repay a loan and accrued interest to Acquicor Management LLC, a holder of more than 10% of our outstanding shares of common stock.

On March 17, 2006, we consummated our initial public offering of 25,000,000 units and, on March 21, 2006, we consummated the exercise in full of the underwriters’ over-allotment option of 3,750,000 units, bringing our total to 28,750,000 units issued. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $172.5 million. We paid a total of $8.6 million in underwriting discounts and commissions in connection with our initial public offering. $164.3 million of the proceeds from our initial public offering and the private placement were deposited in a trust account at Lehman Brothers, maintained by Continental Stock Transfer & Trust Company acting as trustee. We also agreed to pay the underwriters additional deferred underwriting discounts and commissions of $3.5 million upon the consummation of our initial business combination.

As discussed above, in December 2006, we completed private placements of $166.8 million aggregate principal amount of convertible senior notes, the gross proceeds of which were placed in escrow pending consummation of the merger with Jazz Semiconductor. In connection with the private placement, we agreed to pay the initial purchasers of the notes a fee of $5.8 million upon consummation of the merger with Jazz Semiconductor.

On February 16, 2007, the proceeds of our initial public offering placed in the trust account and the proceeds from the sale of convertible senior notes placed in escrow were released to us upon consummation of the merger. We used a substantial portion of the proceeds to fund the merger consideration, pay transaction expenses, pay the deferred underwriting fees, pay the fee to the initial purchasers of our convertible senior notes and pay stockholders who elected to covert their common stock into a pro rata share of our trust account in connection with the merger. We also used $13.8 million of the proceeds to repurchase 1,866,294 shares of our common stock and 4,380,341 warrants to purchase our common stock on the open market between February 20, 2007 and March 13, 2007 pursuant to our stock and warrant repurchase program announced on January 11, 2007. We expect to use the remaining proceeds to fund our operations after the merger and to fund the stock and warrant repurchase program that we announced on January 11, 2007. We believe we will have sufficient funds to cover our operating expenses for at least the next 12 months.

After giving effect to the redemption of common stock owned by our founding stockholders that was announced on February 14, 2007, the conversion to cash of those stockholders that voted against the merger and elected to convert their stock into a pro rata share of the trust account, and the common stock and warrants we repurchased pursuant to our stock and warrant repurchase program, as of March 13, 2007, we had 25,048,924 shares of common stock outstanding and 53,786,327 warrants to purchase common stock outstanding.

As of December 31, 2006, we had incurred approximately $1.8 million of unpaid acquisition costs.

Off-Balance Sheet Arrangements

As of December 31, 2006, other than contractual obligation incurred in the normal course of business, we did not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Contractual Obligations

Our long-term debt obligations and other commitments as of December 31, 2006 are as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Long term debt obligations:
Convertible senior notes	$166,750	—	—	$166,750	—
Total contractual commitments	$166,750	—	—	$166,750	—

Selected Quarterly Financial Information

The following table sets forth our unaudited quarterly statements of operations for each of the four quarters in the year ended December 31, 2006 and for the period from August 12, 2005 (inception) to December 31, 2005. You should read the following table in conjunction with our financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for the full fiscal year or any other future period.

	Aug. 12 to Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(In thousands, except per share data)
Statements of operations data:
Operating expenses:
General and administrative	$3	$—	$57	$57	$132	$70
Consulting	—	—	—	57	69	154
Insurance	—	—	4	23	23	23
Total expenses	3	—	61	137	224	247
Loss from operations	(3)	—	(61)	(137)	(224)	(247)
Interest income	—	—	218	1,451	1,515	1,751
Other income (expenses)	—	(3)	(2)	—	—	(485)
Provision for tax	—	—	(2)	(96)	(73)	(314)
Net income (loss)	(3)	(3)	153	1,218	1,218	705
Accretion of trust account	—	—	(43)	(271)	(213)	(122)
Net income attributable to other common stockholders	—	—	110	947	1,005	583
Basic and diluted net income per common share subject to conversion	—	—	0.01	0.05	0.03	0.02
Basic and diluted net income per common share	0.00	0.00	0.03	0.03	0.04	0.02
Shares used in computing basic and diluted net income per common share subject to conversion	—	—	5,550	5,750	5,750	5,750
Shares used in computing basic and diluted net income per common share	5,374	5,374	4,519	28,707	28,707	28,707

Critical Accounting Policies

In December 2006, the Financial Accounting Standards Board issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”), which provides guidance on accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 is required to be applied to reporting periods beginning after December 15, 2006. We early adopted FSP 00-19-2 in the fourth quarter of 2006 and applied FSP 00-19-2 to account for a registration payment arrangement in connection with our convertible senior notes.

In connection with the issuance of our convertible senior notes, we entered into a registration rights agreement that requires us to file and maintain the effectiveness of a registration statement covering the resale of the convertible senior notes and the shares of common stock issuable upon conversion of the notes. If (i) a registration statement covering the resale of the notes and the underlying common is not declared effective within 180 days of stockholder approval of the merger proposal and the authorized shares proposal, (ii) after the registration statement is declared effective, the registration statement ceases to be effective or usable and we do not amend or supplement such registration statement to make it effective, (iii) after the registration statement is declared effective, use of the registration statement is suspended for more than 90 days, whether consecutive or not, in any 12-month calendar period or (iv) we fail to timely amend or supplement the registration statement to name a new holder of notes as a selling securityholder under the registration statement, then we will be required to pay additional interest on the convertible senior notes. The amount of additional interest will be equal to 0.25% per year of the principal amount of the then outstanding notes for the first 90 days of any failure to meet the foregoing registration requirements and will increase to 0.50% per year after the first 90 days. Once the event giving rise to the additional interest has been cured, the interest payable on the notes will return to the initial 8% interest rate. Our obligation to maintain the effectiveness of the registration statement ends upon the earlier to occur of (i) two years from the date of effectiveness of the registration statement, (ii) the date when all holders of notes and/or the underlying shares of common stock are eligible to sell such securities under Rule 144(k) promulgated under the Securities Exchange Act of 1933, as amended, (iii) the date when all securities registered under the registration statement have been sold and (iv) the date when all securities registered under the registration statement cease to be outstanding. We estimate that the maximum amount of consideration that we could be required to transfer to holders of the convertible senior notes under the registration payment obligation is approximately $1.1 million.

Given the grace periods within which we can satisfy our registration obligations, we believe a transfer under the registration payment arrangement is remote, and accordingly under FSP 00-19-2 we have not recorded a liability related to the registration payment arrangement in our financial statements.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. As of December 31, 2006, our exposure to market risk was limited to interest income sensitivity with respect to the funds placed in the trust account. Since the funds held in our trust account had been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or securities issued or guaranteed by the United States, we did not believe we were subject to any material interest rate risk exposure. As of December 31, 2006, we were not exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.

Item 8.  Financial Statements and Supplementary Data

Jazz Technologies, Inc.
(a development stage company)
Index to Financial Statements

Page
Financial Statements
Report of independent registered public accounting firm	F-2
Balance sheets as of December 31, 2006 and 2005	F-3
Statements of operations for the year ended December 31, 2006, the period from August 12, 2005 (date of inception) through December 31, 2005 and the period from August 12, 2005 through December 31, 2006
F-4
Statement of stockholder’s equity for the period from August 12, 2005 (date of inception) through December 31, 2006	F-5
Statements of cash flows for the year ended December 31, 2006, the period from August 12, 2005 (date of inception) through December 31, 2005 and the period from August 12, 2005 through December 31, 2006
F-6
Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jazz Technologies, Inc.

We have audited the accompanying balance sheets of Jazz Technologies, Inc. (formerly Acquicor Technology Inc.) (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from August 12, 2005 (date of inception) through December 31, 2005 and the period from August 12, 2005 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jazz Technologies, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006, the period from August 12, 2005 (date of inception) through December 31, 2005 and the period from August 12, 2005 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note O, on February 16, 2007, the Company consummated the acquisition of Jazz Semiconductor, Inc.

/s/ BDO Seidman, LLP

New York, New York

February 21, 2007

JAZZ TECHNOLOGIES, INC.
(a development stage company)

Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$633,286	$76,523
Cash and cash equivalents held in trust account (Notes A and K)	167,715,009	—
Cash and cash equivalents held in convertible note escrow account (Note M)	166,750,000	—
Accrued interest receivable in trust account (Notes A and K)	488,875	—
Accrued interest receivable in convertible note escrow account (Note M)	272,789	—
Prepaid insurance	65,775	—
Deferred offering costs (Note D)	—	416,616
Total current assets	335,925,734	493,139
Deferred acquisition costs (Notes E and L)	2,163,173	—
Debt issuance costs (Notes E and M)	6,016,557	—
Total assets	$344,105,464	$493,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$167,988	$6,099
Accrued acquisition costs (Note L)	1,798,367	—
Accrued offering costs	182,040	193,313
Accrued interest expense	444,667	—
Accrued debt issuance costs	6,056,913	—
Deferred underwriting fees (Notes C and D)	3,450,000	—
Taxes payable	482,710	—
Note payable to a stockholder (Note G)	—	275,000
Total current liabilities	12,582,685	474,412
Long term liabilities
8% Convertible Senior Notes due 2011 (Note M)	166,750,000	—
Total liabilities	179,332,685	474,412
Common stock, subject to possible conversion, 5,749,999 shares at conversion value (Note A)	33,510,655	—
Contingency (Note H) and commitments (Notes L and M)
STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (Note I)	—	—
Common stock — $0.0001 par value; 100,000,000 shares authorized; 34,457,072 shares (including 5,749,999 shares subject to possible conversion) and 5,373,738 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively (Notes A and J)	3,446	537
Additional paid-in capital	127,971,081	24,463
Retained earnings (deficit) accumulated during the development stage	3,287,597	(6,273)
Total stockholders’ equity	131,262,124	18,727
Total liabilities and stockholders’ equity	$344,105,464	$493,139

See notes to financial statements

JAZZ TECHNOLOGIES, INC.
(a development stage company)

Statements of Operations

	Year Ended December 31, 2006	August 12, 2005 (date of inception) through December 31, 2005	August 12, 2005 (date of inception) through December 31, 2006

Operating expenses:
General and administrative	$315,882	$2,885	$318,737
Consulting	279,502	—	279,502
Insurance	73,511	—	73,511
Total operating expenses	668,895	2,885	671,750

Other income (expense)
Interest income (Notes K and M)	4,934,878	—	4,934,878
Interest expense (Notes G and M)	(487,003)	(3,418)	(490,421)
Total other income	4,447,875	—	4,444,457
Net income before provision for taxes	3,778,980	(6,273)	3,772,707
Provision for taxes (Note F)	485,110	—	485,110
Net income for the period	$3,293,870	$(6,273)	$3,287,597
Accretion of Trust Account relating to common stock subject to possible conversion (Note A)	(649,060)	—	(649,060)
Net income attributable to other common stockholders	$2,644,810	$(6,273)	$2,638,537
Weighted average common shares outstanding subject to possible conversion (basic and diluted)	5,739,654	—
Basic and diluted net income per share subject to possible conversion	$0.11	—
Weighted average number of shares outstanding (basic and diluted)	22,703,948	5,373,738
Basic and diluted net income per share	$0.12	$0.00

See notes to financial statements

JAZZ TECHNOLOGIES, INC.
(a development stage company)

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Retained earnings (deficit) accumulated during the development stage	Total
	Shares	Amount
Balance — August 12, 2005 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	5,373,738	537	24,463	—	25,000
Net loss for the period	—	—	—	(6,273)	(6,273)
Balance — December 31, 2005	5,373,738	$537	$24,463	$(6,273)	$18,727
Sale of 28,750,000 units and representative’s option, net of underwriters’ discount and offering costs (Note A)	28,750,000	2,875	159,616,776	—	159,619,651
Proceeds from private placement of 333,334 units (Note A)	333,334	34	1,999,970	—	2,000,004
Net proceeds subject to possible conversion of 5,749,999 shares (Note A)	—	—	(32,861,595)	—	(32,861,595)
Accretion of Trust Account relating to common stock subject to possible conversion (Note A)	—	—	(649,060)	—	(649,060)
Reimbursement of additional offering expenses (Note H)	—	—	225,000	—	225,000
Additional offering expenses	—	—	(384,473)	—	(384,473)
Net income for the period	—	—	—	3,293,870	3,293,870
Balance — December 31, 2006	34,457,072	$3,446	$127,971,081	$3,287,597	$131,262,124

See notes to financial statements

JAZZ TECHNOLOGIES, INC.
(a development stage company)

Statements of Cash Flows

	Year Ended December 31, 2006	August 12, 2005 (date of inception) through December 31, 2005	August 12, 2005 (date of inception) through December 31, 2006

Cash flows from operating activities:
Net income for the period	$3,293,870	$(6,273)	$3,287,597
Adjustments to reconcile net income for the period to net cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable	(761,664)	—	(761,664)
Prepaid insurance	(65,775)	—	(65,775)
Accrued expenses	(40,509)	6,099	(34,410)
Accrued offering costs	44,267	—	(179,036)
Accrued interest expense	444,667	—	444,667
Taxes payable	482,710	—	482,710
Net cash provided by (used in) operating activities	3,397,566	(174)	3,174,089
Cash flows from investing activities:
Cash and cash equivalents held in trust account	(167,715,009)	(223,303)	(167,715,009)
Cash and cash equivalents held in convertible note escrow account	(166,750,000)	—	(166,750,000)
Net cash used in investing activities	(334,465,009)	(223,303)	(334,465,009)
Cash flows from financing activities:
Proceeds from offering, net	165,248,657	—	165,248,657
Proceeds from convertible note offering, net	166,750,000	—	166,750,000
Proceeds from note payable to stockholder	—	275,000	275,000
Repayment of note payable to stockholder	(275,000)	—	(275,000)
Proceeds from issuance of common stock to initial stockholder	—	25,000	25,000
Reimbursement of additional offering expenses	225,000	—	225,000
Acquisition costs	(364,807)	—	(364,807)
Debt offering costs	40,356	—	40,356
Net cash provided by financing activities	331,624,206	300,000	331,924,206
Net increase in cash and cash equivalents	556,763	76,523	633,286
Cash and cash equivalents — beginning of period	76,523	—	—
Cash and cash equivalents — end of period	$633,286	$76,523	$633,286
Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:
Interest paid	$5,398	$—	$5,398
Taxes paid	2,400	—	2,400
Accrued offering costs	182,040	193,313	182,040
Accrued acquisition costs	1,798,367	—	1,798,367
Accrued debt issuance costs	6,056,913	—	6,056,913
Fair value of underwriter purchase option included in offering costs	4,974,580	—	4,974,580
Deferred underwriting fees	3,450,000	—	3,450,000
Accretion of trust fund relating to common stock subject to possible conversion	649,060	—	649,060

See notes to financial statements

JAZZ TECHNOLOGIES, INC.
(a development stage company)

Notes to Audited Financial Statements

December 31, 2006

NOTE A — ORGANIZATION AND BUSINESS OPERATIONS

Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. (the “Company”), was incorporated in Delaware on August 12, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more domestic and/or foreign operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue as of December 31, 2006. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering was declared effective on March 13, 2006. On March 13, 2006, the Company consummated a private placement of 333,334 units (the “Private Placement”) for an aggregate purchase price of approximately $2 million. On March 17, 2006, the Company consummated the public offering of 25,000,000 units (the “Public Offering”) for net proceeds of approximately $142 million. On March 21, 2006, the Company consummated the exercise of the over-allotment option of 3,750,000 units (as defined in Note C) (the “Over-Allotment Offering,” and together with the Public Offering, the “Offering”) for net proceeds of approximately $21 million.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more domestic and/or foreign operating businesses in the technology, multimedia and networking industries (“Business Combination”). Upon the closing of the Private Placement and the Offering, approximately $164.3 million (including approximately $3.5 million of underwriters fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (“Trust Account”) and was invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities issued or guaranteed by the U.S. government until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below; provided, however, that up to $750,000 of the interest earned on the Trust Account (net of taxes payable on such interest) may be released to the Company to cover its operating expenses. The remaining proceeds and up to $750,000 of interest earned on the Trust Account (net of taxes payable on such interest) was used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, submitted a Business Combination for stockholder approval on February 15, 2007. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering, including up to 333,334 shares included in the units purchased by the Company’s existing stockholders in the Private Placement) had voted against the Business Combination and exercised their conversion rights described below, the Business Combination would not have been consummated. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders could have sought conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Company’s existing stockholders prior to the consummation of the Offering. In this respect, $33,510,655 (including $649,060 of accretion due to interest earned on the Trust Account, net of taxes payable on the income of the funds in the Trust Account) has been classified as common stock subject to possible conversion at December 31, 2006. The Company’s existing stockholders prior to the Offering agreed to vote all of the shares of common stock held by them immediately before the Private Placement and the Offering either for or against a business combination in the same manner that the majority of the shares of common stock are voted by all of the public stockholders of the Company with respect to the Business Combination. In addition, the existing stockholders and the Company’s directors, officers and special advisors agreed to vote any shares acquired by them in the Private Placement or in connection with or following the Offering in favor of the Business Combination.

As further described in Note O, on February 16, 2007, the Company consummated the acquisition of Jazz Semiconductor, Inc., a Delaware corporation (“Jazz”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Joy Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Jazz and TC Group, L.L.C., as stockholders’ representative (the “Stockholders’ Representative”), whereby Merger Sub merged with and into Jazz with Jazz becoming a wholly-owned subsidiary of the Company (the “Merger”). Based in Newport Beach, California, Jazz is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2] Income per common share:

Basic net income per share is calculated by dividing net income attributable to (1) common stockholders and (2) common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 5,373,738 initial shares outstanding throughout the period from January 1 to December 31, 2006 and an additional 29,083,334 shares (including 5,749,999 shares subject to possible conversion) outstanding after the effective date of the Offering in March 2006. No effect has been given to potential issuances of common stock from the Warrants or the Purchase Option (both as defined in Note C) in the diluted computation, as the effect would not be dilutive.

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

[4] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred taxes at December 31, 2006.

The effective tax rate differs from the statutory rate of 34% due to the exemption of certain interest income from federal taxes.

[5] Recently issued accounting standards:

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

[6] Registration payment arrangement:

The Company early adopted Financial Accounting Standards Board Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) in the fourth quarter of 2006 to account for the registration payment arrangement in connection with the issuance of the Convertible Senior Notes (See Note M). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. Given the grace periods within which the Company can satisfy its registration obligations, the Company has determined a transfer under the registration payment arrangement is remote, and accordingly under FSP 00-19-2 the Company has not recorded a liability related to the registration payment arrangement in its financial statements.

NOTE C — OFFERING

In the Public Offering, effective March 17, 2006, the Company sold 25,000,000 units. In the Over-Allotment Offering, effective March 21, 2006, the Company sold 3,750,000 units. The underwriters were paid fees equal to 5% of the gross proceeds of the Offering, or $8,625,000 and deferred an additional $3,450,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination. Upon the consummation of a Business Combination, the Company will pay such Deferred Fees out of the proceeds of the Offering held in the Trust Account. The underwriters will not be entitled to any interest accrued on the Deferred Fees. The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a business combination.

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

On November 9, 2006, the Company entered into a warrant clarification agreement with Continental Stock Transfer and Trust (“Continental”) to clarify and confirm the terms of the Warrant Agreement, dated as of March 15, 2006, between the Company and Continental (the “Warrant Agreement”). The warrant clarification agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in the prospectus dated March 15, 2006 (the “Prospectus”) filed by the Company with the Securities Exchange Commission (the “SEC”) in connection with the Offering, that if the Company is unable to deliver securities pursuant to the exercise of a Warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would the Company be obligated to pay cash or other consideration to the holders of Warrants or otherwise “net-cash settle” any Warrant exercise and that accordingly the Warrants may expire or be redeemed unexercised and be deprived of any value.

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

On November 15, 2006, the Company entered into an unit purchase option clarification agreement with the holders of the Purchase Options. The agreement clarifies that if the Company is unable to deliver securities pursuant to the exercise of Purchase Options or the underlying Warrants because a registration statement under the Securities Act of 1933, as amended, with respect to the securities to be issued upon exercise is not effective, then in no event would the Company be obligated to pay cash or other consideration to the holders or otherwise “net-cash settle” any Purchase Option or Warrant exercise and that accordingly the Purchase Options may expire, and the underlying Warrants may expire or be redeemed, unexercised and may be deprived of any value.

NOTE D — DEFERRED OFFERING COSTS

The Company incurred approximately $417,000 in offering expenses as of December 31, 2005 that were charged to additional paid-in capital upon consummation of the Offering in March 2006. The Company also charged to additional paid-in capital $3,450,000 related to a deferred underwriting fee that was paid upon the consummation of a business combination (sees Note C and O).

NOTE E — DEFERRED ACQUISITION COSTS AND DEBT ISSUANCE COSTS

The Company has incurred approximately $2.2 million of costs related to the acquisition of Jazz that have been capitalized as deferred acquisition costs (see Note L). In addition, the Company recorded $6.1 million of debt issuance costs in connection with the private placement of convertible senior notes in December 2006 (see Note M).

NOTE F —TAXES

Taxes consist of the following:

	Year Ended December 31, 2006	Period from August 12, 2005 (inception) to December 31, 2005	Period from August 12, 2005 (inception) to December 31, 2006
Current taxes:
Federal	$—	$—	$—
State (California, Delaware)	$485,110	$—	$485,110
Total current taxes	$485,110	$—	$485,110

Deferred taxes:
Federal and state	$—	$—	$—
Total taxes	$485,110	$—	$485,110

NOTE G — RELATED PARTY TRANSACTIONS

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

[2] Office space and administrative support:

Acquicor Management LLC provided the Company with office space, utilities and secretarial support without charge until the Company completed the Merger.

NOTE H — ROADSHOW POSTING CONTINGENCY AND REIMBURSEMENT OF OFFERING EXPENSES

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

NOTE I — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE J — COMMON STOCK

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

NOTE K - INCOME AVAILABLE FOR OPERATING EXPENSES

Interest earned on the funds in the Trust Account is generally not available to fund the Company’s operations and will continue to be held in the Trust Account until the consummation of the Business Combination or will be released to investors upon exercise of their conversion rights or upon liquidation. In accordance with the Trust Agreement between the Company and Continental, Continental may release to the Company (i) any amount required to pay income taxes relating to the property in the Trust Account and (ii) up to $750,000 of the interest earned on the Trust Account (net of taxes payable on such interest), provided that only up to $375,000 of such interest may be released in any fiscal quarter. As of December 31, 2006, none of interest previously earned on the trust account had been released to pay income taxes relating to the property in the Trust Account and $750,000 of interest had been released to cover operating expenses. As of December 31, 2006, there was approximately $488,875 of interest received and receivable remaining in the Trust Account that was not available to be released.

NOTE L - MERGER

On September 26, 2006, the Company and Merger Sub entered into the Merger Agreement with Jazz and TC Group, L.L.C., as stockholders’ representative, pursuant to which Merger Sub will merge with and into Jazz. At the effective time of the Merger, Jazz will be the surviving corporation and will become a wholly-owned subsidiary of the Company.

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

The total Merger consideration is approximately $260 million, subject to adjustment based on Jazz’s working capital and possible future contingent payments and subject to reduction by the amount of certain transaction expenses incurred by Jazz in connection with the Merger and its terminated initial public offering. The Company expects to finance the Merger consideration and its transaction costs, approximately $3.5 million of deferred underwriting fees from the Public Offering and payments to the Company’s stockholders who exercise conversion rights, and to fund its operations after the Merger through a combination of the funds held in the trust account and proceeds from the issuance of the Convertible Senior Notes (see Note M).

As of December 31, 2006, the Company had incurred and deferred approximately $2.2 million of acquisition costs, of which approximately $1.8 million were unpaid. The Merger was consummated on February 16, 2007 (see Note O).

NOTE M - CONVERTIBLE SENIOR NOTES

In December 2006, the Company completed private placements of $166.8 million aggregate principal amount 8% of convertible senior notes due 2011 (the “Convertible Senior Notes”). The gross proceeds from the Convertible Senior Notes were placed in escrow (the “Convertible Note Escrow Account”) pending completion of the Merger. The conditions for the release of the escrowed proceeds were that (a) the Company’s stockholders vote to approve the Merger (the “Merger Proposal”), (b) the Company’s stockholders vote to increase the Company’s authorized shares (the “Authorized Shares Proposal”) and (c) the Company present an officer’s certificate to the escrow agent certifying that the Merger Proposal and the Authorized Share Proposal have been approved by the Company’s stockholders on or prior to May 31, 2007 and that the Merger will be consummated immediately after release of the escrowed funds. On February 16, 2007, the conditions to release of the escrowed proceeds were met and the escrowed proceeds were released to the Company, less an amount equal to $5.8 million payable to the initial purchasers of the Convertible Senior Notes.

The Convertible Senior Notes were issued pursuant to an Indenture, dated December 19, 2006, among the Company and U.S. Bank National Association, as trustee (the “Indenture”). Pending the completion of the Merger, the gross proceeds from the sale of the Convertible Senior Notes were held in the Convertible Note Escrow Account and were only invested in specified securities, such as money market funds meeting the criterion of Rule 2a-7 under the Investment Company Act of 1940, as amended, or in securities that are direct obligations of, or obligations guaranteed as to principal and interest by, the United States.

Prior to the completion of the Merger, the Convertible Senior Notes were the Company’s senior obligations secured by a first priority security interest in the Convertible Note Escrow Account. After the completion of the Merger, the Convertible Senior Notes became the Company’s senior unsecured obligations and all of the Company’s existing and future domestic subsidiaries are required to, within 30 business days of the Merger, unconditionally guarantee on a joint and several basis the Company’s obligations under the Convertible Senior Notes. If the Merger Proposal or the Authorized Share Proposal had been rejected by the stockholders or not approved by the stockholders on or before May 31, 2007, then the Company would have been required to redeem the Convertible Senior Notes at 100% of the principal amount plus any interest income earned on the funds in the Convertible Note Escrow Account.

The Convertible Senior Notes bear interest from the date of issuance at a rate of 8% per annum payable semi-annually on each June 30 and December 31, beginning on June 30, 2007. The Company may redeem the Convertible Senior Notes on or after December 31, 2009 at the following redemption prices, plus accrued and unpaid interest to the redemption date:

Period	Redemption Price
Beginning on December 31, 2009 through December 30, 2010	102%
Beginning on December 31, 2010 and thereafter	100%

At any time after the completion of the Merger and prior to the maturity of the Convertible Senior Notes, unless the Convertible Senior Notes have previously been redeemed or repurchased by the Company, the Convertible Senior Notes will be convertible into shares of the Company’s common stock at an initial conversion rate of 136.426 shares per $1,000 principal amount of Convertible Senior Notes, subject to adjustment in certain circumstances, which is equivalent to an initial conversion price of $7.33 per share. The conversion rate is subject to adjustment if:

(1)	there is a dividend or other distribution payable in common stock with respect shares of the Company’s common stock;

(2)
the Company issues to all holders of its common stock any rights, options or warrants entitling them to subscribe for or purchase shares of the Company’s common stock at a price per share that is less than the then current market price (calculated as described in the Indenture) of the Company’s common stock (other than rights, options or warrants that by their terms will also be issued to the holders of the Convertible Senior Notes upon conversion of such Convertible Senior Notes into shares of the Company’s common stock or that are distributed to the Company’s stockholders upon a merger or consolidation); however, if those rights, options or warrants are only exercisable upon the occurrence of specified triggering events, then the conversion rate will not be adjusted until a triggering event occurs; provided that the conversion price will be readjusted to the extent that such rights, options or warrants are not exercised prior to their expiration;

(3)	the Company subdivides, reclassifies or combines its common stock;

(4)	the Company distributes to all its holders of common stock evidence of its indebtedness, shares of capital stock, cash or assets, including securities, but excluding:

•	those dividends, rights, options, warrants and distributions referred to in clauses (1) and (2) above;

•
certain rights, options or warrants distributed pro rata to holders of common stock and for which adequate arrangements are made for holders of Convertible Senior Notes to receive their rights, options and warrants upon conversion of the Convertible Senior Notes;

•	dividends, distributions or tender offers paid in cash; and

•	distributions upon a merger or consolidation as discussed below;

(5)
the Company makes a distribution consisting exclusively of cash (excluding portions of distributions referred to in clause (4) above and cash distributed upon a merger or consolidation as discussed below) to all holders of its common stock; or

(6)	the successful completion of a tender offer made by the Company or any of its subsidiaries for its common stock.

Upon conversion, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock to satisfy its conversion obligation. If the Company elects to deliver cash or a combination of cash and common stock to satisfy its conversion obligation, the amount of such cash and common stock, if any, will be based on the trading price of the Company’s common stock during the 20 consecutive trading days beginning on the third trading day after proper delivery of a conversion notice.

Upon the occurrence of certain specified fundamental changes prior to December 31, 2009, the holders of the Convertible Senior Notes will have the right, subject to various conditions and restrictions, to require the Company to repurchase the Convertible Senior Notes, in whole or in part, at par plus accrued and unpaid interest to, but not including, the repurchase date. Further, for those holders of Convertible Senior Notes who convert in connection with a fundamental change which occurs prior to December 31, 2009, the Company will pay a make whole premium in stock based upon the stock price at the time of the occurrence of the fundamental change. A conversion of the Convertible Senior Notes by a holder will be deemed for these purposes to be “in connection with” a fundamental change if the conversion notice is received by the conversion agent on or subsequent to the date 10 trading days prior to the date announced by us as the anticipated effective date of the fundamental change but before the close of business on the business day immediately preceding the related fundamental change purchase date. A “fundamental change” will be deemed to have occurred at the time after the Convertible Senior Notes are originally issued if any of the following occurs:

(1)
the Company’s common stock (or other common stock into which the Convertible Senior Notes are convertible) is neither listed for trading on any U.S. national securities exchange or the London Stock Exchange, nor approved for listing on the Nasdaq Global Market (at such time that the NASDAQ Global Market is not a U.S. national securities exchange) or any successor to the Nasdaq Global Market;

(2)
any sale, lease or other transfer (in one transaction or a series of transactions) of all or substantially all of the consolidated assets of the Company and its subsidiaries to any person (other than a subsidiary); provided, however, that a transaction where the holders of all classes of the Company’s common equity immediately prior to such transaction own, directly or indirectly, more than 50% of all classes of common equity of such person immediately after such transaction shall not be a fundamental change;

(3)
consummation of any share exchange, consolidation or merger of the Company pursuant to which the common stock will be converted into cash, securities or other property; provided, however, that a transaction where the holders of all classes of our common equity immediately prior to such transaction own, directly or indirectly, more than 50% of all classes of common equity of the continuing or surviving corporation or transferee immediately after such event shall not be a fundamental change;

(4)
a “person” or “group” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) (other than the Company, its subsidiaries or its employee benefit plans)) files a Schedule 13D or a Schedule TO, disclosing that it has become the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of the Company’s common equity representing more than 50% of the voting power of our common equity; or

(5)
the Company’s stockholders approve any plan or proposal for the Company’s liquidation or dissolution; provided, however, that a liquidation or dissolution of the Company that is part of a transaction described in clause (2) above that does not constitute a fundamental change under the proviso contained in that clause shall not constitute a fundamental change.

However, a fundamental change will not be deemed to have occurred if 90% of the consideration for the common stock (excluding cash payments for fractional shares and cash payments made in respect of dissenters’ appraisal rights, if any) in the transaction or transactions constituting the fundamental change consists of another person’s common equity or American Depositary Shares representing shares of another person’s common equity traded on a U.S. national securities exchange or quoted on the Nasdaq Global Market (at such time that the Nasdaq Global Market is not a U.S. national securities exchange), or which will be so traded or quoted when issued or exchanged in connection with the fundamental change, and as a result of such transaction or transactions the Convertible Senior Notes become convertible solely into such common equity or American Depositary Shares.

If an event of default on the Convertible Senior Notes occurs, the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest (including additional interest, if any), may be declared immediately due and payable, subject to certain conditions set forth in the Indenture.

In connection with the issuance of the Convertible Senior Notes, the Company entered into a registration rights agreement that requires the Company to file and maintain the effectiveness of a registration statement covering the resale of the Convertible Senior Notes and the shares of common stock issuable upon conversion of the Convertible Senior Notes. If (i) a registration statement covering the resale of the Convertible Senior Notes and the underlying common is not declared effective within 180 days of stockholder approval of the Merger Proposal and the Authorized Share Proposal, (ii) after the registration statement is declared effective, the registration statement ceases to be effective or usable and the Company does not amend or supplement such registration statement to make it effective, (iii) after the registration statement is declared effective, use of the registration statement is suspended for more than 90 days, whether consecutive or not, in any 12-month calendar period or (iv) the Company fails to timely amend or supplement the registration statement to name a new holder of Convertible Senior Notes as a selling securityholder under the registration statement, then the Company will be required to pay additional interest on the Convertible Senior Notes. The amount of additional interest will be equal to 0.25% per year of the principal amount of the then outstanding Convertible Senior Notes for the first 90 days of any failure to meet the foregoing registration requirements and will increase to 0.50% per year after the first 90 days. Once the event giving rise to the additional interest has been cured, the interest payable on the Convertible Senior Notes will return to the initial 8% interest rate. The Company’s obligation to maintain the effectiveness of the registration statement ends upon the earlier to occur of (i) two years from the date of effectiveness of the registration statement, (ii) the date when all holders of Convertible Senior Notes and/or the underlying shares of common stock are eligible to sell such securities under Rule 144(k) promulgated under the Securities Exchange Act of 1933, as amended, (iii) the date when all securities registered under the registration statement have been sold and (iv) the date when all securities registered under the registration statement cease to be outstanding. The Company estimates that the maximum amount of consideration that the Company could be required to transfer to holders of the Convertible Senior Notes under the registration payment obligation is approximately $1.1 million.

The Company early adopted FSP 00-19-2 in the fourth quarter of 2006 and applied FSP 00-19-2 to account for the registration payment arrangement in connection with the Convertible Senior Notes. Given the grace periods within which the Company can satisfy its registration obligations, the Company has determined a transfer under the registration payment arrangement is remote, and accordingly under FSP 00-19-2 the Company has not recorded a liability related to the registration payment arrangement in its financial statements.

The Company has accrued $482,000 in interest expense for the portion of December 2006 during which the Convertible Senior Notes were outstanding. This is offset by $273,000 in interest income earned on the proceeds in the Convertible Note Escrow Account.

NOTE N — QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s unaudited quarterly statements of operations for each of the four quarters in the year ended December 31, 2006 and for the period from August 12, 2005 (inception) to December 31, 2005. The Company has prepared the unaudited information on the same basis as its audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for the full fiscal year or any other future period.

	Aug. 12 to Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(In thousands, except per share data)
Statements of operations data:
Operating expenses:
General and administrative	3	—	57	57	132	70
Consulting	—	—	—	57	69	154
Insurance	—	—	4	23	23	23
Total expenses	3	—	61	137	224	247
Loss from operations	(3)	—	(61)	(137)	(224)	(247)
Interest income	—	—	218	1,451	1,515	1,751
Other income (expenses)	—	(3)	(2)	—	—	(485)
Provision for tax	—	—	(2)	(96)	(73)	(314)
Net income (loss)	(3)	(3)	153	1,218	1,218	705
Accretion of trust account	—	—	(43)	(271)	(213)	(122)
Net income attributable to other common stockholders	—	—	110	947	1,005	583
Basic and diluted net income per common share subject to conversion	—	—	0.01	0.05	0.03	0.02
Basic and diluted net income per common share	0.00	0.00	0.03	0.03	0.04	0.02
Shares used in computing basic and diluted net income per common share subject to conversion	—	—	5,550	5,750	5,750	5,750
Shares used in computing basic and diluted net income per common share	5,374	5,374	4,519	28,707	28,707	28,707

NOTE O — SUBSEQUENT EVENTS

On February 16, 2007, the Company consummated the acquisition of Jazz. At the closing of the Merger, Parent made total payments of approximately $260.1 million pursuant to the Merger Agreement, which includes the impact of an estimated working capital adjustment and a deduction for $4.4 million of transaction costs incurred by Jazz in connection with the Merger and its terminated public offering. The purchase price was subject to possible decrease of up to $4.5 million to the extent the working capital of Jazz as of the closing was less than $193 million and a possible increase of up to $4.5 million plus $50,000 per day for each day after March 31, 2007 until the closing to the extent the working capital of Jazz as of the closing was greater than $198 million. Jazz’s estimated working capital at closing was in excess of $200 million resulting in an increase in the purchase price by $4.5 million. Approximately $27.9 million of the purchase price was placed in escrow, of which $4 million will secure any purchase price reductions to be made after the completion of the Merger, $20 million will secure indemnification claims by the Company (as well as any purchase price reductions to be made after the completion of the Merger in excess of $4 million) and $3.7 million will fund obligations of Jazz to make certain retention bonus payments following the completion of the Merger to its employees. In addition, $1 million was paid to the Stockholders’ Representative to fund its expenses related to its obligations under the Merger Agreement following the completion of the Merger. The Company financed the Merger consideration and additional payments made at the closing of the Merger, including the payment of $3.5 million of deferred underwriting fees, from the proceeds of its initial public offering and the sale of convertible senior notes. At the closing of the Merger, Jazz paid approximately $3.0 million in accrued transaction costs incurred in connection with the Merger. In connection with the Merger, the holders of 5,668,116 shares of the Company’s common stock elected to convert their shares into a pro rata portion of the Trust Account, or $5.85 per share. The Company made total payments of $33.2 million to converting stockholders.

On February 16, 2007, the Company effected a redemption of 1,873,738 common shares held by Acquicor Management LLC and the Company’s outside directors at a redemption price of $0.0047 per share.

In connection with the Merger, on February 16, 2007, the Company amended its Certificate of Incorporation to (i) change the Company’s name from Acquicor Technology Inc. to Jazz Technologies, Inc., (ii) remove the Fifth Article from the Certificate of Incorporation, which relates to the operation of the Company as a blank check company prior to the consummation of a business combination, and (iii) increase the authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

Upon consummation of the Merger on February 16, 2007, the Company’s 2006 Equity Incentive Plan , as amended, under which the Company has reserved an aggregate of 4,700,000 shares of its common stock for future issuance, became effective.

Between February 20, 2007 and March 13, 2007, the Company repurchased 1,866,294 shares of common stock and 4,380,341 Warrants on the open market between pursuant to its stock and warrant repurchase program announced on January 11, 2007 for an aggregate price of $13.8 million. After giving effect to the redemption of common stock held by Acquicor Management LLC and the Company’s outside directors, the conversion to cash of those stockholders that voted against the Merger and elected to convert their stock into a pro rata share of the Trust Account and the common stock and Warrants repurchased pursuant to the stock and warrant repurchase program, as of March 13, 2007, the Company had 25,048,924 shares of common stock outstanding and 53,786,327 Warrants to purchase common stock outstanding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, and their ages as of March 13, 2007, are as follows:

NAME	AGE	POSITION
Gilbert F. Amelio, Ph.D.	64	Chairman and Chief Executive Officer
Ellen M. Hancock	63	Director and President
Steve Wozniak	56	Executive Vice President and Chief Technical Officer
Paul A. Pittman	44	Executive Vice President and Chief Financial and Administrative Officer
Shu Li, Ph.D.	48	Executive Vice President and Divisional Chief Executive Officer
Allen Grogan	53	Senior Vice President, Chief Legal Officer and Secretary
Harold L. Clark, Ed.D.	71	Director
John P. Kensey	70	Director
Liad Meidar	32	Director

Gilbert F. Amelio, Ph.D., Chairman and Chief Executive Officer. Since 2001, Dr. Amelio has been a Senior Partner of Sienna Ventures, a venture capital firm, and, since 2003, he has been the President and Chief Executive Officer of Prexient Micro Devices, Inc., a fabless semiconductor company. From 1999 to 2005, he was Chairman and Chief Executive Officer of Beneventure Capital, LLC, a venture capital advisory firm. From 1997 to 2004, he was a Principal of Aircraft Ventures, LLC, a consulting firm. From 1999 to 2004, he served as Chairman and Chief Executive Officer of AmTech, LLC, a high technology angel investment and consulting services firm. AmTech ceased operations in early 2001 and declared bankruptcy in 2003. From 1996 to 1997, he served as Chairman and Chief Executive Officer of Apple Computer, Inc., a personal computers manufacturer. From 1991 to 1996, Dr. Amelio served as a Chairman and Chief Executive Officer of National Semiconductor Corporation, a semiconductor company. From 1988 to 1991, he served as President of the Rockwell Communications Systems division of Rockwell International Corporation, a semiconductor manufacturing division that was later spun-off as Conexant Systems, Inc. From 1983 to 1988, he served as President of the Rockwell Semiconductor Products unit of Rockwell International. From 1971 to 1983, he held various staff, managerial and executive positions at Fairchild Camera and Instrument Corporation, a semiconductor and photography products company, most recently in the role of Vice President and General Manager of its MOS Products Group. Dr. Amelio is a director of AT&T Inc. (formerly SBC Communications, Inc.), a telecommunications company, and an advisor to both the Malaysia Multimedia Super Corridor, a hub targeted at attracting multinational corporations in the global information and communication technology industry, to the Prime Minister of Malaysia. He is also a Director and Trustee of the American Film Institute. Dr. Amelio has been Chairman and Chief Executive Officer since August 2005.

Ellen M. Hancock, Director and President. Mrs. Hancock is the former Chairman and Chief Executive Officer of Exodus Communications, Inc., an Internet system and network management services company. Mrs. Hancock joined Exodus Communications in 1998 and served as Chairman from 2000 to 2001, Chief Executive Officer from 1998 to 2001, and President from 1998 to 2000. Exodus Communication filed for bankruptcy in 2001. From 1996 to 1997, she served as Executive Vice President for Research and Development and Chief Technology Officer of Apple Computer, Inc. From 1995 to 1996, Mrs. Hancock served as an Executive Vice President and Chief Operating Officer of National Semiconductor Corporation. From 1966 to 1995, she held various staff, managerial and executive positions at International Business Machines Corporation, an information-handling systems, equipment and services company, most recently in the role of Senior Vice President and Group Executive. Mrs. Hancock is a director of Colgate-Palmolive Company, a consumer products company, Electronic Data Systems Corporation, an information technology services company, and Aetna Inc., a health insurance and benefits provider. She is a trustee of Marist College, Santa Clara University and the Institute for Advanced Catholic Studies and a director of the Pacific Council of International Policy. Mrs. Hancock has been Director and President since August 2005. She was Chief Operating Officer and Secretary from August 2005 to March 2007 and Chief Financial Officer from April 2006 to February 2007.

Steve Wozniak, Executive Vice President and Chief Technical Officer. From 2002 until March 2006, Mr. Wozniak was the President and Chief Technology Officer of Wheels of Zeus, a global positioning system and wireless technology licensing company, which he co-founded. From 1985 to 1989, he served as President at CL9, a start-up company that he co-founded to design universal remote controls and other infrared devices. From 1976 to 1981 and from 1983 to 1985, Mr. Wozniak served as Vice President, Engineering at Apple Computer, Inc., which he co-founded. Mr. Wozniak has been Executive Vice President and Chief Technical Officer since August 2005 and was a member of our board from August 2005 until November 2005.

Paul A. Pittman, Executive Vice President and Chief Financial and Administrative Officer. From December 2004 to March 2006 Paul Pittman was a Partner and Head of Mergers & Acquisitions at ThinkEquity Partners LLC. From April 2000 to January 2003 he held various titles including President, CEO, COO and Director of Homesphere, Inc., and TheJobsite.com, which merged into Homesphere, an internet services and software provider for the homebuilding industry. From March 1997 to February 2000 Mr. Pittman was Head of Emerging Markets M&A at Merrill Lynch in London, where he was responsible for origination and execution of all M&A business in the region (Eastern Europe, the Middle East, the Former Soviet Union and Africa). Prior to Merrill Lynch, he was Director of M&A at Wasserstein Perella & Co. in New York and London. He began his career at Sullivan & Cromwell as an Associate in M&A. Paul graduated from the University of Illinois with a BS in Agriculture, received a Masters in Public Policy from Harvard University, and a JD with Honors from the University of Chicago Law School. Mr. Pittman has been Chief Financial Officer since February 2007 and Executive Vice President and Chief Administrative Officer since March 2007.

Shu Li, Ph.D., Senior Vice President and Divisional Chief Executive Officer. Dr. Li has served as President and as a director of Jazz Semiconductor since March 2002, and as Chief Executive Officer of Jazz Semiconductor since May 2002. Before joining Jazz Semiconductor, Dr. Li served as Senior Vice President of Platform Technologies, Quality and Supply Chain Management for Conexant Systems, Inc., which designs, develops and sells semiconductor system solutions for communications applications, from January 2000 to February 2002. While there, he directed Conexant’s fabless initiatives, as well as the development of a company-wide quality and supply chain management strategy. Dr. Li also led the effort to transition Jazz Semiconductor from a captive wafer manufacturing division of Conexant into an independent specialty semiconductor foundry. Before joining Conexant, Dr. Li held various positions with AlliedSignal/Honeywell, an international controls company, from January 1994 to December 1999, serving as Divisional Vice President and General Manager of Semiconductor Packaging, Divisional Vice President and General Manager of Commercial Spares and Logistics Services, Vice President of Operations, and Vice President of Engineering. Prior to joining AlliedSignal/Honeywell, Dr. Li also worked for Motorola, Inc., a provider of integrated communications and embedded electronic solutions for communications, networking, transportation, industrial, computing and portable energy systems markets, as Senior Operations Manager, Advanced Custom Technologies, and held senior level operations positions at Intel Corporation, the world’s largest semiconductor chip maker. In connection with Jazz Semiconductor’s investment in HHNEC, Dr. Li became a member of its board of directors. Dr. Li received his doctorate in operations research from Harvard University, earned his master’s degree in electrical engineering and computer sciences from the University of Illinois, and received his bachelor’s degree in electrical engineering in China. Mr. Li has been Senior Vice President and Divisional Chief Executive Officer since February 2007 and Executive Vice President since March 2007.

Allen Grogan, Senior Vice President, Chief Legal Officer and Secretary. From 2000 until 2006, Mr. Grogan was Vice President Corporate Development, General Counsel and Secretary at Viacore, Inc., a provider of B2B supply chain solutions, where he managed and coordinated all of the company’s legal work as well as identified, evaluated and executed strategies to acquire technology and create value through alliances and partnerships. Viacore was acquired by IBM Corporation in 2006. From 1984 until 2000 Mr. Grogan was a Partner in the Los Angeles law firm Blanc Williams Johnston & Kronstadt, where as a business lawyer he represented a number of public and private companies and individuals in the computer, online and high technology industries. While in private practice, Mr. Grogan co-founded in 1984 The Computer and Internet Lawyer (originally entitled The Computer Lawyer), a monthly publication of Aspen Publishing Law & Business, served for fifteen years as its co-editor-in-chief, and continues to serve as a consulting editor. Mr. Grogan received an A.B. from Oberlin College with honors in psychology, an M.A. in communications management from the Annenberg School of Communications at the University of Southern California and a J.D. from the University of Southern California School of Law. Mr. Grogan has been Chief Legal Officer and Secretary since February 2007 and a Senior Vice President since March 2007.

Harold L. Clark, Ed. D., Director. Since 1995, Dr. Clark has been a Principal of Global Capital Markets, Inc., a financial services organization. From 1999 to 2001, he was Chairman of Max Internet Communications, a video conferencing provider. From 1995 to 1998, he was Chairman of XCD Incorporated, a supplier of network and wireless connectivity solutions. From 1993 to 1995, Dr. Clark was President and Chief Executive Officer of Ameriquest Technologies, Inc., a computer products distributor and systems integrator. From 1990 to 1992, he was President of Everex Systems, Inc., a personal computer and peripheral manufacturing company. From 1984 to 1989, he was President of Ingram Micro Inc., a wholesale distributor of technology products and services. Prior to 1984, Dr. Clark held various computer technology management positions with Union Bank, Republic Corporation, a media conglomerate, Litton Industries, Inc., a defense contractor, and Boeing Company, an aerospace company. He is currently Chairman of OpenPro, Inc., an open-source enterprise resource planning software developer. Dr. Clark has been a member of our board since November 2005.

John P. Kensey, Director. Since 1988, Mr. Kensey has served as managing member of Avalon Capital, LLC, a consulting and investment research firm he founded. From 1982 to 1988, Mr. Kensey served as President and Chief Executive Officer of Paul-Munroe Hydraulics, Inc., a fluid power distribution and engineering company. From 1980 to 1997, Mr. Kensey served as Chairman of Be Slim Enterprises, Inc., a NutriSystem, Inc. franchisee. From 1978 to 1981, he served as President and Chief Executive Officer of Eaton Leonard Corporation, a tube bending and measuring equipment company. From 1975 to 1978, Mr. Kensey served as Vice President and General Manager and, from 1974 to 1975, as Vice President, Administration, of the Arrowhead Industrial Water Division of Coca-Cola Bottling Company of Los Angeles, a beverages manufacturing, bottling and distribution company. From 1973 to 1974, Mr. Kensey served as President and Chief Operating Officer, and, from 1972 to 1973, as Executive Vice President of Coast Catamaran Corporation, a sailboat manufacturing company. From 1966 to 1972, he served as a consultant at McKinsey & Company, Inc., a management consulting firm. From 1963 to 1966, he served as a Product Manager at Mattel, Inc., a children’s toy company. Mr. Kensey is a member of the board of directors of Sonic Desktop Software, Inc., an audio technology company. Mr. Kensey has been a member of our board since October 2005.

Liad Meidar, Director. Since May 2005, Mr. L. Meidar has been a Managing Partner of Gatemore Capital Management, LLC, a wealth management and institutional investment advisory firm that he co-founded. Between March 2004 and May 2005, he was a Managing Director at Ballamor Capital Management, Inc., a wealth management firm based in Wayne, PA.  Between September 2001 and February 2004, Mr. L. Meidar was a Principal of Felix Partners LLC, a financial advisory firm based in New York, NY. Between June 2000 and August 2001, he was Chairman and Chief Executive Officer of i5 Digital LLC, a technology company incubator, and, between September 1998 and June 2000, he was Chief Executive Officer and Executive Vice President of Ubarter.com Inc., a publicly traded online business services company that was sold to Network Commerce Inc. in January 2000.  Mr. L. Meidar began his career as a Financial Analyst at BT Alex. Brown, the investment banking arm of Bankers Trust, now Deutsche Bank. Mr. L. Meidar serves on the board of directors of MAG Industrial Automation Systems, LLC, a provider of machine tools and services to the automotive, heavy equipment, aerospace and general machining industries. He received an A.B. in economics from Princeton University and completed the International Wealth and Tax Planning Program at the Swiss Banking School (Zurich). Mr. L. Meidar has been a member of our board since March 2007.

Number and Terms of Directors

Our board has five directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dr. Clark, will expire at our 2007 Annual Meeting of Stockholders. The term of office of the second class of directors, consisting of Mr. Kensey and Mr. L. Meidar, will expire at the 2008 Annual Meeting of Stockholders. The term of office of the third class of directors, consisting of Dr. Amelio and Mrs. Hancock, will expire at the 2009 Annual Meeting of Stockholders.

Special Advisors

Our special advisors have no formal rights (voting or otherwise) or duties as such and are not considered consultants or members of our management and, therefore, owe no fiduciary duty to us or our stockholders. We currently have two special advisors:

Robert H. Miles, Ph.D., Special Advisor. Since 1991, Dr. Miles has been President of Corporate Transformation Resources LLC, an executive leadership and corporate restructuring consulting firm, and, since 2001, he has been Executive Partner of Dissero Partners, LLC, a corporate restructuring consulting firm. From 1987 to 1993, he was University Distinguished Professor as well as Dean of the Faculty and the Isaac Stiles Hopkins Professor at the Goizueta Business School of Emory University. From 1978 to 1984, he was a Professor and Faculty Chairman of the Managing Organizational Effectiveness Program at Harvard Business School. From 1975 to 1978, he was a Professor at the Yale School Management. Dr. Miles is also Distinguished Scholar at the Georgia Institute of Technology.

George M. Scalise, Special Advisor. Since 1997, Mr. Scalise has been the President of the Semiconductor Industry Association, an association of semiconductor manufacturers and suppliers. From 1996 to 1997, Mr. Scalise served as Executive Vice President and Chief Administrative Officer of Apple Computer, Inc. From 1991 to 1996, he served as Senior Vice President of Planning and Development and Chief Administrative Officer of National Semiconductor Corporation. From 1987 to 1991, he served as President and Chief Executive Officer of Maxtor Corporation, a hard drive manufacturer. Mr. Scalise is a director of Cadence Design Systems, Inc., a semiconductor electronic design automation and engineering services company, iSuppli Corporation, an electronics supply chain consulting company, and Intermolecular, Inc., a company specializing in nanotechnology solutions. He was formerly Chairman of the Board of the Federal Reserve Bank of San Francisco and currently serves on President George W. Bush’s Council of Advisors on Science and Technology.

We may identify, from time to time, additional individuals to serve as special advisors if those individuals possess a level of experience that we believe may be beneficial to us. We will not compensate individuals for their service as a special advisor, other than providing reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf. In addition, to the extent that we need individuals with the skills and experience held by one of our special advisors, we may hire such individual as an employee.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, our directors and executive officers, and any persons holding 10% or more of our common stock, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons, we believe that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. Our Code of Business Conduct and Ethics is available on our website at www.jazztechnologies.com. We will post on our website any amendments to this code or any waivers of this code that apply to directors or executive officers.

Board Committees

Our board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors has adopted a charter for each of the three committees. All three committees are comprised of Dr. Clark and Messrs. Kensey and L. Meidar.

The Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934, as amended, is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems. Each member of our Audit Committee is financially literate under the current listing standards of the American Stock Exchange, and our board has determined that each of Dr. Clark and Mr. Kensey qualify as an “audit committee financial expert,” as such term is defined by SEC rules. In addition, the Audit Committee monitors compliance on a quarterly basis. If any noncompliance is identified, then the Audit Committee is charged with the responsibility to immediately take all necessary action to rectify such noncompliance or otherwise cause compliance. See the section entitled “Board of Directors” for more information regarding the relevant experience of each audit committee member.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

We have established a compensation committee consisting of Dr. Clark and Messrs. Kensey and L. Meidar. Our board has determined each of these directors is an “independent director” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended. The compensation committee has the responsibility to:

•	review, modify and approve our overall compensation strategy;

•
recommend to the board of directors the compensation and terms of employment of our executive officers, including Dr. Amelio, our Chief Executive Officer, and to evaluate their respective performance in light of relevant goals and objectives;

•	review and recommend to our board the type and amount of compensation to be paid or awarded to the members of our board;

•	recommend to our board the adoption, amendment and termination of any bonus, equity and other deferred compensation plans, including the 2006 Equity Incentive Plan;

•	determine appropriate insurance coverage for our executive officers and directors; and

•	review, discuss and assess its own performance at least annually.

Since our formation on August 12, 2005 until the consummation of our merger with Jazz Semiconductor on February 16, 2007, our operations were limited to organizational activities and, after our initial public offering, to activities relating to completing a business combination. No person serving as an executive officer, director or initial stockholder, nor any affiliate thereof, during any part of 2006 received any cash or equity compensation for services rendered to us in 2006. In addition, no compensation of any kind, including finder’s and consulting fees, was paid to any person who was an officer, director, initial stockholder or special advisor, or any of their respective affiliates, prior to the merger for services rendered prior to or in connection with the merger. However, our officers, directors and special advisors were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as participating in the offering process with respect to our initial public offering, identifying potential target businesses, performing due diligence on suitable business combinations and negotiating on our behalf with respect to business combinations.

On February 16, 2007, we consummated the acquisition of Jazz Semiconductor. In connection with the completion of the merger, the compensation committee is developing a comprehensive executive compensation program and philosophy with respect to our executive officers. The compensation committee has recommended and our board has approved the following annual base salaries for our executive officers for 2007: $600,000, $450,000, $300,000 and $300,000 for Dr. Amelio, Messrs. Pittman and Grogan and Mrs. Hancock, respectively. Dr. Li’s annual base salary of $422,923 was approved prior to the merger as part of an employment agreement entered into between Dr. Li and Jazz Semiconductor. The compensation committee has not selected or hired a compensation consulting firm to assist in the development of a comprehensive executive compensation program and philosophy, but may consider doing so in the future.

Our board approved, upon the recommendation of the compensation committee, the adoption of the 2006 Equity Incentive Plan (which has been adopted by our stockholders). The Board also approved Dr. Li’s employment agreement. We also intend to grant restricted stock to Messrs. Pittman and Grogan in connection with services rendered by them as a consultants to us prior to the merger.

Compensation Policies

General Philosophy

Though we have not yet developed a comprehensive executive compensation program and philosophy, we expect that our compensation program will include short and long-term components, cash and equity, and fixed and contingent payments, in the proportions we expect will appropriately incentivize and reward our senior management for achieving the following goals:

•	foster a highly creative, collegial and integrated team whose participants understand and share our business objectives and ethical and cultural values;

•
lead the company by demonstrating forward thinking in the identification, development and commercialization not only of process technologies and related design platforms but also of complementary businesses and processes;

•
control the multiple dimensions of our business, including research and development, manufacturing and managing manufacturing capacity, customer services and marketing and development of strategic opportunities;

•	identify and satisfy our short and long-term financing requirements in a highly strategic and creative manner, and deploy available funds for maximum benefit to us and our stockholders; and

•	position the organization to take maximum advantage of the trends towards convergence of networking, computing and content.

We expect that our executive compensation structure will be competitive in our industry. In addition, we expect that our compensation structure would be fair relative to compensation paid to other professionals within our organization, relative to our short and long-term performance and relative to the value we deliver to our stockholders. As we develop our compensation program and philosophy, we intend to implement an approach that rewards our executive officers when we achieve our goals and objectives, generates returns consistent with other specialty semiconductor foundries, and fosters a performance-oriented culture, where individual performance is aligned with organizational objectives.

Elements of Compensation

We anticipate executive compensation to consist of the following elements:

Base Salary. Base salaries for our executive officers have been established based on each individual’s job responsibilities and expected contribution to us, while taking into account additional compensation that the officer may receive pursuant to bonus and equity incentive plans as well as total compensation levels at other companies for similar positions. Our board, upon recommendation of the compensation committee, has establsished annual base salaries for Dr. Amelio, Ms. Hancock, Mr. Pittman, Dr. Li and Mr. Grogan of $600,000, $300,000, $450,000, $422,923 and $300,000, respectively. We expect that the compensation committee will review base salaries annually, though a decrease in Dr. Li’s base salary will allow him to terminate his employment for good reason under his employment agreement.

Bonuses. Our compensation committee will be responsible for establishing and implementing pre-established quantitative and qualitative performance standards for executive bonuses as well as guidelines and requirements for the distribution of such bonuses. To the extent that our employment agreements contain qualitative standards for discretionary bonuses, our board intends to take the following steps to ensure direct correlation between executive compensation and performance:

•	initiate a practice of periodically reviewing the performance of all senior executives at board meetings; and

•	establish annual reviews of compensation reports for the named executive officers.

Long-Term Incentive Program. We believe that compensation paid to executive officers should be closely aligned with our performance on both a short-term and long-term basis, and that their compensation should assist us in recognizing and rewarding key executives who profoundly affect our future success through their contributions. Therefore, we have adopted, and our stockholders have approved, the 2006 Equity Incentive Plan, which is designed to align management’s performance objectives with the interests of our stockholders. Awards under the 2006 Equity Incentive Plan will be administered by our compensation committee, which will be authorized to, among other things, select the participants and determine the type of awards to be made to participants, when the awards will be granted, the number of shares subject to awards and the terms, conditions, restrictions and limitations of the awards.

Benefits. In the short-term, we intend to use Jazz Semiconductor’s already existing employee benefits plan, which provides the following benefits to its employees and executive officers:

•	Health and dental insurance;

•	Life insurance;

•	Short-and long-term disability; and

•	401(k) plan.

We expect the compensation committee to review and establish an employee benefits plan offering benefits consistent with those benefits offered by other companies and specifically with those companies with which we will compete for employees.

Employment Agreements. A description of the employment agreement with Dr. Li is set forth below. The terms and conditions of Dr. Li’s employment agreement were negotiated with the selling stockholders of Jazz Semiconductor as well as with Dr. Li as part of the negotiation of the overall terms and conditions of the merger. Other than the agreement with Dr. Li, we have not entered into employment agreements with any of our existing executive officers. We expect that now that the merger has been completed, the compensation committee will, in connection with the development of a comprehensive executive compensation program and philosophy, recommend to our board the compensation and terms of employment for our other executive officers whereupon we may enter into appropriate employment agreements with them.

Stock Ownership. We have not yet developed a stock ownership policy, guidelines or requirements. We expect that the compensation committee will work with us to develop a policy in the future and that any policy adopted will take into account the common stock currently owned beneficially by our executives as well as stock and other securities owned currently or in the future by our other officers and directors.

Change in Control and Severance. As described below, Dr. Li’s employment agreement provides for severance benefits. We have not yet developed any comprehensive severance policies for our executive officers but expect to do so in connection with the development of our comprehensive executive compensation program and philosophy.

Allocating Elements of Compensation. In allocating compensation among various elements such as base salary, bonuses and long-term incentive programs, we expect that the compensation committee will select allocations that are consistent with our overall compensation philosophy described above, and that the mix of such allocations may take also into account a particular executive officer’s willingness or desire to accept a smaller allocation of one element of compensation in exchange for a greater allocation of another element (such as, by way of example, accepting a lower base salary in exchange for greater long-term incentives).

Role of Executive Officers in Executive Compensation. We expect that our compensation committee will approve and make recommendations to our board on the compensation for our executive officers, other than Dr. Amelio, with the advice of Dr. Amelio and/or one or more other executive officers designated by Dr. Amelio. We expect Dr. Amelio and any such other executive officers to play no role in the compensation committee’s determination of their respective compensation. However, to the extent we enter into employment agreements with our executive officers, such agreements would be subject to negotiation between us and the applicable executive officer.

Compensation Arrangements

The following employment arrangement with Dr. Li was negotiated and implemented in connection with the merger and the following arrangements with Messrs. Pittman and Grogan were negotiated in connection with our search for potential business combination candidates. The employment arrangement with Dr. Li was designed to provide adequate retention incentives for Dr. Li to remain with Jazz Semiconductor. The terms and conditions of Dr. Li’s employment arrangement were negotiated with the selling stockholders of Jazz Semiconductor as well as with Dr. Li as part of the negotiation of the overall terms and conditions of the merger. Our compensation committee has not determined the extent to which a comprehensive executive compensation program and philosophy would incorporate elements from the arrangements set forth below.

Dr. Li’s Employment Agreement

In connection with the execution of the merger agreement relating to the acquisition of Jazz Semiconductor, Dr. Li entered into an employment agreement with Jazz Semiconductor to continue to serve as Jazz Semiconductor’s Chief Executive Officer and President. Under the agreement, Dr. Li will receive a base salary of $422,923 per year (which is consistent with the salary he has previously received as Jazz Semiconductor’s chief executive officer) and be eligible to receive annual bonus compensation in any annual bonus plan that Jazz Semiconductor may establish. Dr. Li is also eligible to receive stock options or other equity awards pursuant to our 2006 Equity Incentive Plan and may participate in Jazz Semiconductor’s standard employee benefits package (including group medical, dental and vision insurance coverage, paid holiday, vacation and sick leave, and 401(k) plan participation). Also under the employment agreement, Dr. Li will be reimbursed by Jazz Semiconductor for all reasonable, documented business expenses incurred in the course of performing his duties. The agreement requires that during his employment, Dr. Li not engage in, become financially interested in or have any business connection with any person, corporation or other entity known by him to compete directly with Jazz Semiconductor. The employment agreement also requires Dr. Li to enter into a confidentiality agreement, which requires that he not disclose any confidential information obtained while working at Jazz Semiconductor both during and after this employment with Jazz Semiconductor.

If, within one year after the effective date of the employment agreement, Dr. Li’s employment is terminated without cause or he resigns for any or no reason, Jazz Semiconductor must pay a severance payment equal to two times the sum of Dr. Li’s annualized base salary plus an amount equal to the total bonus compensation paid to Dr. Li during the twelve months immediately preceding his date of termination. Dr. Li’s severance benefit also includes eighteen months of COBRA benefits and a lump sum payment equal to six times the then most recent monthly COBRA premium paid by Jazz Semiconductor at the end of the eighteen month period. In order to receive his severance and COBRA benefits, Dr. Li must sign a general release waiving his right to any claims against Jazz Semiconductor.

Also in connection with the completion of the merger, Dr. Li is eligible to receive a retention bonus of $1 million. In order to receive the retention bonus, Dr. Li must be actively employed on a full-time basis with Jazz Semiconductor on the earlier of the following to occur (A) the completion of the audit of Jazz Semiconductor’s fiscal year ended December 31, 2006 and the completion of an outside auditor’s review of Jazz Semiconductor’s first fiscal quarter of 2007; or (B) a change in control in Jazz Semiconductor. If either of these triggering events occurs, Jazz Semiconductor must pay Dr. Li the entire retention bonus within five business days of the occurrence. Dr. Li will not be eligible for a retention bonus if his employment is terminated for cause or he resigns without good reason.

Furthermore, the retention bonus amount may be reduced if Jazz Semiconductor determines that Dr. Li’s right to the retention bonus would not be deductible as a result of Section 280G of the Code when added to any other right, payment or benefit to Dr. Li under all other agreements or benefit plans with Jazz Semiconductor. In order to determine whether Jazz Semiconductor will not be able to deduct the whole or part of the retention bonus amount, the retention bonus amount will be treated as a “parachute payment” within the meaning of Section 280G of the Code. However, if, as required by Section 280G of the Code, the retention bonus amount is approved by Jazz Semiconductor’s stockholders then Dr. Li’s retention bonus amount will not be reduced.

Mr. Pittman’s Compensation for Financial Advisory Services

In connection with the financial advisory services provided by Mr. Pittman, we have agreed to reimburse him for any out-of-pocket expenses and pay him a success fee in the amount of $1.0 million for the successful completion of the merger. In addition, Mr. Pittman is entitled to receive a restricted stock grant of 51,993 shares of our common stock due to successful completion of the merger. Our board determined Mr. Pittman’s compensation based on an analysis of the market prices for such financial advice, including the fees payable to investment banks for comparable advice and services.

Mr. Grogan’s Compensation for Consulting Services

In connection with the consulting services provided by Mr. Grogan, we agreed to pay him a monthly retainer of $8,000 until the merger closed, subject to a cap of $100,000, to reimburse him for any out of pocket expenses, and to pay him a success fee in the amount of $100,000 due to successful completion of the merger. In addition, Mr. Grogan is entitled to receive a restricted stock grant of 17,331 shares of our common stock due to successful completion of the merger. Mr. Grogan provided legal advice in connection with the merger and assisted in the legal diligence on Jazz Semiconductor. Our board determined Mr. Grogan’s compensation based on an analysis of the market terms for similar legal advice.

Compensation Committee Interlocks and Insider Participation

During the 2006 fiscal year, our compensation committee consisted of Dr. Clark and Messrs. Kensey and M. Meidar. During the 2006 fiscal year, no interlocking relationship existed between our board or our compensation committee and the board of directors or the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Non-employee Director Compensation

During the 2006 fiscal year, we paid no compensation to our directors. Beginning February 2007, our non-employee directors will each receive an annual retainer of $25,000. In addition, each non-employee director will receive $2,500 for each board meeting attended following completion of the merger, up to four meetings a year. The chairs of the audit, compensation and nominating and governance committees will receive an additional annual retainer of $10,000, $5,000 and $5,000, respectively.

Limitation of Liability of Officers and Directors and Indemnification

Our amended and restated certificate of incorporation and bylaws include provisions to (i) eliminate the personal liability of our directors for monetary damages resulting from breaches of their fiduciary duty, to the extent permitted by Delaware law and (ii) permit us to indemnify our directors and officers, employees and other agents to the fullest extent permitted by the DGCL.

We intend to enter into indemnification agreements with certain officers, including each of our named executive officers, and each of our directors that provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements such officer or director may be required to pay in actions or proceedings to which such officer or director is or may be made a party by reason of such officer’s or director’s position as an officer, director or other agent of us, and otherwise to the full extent permitted under Delaware law and our bylaws.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

The following table gives effect to the conversion of 5,668,116 shares of our common stock into a pro rata share of the trust account and the redemption of 1,873,738 shares of common stock held by Acquicor Management LLC and our outside directors.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock(3)

Wellington Management Company, LLP (4) 75 State Street Boston, MA 02109	8,946,600	29.1%
Silver Point Capital, L.P. (5) Two Greenwich Plaza, Greenwich, Connecticut 06830	5,559,100	19.8%
CRT Capital Holdings LLC (6) 262 Harbor Drive Stamford CT 06902	4,350,443	15.3%
Morgan Stanley (7) 1585 Broadway New York, NY 10036	2,770,000	10.2%
Jonathan M. Glaser (8) 11601 Wilshire Boulevard, Suite 2180 Los Angeles, California 90025	2,196,982	8.8%
MHR Capital Partners Master Account LP (9) West 57th Street, 24th Floor New York, New York 10019	1,800,000	6.9%
Pine River Capital Management L.P. (10) 800 Nicollet Mall, Suite 2850 Minneapolis, Minnesota 55402	1,794,760	7.2%
Government of Singapore Investment Corporation Pte Ltd. (11) c/o Wellington Management Company, LLP 75 State Street Boston, MA 02109	1,507,200	5.8%
Acquicor Management LLC (12)	4,838,468	19.0%
Gilbert F. Amelio, Ph.D. (13)	4,838,468	19.0%
Ellen M. Hancock	-	*
Steve Wozniak	-	*
Shu Li	-	*
Paul Pittman (14)	750,000	2.9%
Allen R. Grogan (15)	-	*
Harold L. Clark, Ed.D. (16)	303,844	1.2%
John P. Kensey (17)	303,844	1.2%
Liad Meidar	-	*
All directors and executive officers as a group (9 individuals) (18)	6,196,156	23.5%

*  Less than 1%.

(1)   Unless otherwise noted, the business address of each of the foregoing is 4321 Jamboree Road, Newport Beach, CA 92660.

(2)   This table is based upon (i) information supplied to us by our officers, directors and principal stockholders, (ii) any Schedules 13D or 13G or Forms 3, 4 or 5 filed with the SEC and (iii) conversations with former 5% or greater stockholders. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)    Applicable percentages are based on 25,048,924 shares outstanding on March 13, 2007.

(4)    According to a Schedule 13/G dated February 28, 2007, Wellington Management Company, LLP (“Wellington”) has shared voting power with respect to 5,215,500 shares of our common stock and shared dispositive power with respect to 8,946,600 shares of our common stock, including the shares of stock held by Government of Singapore Investment Corporation Pte Ltd. This number includes 5,644,400 shares issuable upon exercise of warrants to purchase shares of our common stock. The securities reported by Wellington, in its capacity as investment adviser, are owned of record by clients of Wellington. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of our common stock, except for Wellington Trust Company, NA, Government of Singapore Investment Corporation Pte Ltd. and Wellington International Management Company Pte Ltd.

(5)    According to a Schedule 13/G dated February 16, 2007, Silver Point Capital, L.P. (“Silver Point”) has shared dispositive power with respect to 2,582,100 shares of our common stock and 2,977,000 shares issuable upon exercise of warrants to purchase shares of our common stock. Silver Point is the investment manager of Silver Point Capital Fund, L.P. (the “Fund”) and Silver Point Capital Offshore Fund, Ltd. (the ‘Offshore Fund”) and by virtue of such status may be deemed to be the beneficial owner of the 5,559,100 shares, which are held in the name of the Fund and the Offshore Fund. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and as a result may be deemed to beneficially own the shares held by the Fund and the Offshore Fund. Each of Edward Mule and Robert O’Shea is a member of Management and has voting and investment power with respect to the shares held by the Fund and Offshore Fund and may be deemed to be beneficial owner of the 5,559,100 shares. Each of Silver Point, Management and Messrs. Mule and O’Shea disclaim beneficial ownership of the shares held by the Fund and Offshore Fund.

(6)   According to a Schedule 13/G dated February 28, 2007, CRT Capital Group LLC may be deemed to beneficially own 902,705 shares of our common stock, 2,083,993 shares issuable upon exercise of warrants to purchase shares of our common stock and 1,125,000 shares issuable upon exercise of unit purchase options and warrants included in such unit purchase options. Harbor Drive Management may be deemed to beneficially own 238,745 shares issuable upon conversion of outstanding convertible senior notes. CRT Associates may be deemed to also beneficially own the 1,125,000 shares issuable upon exercise of unit purchase options and warrants included in such unit purchase options. CRT Capital Holdings, Harbor Drive Management, C. Michael Vaughn and J. Christopher Young own directly no shares. Pursuant to an investment agreement, Harbor Drive Management has the investment and voting power with respect to the securities held by Harbor Drive Master Fund. CRT Capital Holdings owns all the equity interests in and is the sole managing member of Harbor Drive Management and CRT Capital Group. C. Michael Vaughn and J. Christopher Young are two of the three managing members of CRT Associates. C. Michael Vaughn and J. Christopher Young are the two managing members, and share control, of CRT Capital Holdings and through it each of CRT Capital Group, Harbor Drive Management, and Harbor Drive Master Fund. The foregoing reporting persons disclaim any beneficial ownership of our securities for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, except to the extent of their respective indirect pecuniary interests therein.

(7)   According to a Schedule 13/G dated February 28, 2007 and Form 4 dated March 14, 2007, Morgan Stanley and Morgan Stanley & Co. Incorporated beneficially own 600,000 shares of our common stock and 2,170,000 shares issuable upon exercise of warrants to purchase shares of our common stock. In accordance with SEC regulations, the filing reflects the securities beneficially owned by certain operating units (collectively, the “MS Reporting Units’) of Morgan Stanley and its subsidiaries and affiliates (collectively, “MS”). The filing does not reflect securities, if any, beneficially owned by any operating units of MS whose ownership of securities is disaggregated from that of the MS Reporting Units.

(8)   According to a Schedule 13/G dated February 26, 2007, 2,196,982 shares are beneficially owned by Jonathan M. Glaser. 1,097,991 of these shares are owned by JMG Capital Management, LLC (“JMG LLC”). JMG Capital Management, Inc. (“JMG Inc.”) is a member of JMG LLC and, in such capacity, may be deemed to beneficially own the 1,097,991 shares. Mr. Glasser is the control person of JMG Inc. and JMG LLC and, as a result, beneficially owns the 1,097,991 shares of common stock. In addition, Mr. Glasser is deemed to beneficially own 1,098,991 shares of common stock as one of the control persons of Pacific Assets Management, LLC (“PAM”) and Pacific Capital Management, Inc. (“PCM”), a member of PAM. Daniel Albert David and Roger Richter may also be deemed to beneficially own 1,098,991 shares of common stock because they are also control persons of PAM and PCM.

(9)  According to a Schedule 13/G dated February 26, 2007, 1,800,000 shares are beneficially owned by MHR Capital Partners Master Account LP (“Master Account”). This number of shares consists of 600,000 shares of common stock and 1, 200,000 shares of common stock that can be obtained by Master Account upon exercise of warrants to acquire shares of common stock. MHR Advisors LLC (“Advisors”) is the general partner of Master Account and, in such capacity, may be deemed to also beneficially own the 1,800,000 shares. MHR Fund Management LLC (“Fund Management”) is an affiliate of and has an investment management agreement with Master Account pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares and, as a result, may be deemed to beneficially own the 1,800,000 shares. Mark H. Rachesky, M.D. is the managing partner of Advisors and Fund Management and, in such capacity, may be deemed to also beneficially own the 1,800,000 shares held for the account of Master Account.

(10) According to a Schedule 13/G dated February 21, 2007, Pine River Capital Management L.P. (“Pine River”) has shared voting and dispositive power with respect to 1,794,760 shares of our common stock. As Pine River’s principal, Brian Taylor may also be deemed to be a beneficial owner of these 1,794,760 shares. Nisswa Master Fund Ltd. has shared voting and dispositive with respect to 1,550,510 shares of own common stock and, as a result, may be deemed to beneficially own 1,550,510 shares.

(11) According to an Amendment No. 1 to Schedule 13/G dated February 20, 2007, Government of Singapore Investment Corporation Pte Ltd. (“Singapore Investment”), the Government of Singapore (“Singapore”) and Wellington International Management Company Pte Ltd. (“Wellington International”) have shared voting and dispositive power with respect to 502,400 shares of our common stock and 1,004,800 shares issuable upon exercise of warrants to purchase shares of our common stock. The securities reported by Wellington International, in its capacity as investment adviser, are owned of record by Government of Singapore Investment Corporation Pte Ltd., a client of Wellington International. The client has the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.

(12) Acquicor Management LLC (“Acquicor Management”) is managed by Dr. Amelio, as the sole manager. As the sole manager, Dr. Amelio has sole voting and dispositive power over the shares held by Acquicor Management. Includes 416,666 shares of common stock subject to warrants. The securities held by Acquicor Management have been pledged to secure loans, the proceeds of which were used by Acquicor Management to purchase our securities.

(13) Includes the shares held by Acquicor Management. See footnote (12) above.

(14) Includes 750,000 shares of common stock subject to unit purchase options and warrants included in such unit purchase options. Excludes 51,993 shares of restricted stock to be issued to Mr. Pittman as a result of the consummation of the merger with Jazz Semiconductor.

(15) Excludes 17,331 shares of restricted stock to be issued to Mr. Grogan as a result of the consummation of the merger with Jazz Semiconductor.

(16) Includes 83,334 shares of common stock subject to warrants. The securities held by Mr. Clark have been pledged to secure loans, the proceeds of which were used by Mr. Clark to purchase our securities.

(17) Includes 83,334 shares of common stock subject to warrants. The securities held by Mr. Kensey have been pledged to secure loans, the proceeds of which were used by Mr. Kensey to purchase our securities. The shares are held indirectly by Mr. Kensey through a trust.

(18) See notes (12) through (17) above.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Prior Share Issuances

On August 26, 2005, we issued 6,250,000 shares of our common stock to Acquicor Management LLC for $25,000 in cash, at an average purchase price of approximately $0.004 per share. On January 19, 2006, we effected a 4,333,334 for 6,250,000 reverse stock split of our common stock, effectively raising the purchase price to approximately $0.006 per share. Following the reverse stock split, there were 4,333,334 shares of common stock outstanding. On February 21, 2006, we effected a 5,373,738 for 4,333,334 forward stock split of our common stock, effectively lowering the purchase price to approximately $0.0047 per share. Following the forward stock split, there were 5,373,738 shares of common stock outstanding. Also on February 21, 2006, Acquicor Management LLC distributed 195,000 shares of common stock to each of Dr. Clark and Messrs. Kensey and M. Meidar in redemption of their ownership interests in Acquicor Management LLC.

On March 13, 2006, we completed a private placement pursuant to which Acquicor Management LLC and Dr. Clark and Messrs. Kensey and M. Meidar purchased an aggregate of 333,334 units from us at a price of $6.00 per unit, for an aggregate purchase price of $2.0 million.

Acquicor Management LLC and Dr. Clark and Messrs. Kensey and M. Meidar are entitled to make up to two demands that we register their shares, including the shares of common stock included in, or issued upon exercise of the warrants included in, the units purchased by them in the private placement. They can elect to exercise these registration rights at any time beginning three months prior to the date on which the lock-up period applicable to such shares expires. In addition, Acquicor Management LLC and Dr. Clark and Messrs. Kensey and M. Meidar have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Compensation Arrangements

No compensation or fees of any kind, including finders and consulting fees, were paid to any of our officers, directors, special advisors or stockholders, or any of their affiliates prior to the merger with Jazz Semiconductor, for services rendered prior to or in connection with the merger with Jazz Semiconductor. However, our officers, directors and special advisors did receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as participating in our initial public offering process, identifying potential target operating businesses and performing diligence on the merger and other suitable business combinations. There was no limit on the amount of out-of-pocket expenses reimbursable by us and there will be no review of the reasonableness of the expenses by anyone other than our board, which includes persons who may have sought reimbursement.

In connection with our initial public offering, the underwriters agreed to defer fees equal to 2.0% of the gross proceeds from the sale of the units to the public stockholders, or approximately $3.5 million, until the consummation of the merger. Mr. Pittman, as a result of his former position as Partner and head of mergers and acquisitions at ThinkEquity Partners LLC, the lead underwriter of our initial public offering, received 30% ($414,000) of the deferred underwriting fee payable to ThinkEquity and holds an option to purchase up to a total of 250,000 units. The units issuable upon exercise of this option are identical to those offered in our initial public offering except that the warrants included in the units have an exercise price of $6.65 (133% of the exercise price of the warrants included in the units sold in our initial public offering). This option is exercisable at $7.50 per unit commencing on March 17, 2007 and expires on March 17, 2011. Mr. Pittman served as a our financial advisor in connection with the merger. As such, we agreed to reimburse Mr. Pittman for any out-of-pocket expenses. In addition, Mr. Pittman received an additional success fee in the amount of $1.0 million as a result of successful completion of the merger. Mr. Pittman also is entitled to receive a restricted stock grant of 51,993 shares of our common stock under the 2006 Equity Incentive Plan as a result of the completion of the merger.

Pursuant to a consulting agreement entered into on April 14, 2006 between us and Allen Grogan, we agreed to pay Mr. Grogan $8,000 per month in consulting fees until the merger closed, subject to a cap of $100,000, plus reimbursement for out-of-pocket expenses. An additional success fee in the amount of $100,000 was paid to Mr. Grogan upon successful completion of this merger. Mr. Grogan also is entitled to receive a restricted stock grant of 17,331 shares of our common stock under the 2006 Equity Incentive Plan as a result of the completion of the merger.

Stockholder Loan

On August 26, 2005, Acquicor Management LLC loaned a total of $275,000 to us for the payment of offering expenses in connection with our initial public offering. The loan provided for interest at a rate of 3.6% per year and was repaid on March 13, 2006 out of a portion of the proceeds from the private placement of units described above.

Indemnification of Officers and Directors

We intend to enter into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our bylaws.

Review, Approval or Ratification of Transactions with Related Persons

Our policy is to require that any transaction with a related party required to be reported under applicable SEC rules, other than compensation-related matters, be reviewed and approved or ratified by a majority of independent, disinterested directors. We have not adopted procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case by case basis. Our policy is to require that all compensation-related matters be recommended for board approval by the compensation committee. During the last fiscal year, other than the private placement to our inside stockholders prior to our initial public offering, no transactions with a related party have occurred that required a waiver of our policy nor have any transactions with a related party occurred in which we did not follow our policy. The private placement to our inside stockholders could not be approved by a majority of independent, disinterested directors because all of our directors participated, directly or indirectly, in the private placement.

Independence of Directors

Our board has determined that Dr. Clark and Messrs. Kensey and L. Meidar are each independent within the meaning of Rule 121(A) of the American Stock Exchange Company Guide. Our board has also determined that each member of our compensation committee and nominating and corporate governance committee is independent under Amex Rule 121(A) and each member of our audit committee is independent under Amex Rule 121(B).

Item 14.  Principal Accountant Fees and Services

The following presents aggregate fees billed to us by BDO Seidman, LLP, our principal accountant, for the year ended December 31, 2006 and for the period from August 12, 2005 (inception) to December 31, 2005. All of the fees described below that were incurred following our initial public offering were pre-approved by our audit committee.

Audit Fees. Audit fees billed were $185,000 for the year ended December 31, 2006 and $49,000 for the period from August 12, 2005 (inception) to December 31, 2005. The fees were for professional services rendered for audits of our annual financial statements, reviews of our quarterly financial statements, reviews of the registration statement filed in connection with our initial public offering, reviews of the proxy statement filed in connection with our acquisition of Jazz Semiconductor, reviews in connection with our issuance of convertible senior notes and consultations on matters that arose during our audit.

Audit-Related Fees. Audit-related fees billed were $93,000 for the year ended December 31, 2006. There were no audit-related fees billed for the period from August 12, 2005 (inception) to December 31, 2005. The audit-related fees were billed in connection with due diligence services relating to our acquisition of Jazz Semiconductor.

Tax Fees. There were no tax fees billed for the year ended December 31, 2006 or the period from August 12, 2005 (inception) to December 31, 2005.

All Other Fees. There were no other fees billed for the year ended December 31, 2006 or the period from August 12, 2005 (inception) to December 31, 2005.

Pre-Approval Policies And Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, tax services and all other services up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services less than $50,000 may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements Schedules and Exhibits.

(1) The following items are included in Item 8:

Report of independent registered public accounting firm

Balance sheets as of December 31, 2006 and 2005

Statements of operations for the year ended December 31, 2006, the period from August 12, 2005 (date of inception) through December 31, 2005 and the period from August 12, 2005 through December 31, 2006

Statement of stockholder’s equity for the period from August 12, 2005 (date of inception) through December 31, 2006

Statements of cash flows for the year ended December 31, 2006, the period from August 12, 2005 (date of inception) through December 31, 2005 and the period from August 12, 2005 through December 31, 2006

Notes to financial statements

(2) Financial Statement Schedules: None.

(3) Listing of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007.

3.2	Bylaws — Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

3.3	Certificate of Amendment to Bylaws — Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

4.1	Specimen Unit Certificate — Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

4.2	Specimen Common Stock Certificate — Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

4.3	Specimen Warrant Certificate — Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

4.4
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant — Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

4.5	Form of Purchase Option granted to ThinkEquity Partners LLC — Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

4.6
Warrant Clarification Agreement dated as of November 9, 2006 between the Registrant and Continental Stock Transfer & Trust Company — Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006.

4.7
Unit Purchase Option Clarification Agreement dated as of November 15, 2006 between the Registrant and each of the holders of the Registrant’s unit purchase options — Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed on November 16, 2006.

4.8
Indenture, dated December 19, 2006, between the Registrant and U.S. Bank National Association, as trustee, including Form of 8% Convertible Senior Note due 2011 — Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2007.

Exhibit No.	Description
4.9
Registration Rights Agreement, dated December 19, 2006, among the Registrant, CRT Capital Group LLC and Needham & Company, LLC — Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 22, 2007.

4.10
Limited Waiver, dated as of December 18, 2006, among Acquicor Management LLC, Harold L. Clark, John P. Kensey, Moshe I. Meidar, Paul Pittman, ThinkEquity Partners LLC, Wedbush Morgan Securities, Inc., CRT Capital Group LLC and Gunn Allen Financial, Inc. — Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on December 22, 2007.

10.1
Form of Lock-up Agreement among the Registrant, ThinkEquity Partners LLC and each of Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar — Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

10.2
Registration Rights Agreement among the Registrant, Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar — Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

10.3
Private Placement Unit Purchase Agreement among the Registrant, ThinkEquity Partners LLC, Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar — Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

10.4
Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders’ representative — Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2006.

*10.5	2006 Equity Incentive Plan, as amended — Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2007.

†10.6
Contribution Agreement among Specialtysemi, Inc., Conexant Systems, Inc. and Carlyle Capital Investors, L.L.C. dated February 23, 2002 — Incorporated by reference to Exhibit 10.1 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.7
First Amendment to Contribution Agreement between Specialtysemi, Inc., Conexant Systems, Inc. and Carlyle Capital Investors, L.L.C. dated March 12, 2002 — Incorporated by reference to Exhibit 10.2 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.8
Second Amendment to Contribution Agreement dated July 1, 2002 among Jazz Semiconductor, Inc., Conexant Systems, Inc., Carlyle Partners III L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P. — Incorporated by reference to Exhibit 10.3 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.9
Third Amendment to Contribution Agreement dated September 1, 2003 among Jazz Semiconductor, Inc., Conexant Systems, Inc., Carlyle Partners III L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P. — Incorporated by reference to Exhibit 10.4 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.10
Newport Fab, LLC Contribution Agreement between Conexant Systems, Inc. and Newport Fab, LLC dated February 23, 2002 — Incorporated by reference to Exhibit 10.5 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.11
IP License Agreement between Specialtysemi, Inc., Newport Fab, LLC and Conexant Systems, Inc. dated March 12, 2002 — Incorporated by reference to Exhibit 10.6 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.12
First Amendment to IP License Agreement dated July 1, 2002 between Jazz Semiconductor, Inc. and Conexant Systems, Inc. — Incorporated by reference to Exhibit 10.7 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

Exhibit No.	Description

†10.13
Transferred IP License Agreement between Specialtysemi, Inc., Newport Fab, LLC and Conexant Systems, Inc. dated March 12, 2002 — Incorporated by reference to Exhibit 10.8 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.14
First Amendment to Transferred IP License Agreement dated July 1, 2002 among Jazz Semiconductor, Inc., Conexant Systems, Inc. and Newport Fab, LLC— Incorporated by reference to Exhibit 10.9 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.15
Guarantee between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 — Incorporated by reference to Exhibit 10.10 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.16
Half Dome Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 — Incorporated by reference to Exhibit 10.13 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.17
First Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated May 1, 2004 — Incorporated by reference to Exhibit 10.14 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.18
Second Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated December 31, 2005 — Incorporated by reference to Exhibit 10.15 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.19
Third Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated as of September 26, 2006— Incorporated by reference to Exhibit 10.14 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.20
El Capitan Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 — Incorporated by reference to Exhibit 10.16 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.21
First Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated October 1, 2004 — Incorporated by reference to Exhibit 10.17 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.22
Second Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated November 31, 2005 — Incorporated by reference to Exhibit 10.18 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.23
Third Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 1, 2006 — Incorporated by reference to Exhibit 10.18 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.24
Fourth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 26, 2006— Incorporated by reference to Exhibit 10.19 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

†10.25
Wafer Supply Agreement between Newport Fab, LLC and RF Micro Devices, Inc. dated October 15, 2002 — Incorporated by reference to Exhibit 10.34 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.26
Master Joint Technology Development Agreement between Newport Fab, LLC and RF Micro Devices, Inc. dated October 15, 2002 — Incorporated by reference to Exhibit 10.35 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.27
License and Supply Agreement between Newport Fab, LLC and Advanced Semiconductor Manufacturing Corp. of Shanghai dated December 16, 2003 — Incorporated by reference to Exhibit 10.36 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

Exhibit No.	Description
†10.28
HHNEC Wafer Supply Agreement between Jazz/Hua Hong, LLC, Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 29, 2003 — Incorporated by reference to Exhibit 10.37 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.29
LLC Wafer Supply Agreement between Jazz/Hua Hong, LLC, Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 — Incorporated by reference to Exhibit 10.38 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.30
Technology Sublicense Agreement—Jazz Advanced Technology by Jazz/Hua Hong, LLC, Shanghai Hua Hong NEC Electronics Company, Limited and Newport Fab, LLC dated August 30, 2003 — Incorporated by reference to Exhibit 10.39 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.31
Technology License and Transfer Agreement by Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 — Incorporated by reference to Exhibit 10.40 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.32
Technology License Agreement—Jazz Advanced Technology Newport Fab, LLC, Jazz/ Hua Hong, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 — Incorporated by reference to Exhibit 10.41 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.33
Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated as of May 2, 2003 — Incorporated by reference to Exhibit 10.42 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.34
Amendment One to Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated as of May 2, 2003 — Incorporated by reference to Exhibit 10.43 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.35
Amendment Two to Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated June 13, 2003 — Incorporated by reference to Exhibit 10.44 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

*10.36
401(k) Hourly Savings Plan between Jazz Semiconductor, Inc. and Fidelity dated January 6, 2003 — Incorporated by reference to Exhibit 10.46 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

*10.37
401(k) and Profit Sharing Retirement Savings Plan between Jazz Semiconductor, Inc. and Fidelity dated January 6, 2003 — Incorporated by reference to Exhibit 10.47 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.38
License Agreement between Jazz Semiconductor, Inc. and Conexant Systems, Inc. dated as of July 2, 2004 — Incorporated by reference to Exhibit 10.48 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

*10.39
Employment Agreement, dated as of September 26, 2006, by and between Jazz Semiconductor, Inc. and Shu Li — Incorporated by reference to Exhibit 10.36 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.40
Amended and Restated Loan and Security Agreement by and among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of February 28, 2007 — Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2007.

21.1	List of Subsidiaries.

24.1	Power of Attorney (included on the signature pages hereto).

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification of Gilbert F. Amelio and Paul A. Pittman.

† Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

* Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAZZ TECHNOLOGIES, INC.

By:	/s/ GILBERT F. AMELIO
Gilbert F. Amelio
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Gilbert F. Amelio And Paul Pittman his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ ELLEN M. HANCOCK Ellen M. Hancock	President and Director	March 16, 2007

/s/ PAUL PITTMAN Paul Pittman	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ HAROLD L. CLARK Harold L.Clark	Director	March 16, 2007

/s/ JOHN P. KENSEY John P. Kensey	Director	March 16, 2007

Liad Meidar	Director	March 16, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
21.1	List of Subsidiaries.

24.1	Power of Attorney (included on the signature pages hereto).

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification of Gilbert F. Amelio and Paul A. Pittman.