Form 10-Q
period 2007-03-30
Jazz Technologies, Inc.
filed 2007-05-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒

As of May 14, 2007, 23,957,457 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

JAZZ TECHNOLOGIES, INC.

Table of Contents

Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets at March 30, 2007 and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 30, 2007 and March 31, 2006	2

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 30, 2007	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2007 and March 31, 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION		27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 4.	Submission of Matters to a Vote of Security Holders	45

SIGNATURES		49

Index to Exhibits		50

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$32,474	$633
Cash and cash equivalents held in trust and escrow accounts	—	334,465
Short-term investments	7,950	—
Restricted cash	2,589	—
Receivables, net of allowance for doubtful accounts of $1,075	29,216	—
Inventories	20,387	—
Deferred tax asset	5,811	—
Prepaid expenses and other current assets	2,820	827
Total current assets	101,247	335,925
Property, plant and equipment, net	151,731	—
Investments	19,300	—
Intangible assets, net	63,802	—
Other assets	7,579	8,180
Total assets	$343,659	$344,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,034	$—
Accrued compensation and benefits	4,946	—
Deferred revenues	9,218	—
Accrued interest	3,780	445
Other current liabilities	21,566	12,136
Total current liabilities	58,544	12,581
Long term liabilities:
Convertible senior notes	166,750	166,750
Deferred tax liability	5,811	—
Accrued pension, retirement medical plan obligations and other long-term liabilities	17,748	—
Total liabilities	248,853	179,331

Common stock, subject to possible conversion, 5,750 shares at conversion value	—	33,512

Stockholders’ equity
Common stock	2	3
Additional paid-in capital	103,195	127,971
Other comprehensive income	2	—
Retained earnings (deficit)	(8,393)	3,288
Total stockholders’ equity	94,806	131,262
Total liabilities and stockholders’ equity	$343,659	$344,105

See accompanying notes.

1.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended
	March 30, 2007	March 31, 2006

Net revenues	$22,523	$—
Cost of revenues	21,941	—
Gross profit	582	—
Operating expenses:
Research and development	1,990	—
Selling, general and administrative	4,604	61
Amortization of intangible assets	176	—
Write off of in-process research and development	3,800	—
Total operating expenses	10,570	61

Loss from operations	(9,988)	(61)
Interest, and other expense (income), net	1,585	(216)
Net income (loss) before provision for income taxes	(11,573)	155
Provision for income taxes	108	2
Net income (loss)	$(11,681)	$153
Net income (loss) per share (basic and diluted)	$(0.39)	$0.02
Weighted average shares (basic and diluted)	30,140	10,069

The amounts included in the three months ended March 30, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

See accompanying notes.

2.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional paid-in capital	Other comprehensive income	Retained earnings accumulated	Total
	Shares	Amount
Balance at December 31, 2006	34,457	$3	$127,971	$—	$3,288	$131,262
Reversal of common stock subject to possible conversion of 5,750 shares	—	—	33,512	—	—	33,512
Conversion of common stock in connection with acquisition	(5,668)	(1)	(33,158)	—	—	(33,159)
Redemption of founder common stock	(1,874)	—	(9)	—	—	(9)
Repurchase of common stock	(2,958)	—	(14,363)	—	—	(14,363)
Repurchase of warrants	—	—	(10,758)	—	—	(10,758)
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(11,681)	(11,681)
Total comprehensive loss						(11,679)
Balance at March 30, 2007	23,957	$2	$103,195	$2	$(8,393)	$94,806

See accompanying notes.

3.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 30, 2007	March 31, 2006

Operating activities:
Net income (loss)	$(11,681)	$153
Adjustments to reconcile net income (loss) for the period to net cash used by operating activities:
Depreciation	3,773	—
Amortization of deferred loan costs	386	—
Provision for doubtful accounts	276	—
Loss on disposal of equipment	2	—
Acquisition-related items:
Amortization of purchased intangible assets	998	—
Write-off of in-process research and development	3,800	—
Changes in operating assets and liabilities, net of effects from acquisition of Jazz Semiconductor, Inc.:
Receivables	(3,677)	—
Inventories	(1,294)	—
Prepaid expenses and other current assets	(1,588)	(294)
Long term portion of restricted cash	2,116	—
Accounts payable	(4,897)	—
Accrued compensation, benefits and deferred revenues	(2,529)	—
Accrued interest convertible notes	3,335	—
Other current liabilities	(2,886)	45
Other long-term liabilities	256	—
Net cash used by operating activities	(13,610)	(96)
Investing activities:
Jazz Semiconductor, Inc. purchase price, net of cash acquired	(236,303)	—
Purchases of property and equipment	(872)	—
Net proceeds from sale of short-term investments	16,295	—
Release of funds from trust and escrow accounts	334,465	—
Net proceeds from issuance of common stock placed in trust account	—	(164,368)
Net cash provided (used) by investing activities	113,585	(164,368)
Financing activities:
Redemption of founder’s common stock	(9)	—
Net proceeds from issuance of common stock	—	165,447
Repayment of note payable to stockholder	—	(275)
Conversion of common stock in connection with acquisition	(33,159)	—
Repurchase of common stock	(14,363)	—
Repurchase of warrants	(10,602)	—
Payment of debt and acquisition-related liabilities	(10,003)	—
Net cash provided (used) by financing activities	(68,136)	165,172
Effect of foreign currency on cash	2	—
Net increase in cash and cash equivalents	31,841	708
Cash and cash equivalents at beginning of period	633	77
Cash and cash equivalents at end of period	$32,474	$785

See accompanying notes.

4.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2007

1.	ORGANIZATION

The Company

Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. (the “Company”), was incorporated in Delaware on August 12, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more domestic and/or foreign operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination.

On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor, Inc., a Delaware corporation (“Jazz”), for a purchase price of approximately $262.4 million, or a net purchase price of $236.3 million after taking into account $26.1 million of cash acquired as part of the assets of Jazz. The accompanying unaudited condensed consolidated financial statements include the results of operations for Jazz following the date of acquisition. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company. In connection with the acquisition the Company adopted Jazz’s fiscal year.

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Company,” “we,” “us,” and “our” refers to the business of Jazz Technologies, Inc. and “Jazz” refers only to the business of Jazz Semiconductor, Inc.

Based in Newport Beach, California, the Company became an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Its customer’s analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Acquisition of Jazz Semiconductor, Inc.

On February 16, 2007, pursuant to the terms of a merger agreement signed on September 26, 2006, the Company acquired all of Jazz’s outstanding capital stock for approximately $262.4 million, funded with existing cash resources as well as proceeds from the convertible senior notes that were issued in the fourth quarter of fiscal 2006.

For accounting purposes, the purchase price of $262.4 million was calculated as follows (in thousands):

(in thousands)
Merger consideration	$260,000
Estimated working capital adjustment	4,500
Jazz transaction costs for acquisition and terminated IPO	(6,591)
Company transaction costs	4,474
Total purchase price	$262,383

Jazz’s transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors incurred in connection with Jazz’s terminated initial public offering and the acquisition. Jazz’s transaction costs include $2.2 million in costs associated with bonus payments made to Jazz officers, directors and employees in connection with the acquisition that were not previously reported as a transaction cost. The Company’s transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors directly related to the acquisition of Jazz.

5.

Payments made by the Company at closing included the impact of a $4.5 million estimated working capital adjustment and a deduction for $6.6 million of transaction costs incurred by Jazz in connection with the acquisition and its terminated initial public offering. The purchase price is subject to adjustment based on (among other factors) the closing working capital amount as defined in the merger agreement relating to the acquisition of Jazz, which is calculated based on the final closing balance sheet as of February 16, 2007, that the Company expects to be prepared within 90 days following the acquisition.

In connection with the acquisition of Jazz, the Company acquired an equity investment in Shanghai Hau Hong NEC Electronics Company, Ltd. (“HHNEC”). Under the merger agreement, the Company is obligated to pay additional amounts to former stockholders of Jazz if the Company realizes proceeds in excess of $10 million from its investment in HHNEC during the three-year period following the completion of the acquisition of Jazz. In that event, the Company will pay an amount equal to 50% of the amount (if any) of the proceeds received that exceed $10 million to Jazz's former stockholders.

Preliminary Purchase Price Allocation

The total preliminary purchase price of $262.4 million has been initially allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values as of February 16, 2007, as follows (in thousands):

	February 16, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$26,080
Short term investments	24,245
Restricted cash	3,154
Receivables	25,815
Inventories	19,094
Deferred tax asset	5,811
Other current assets	2,520
Property, plant and equipment	153,946
Investments	19,300
Other assets	521
Accounts payable	(23,087)
Accrued compensation, benefits and other	(6,299)
Deferred tax liability	(5,811)
Deferred revenues	(10,394)
Other current liabilities	(23,619)
Accrued pension, retirement medical plan obligations and other long term liabilities	(17,493)
Total net tangible assets acquired and liabilities assumed		$193,783

Fair value of identifiable intangible assets acquired:
Existing technology	2,000
Patents and other core technology rights	11,300
In-process research and development	3,800
Customer relationships	5,400
Customer backlog	2,900
Trade name	5,000
Facilities lease	38,200
Total identifiable intangible assets acquired		68,600
Total purchase price		$262,383

6.

The fair values set forth above are based on preliminary valuation estimates of Jazz’s tangible and intangible assets, based in part on third party appraisals in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (‘‘SFAS 141’’). The final valuation, and any interim updated preliminary valuation estimates, may differ materially from these preliminary valuation estimates and, as a result, the final allocation of the purchase price may result in reclassifications of the allocated amounts that are materially different from the purchase price allocation reflected above.

The amount allocated to in-process research and development represents the fair value of acquired, to-be-completed research projects. The estimated value of approximately $3.8 million for the research projects was determined by estimating the costs to develop the acquired technology into commercially viable processes, estimating the resulting net cash flows from these projects and discounting the net cash flows to their present value. As of the acquisition date, these projects were not complete. Accordingly, the amount allocated to in-process research and development is recognized as an operating expense in the accompanying statement of operations for the three months ended March 30, 2007.

The Company leases its headquarters and Newport Beach, California fabrication and probing facilities from Conexant Systems, Inc. under non-cancelable operating leases through March 2017. The Company has the option to extend the terms of each of these leases for two consecutive five-year periods. The Company’s rental payments under these leases consist solely of its pro rata share of the expenses incurred by Conexant in the ownership of these buildings. The amount allocated to facilities lease represents the fair value of acquired leases calculated as the difference between market rates for similar facilities in the same geographical area and the rent the Company is estimated to pay over the life of the leases, discounted back over the life of the lease. The future minimum costs under these leases have been estimated based on actual costs incurred during 2006 and applicable adjustments for increases in the consumer price index.

Pro Forma Results of Operations

The accompanying unaudited condensed consolidated statements of operations only reflect the operating results of Jazz following the date of acquisition and do not reflect the operating results of Jazz prior to the acquisition. Following are pro forma unaudited results of operations for the Company for the three months ended March 30, 2007 and March 31, 2006 assuming the acquisition of Jazz occurred on January 1, 2007 and 2006, respectively (in thousands):

	Three months ended
	March 30, 2007	March 31, 2006

Net revenues	$48,096	$55,860
Cost of revenues	51,630	53,314
Gross profit (loss)	(3,534)	2,546
Operating expenses:
Research and development	4,979	5,222
Selling, general and administrative	10,239	5,429
Amortization of intangible assets	541	628
Total operating expenses	15,759	11,279
Operating loss	(19,293)	(8,733)
Net interest expense (income)	1,370	3,265
Other expenses (income)	113	(842)
Net loss	$(20,776)	$(11,156)
Pro forma net loss per share - basic and diluted	$(0.69)	$(1.11)

7.

The Company derived the pro forma results of operations from (i) the unaudited consolidated financial statements of Jazz for the period from December 30, 2006 to February 16, 2007 (the date of the Jazz acquisition) and the three months ended March 31, 2006, and (ii) the unaudited consolidated financial statements of the Company for the three months ended March 30, 2007 and March 31, 2006. The pro forma results of operations are not necessarily indicative of the results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of the Company or Jazz. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense (relating primarily to interest on the $166.8 million principal amount of convertible senior notes issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above. The pro forma results of operations for the three months ended March 30, 2007 do not include approximately $3.8 million in non-recurring charges relating to the write-off of in-process research and development incurred in connection with the acquisition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction of the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 30, 2007 and December 31, 2006, and the consolidated results of its operations and cash flow for the three months ended March 30, 2007 and March 31, 2006.

Fiscal Year

Effective with the fiscal year beginning January 1, 2007, the Company adopted a 52- or 53- week fiscal year. Each of the first three quarters of a fiscal year end on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ends on the Friday prior to December 31. As a result, each fiscal quarter consists of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consist of 13 weeks and the fourth quarter consists of 14 weeks. The Company previously maintained a calendar fiscal year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, purchase intangible asset valuations, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s net revenue is generated principally by sales of semiconductor wafers. The Company derives the remaining balance of its net revenue from the resale of photomasks and other engineering services. In addition, the majority of the Company’s sales occur through the efforts of its direct sales force.

8.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), and SAB No. 104, “Revenue Recognition” (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable. Determination of the criteria set forth in items three and four above is based on management’s judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectivity of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affect.

The Company recognizes revenues from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Revenues for engineering services are recognized ratably over the contract term or as services are performed. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. Advances received from customers towards future engineering services, product purchases and in some cases capacity reservation are deferred until products are shipped to the customer, services are rendered or the capacity reservation period ends.

The Company provides for sales returns and allowances as a reduction of revenues at the time of shipment based on historical experience and specific identification of an event necessitating an allowance. Estimates for sales returns and allowances require a considerable amount of judgment on the part of management.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Short-term Investments

Short-term investments include auction rate securities issued by U.S. governmental agencies and municipal governments, auction rate preferred securities issued by corporations, and commercial paper that are not considered cash equivalents. All such securities are classified as available for sale and are reported at fair market value, which approximates cost, on the consolidated balance sheet.

Restricted Cash

Under the terms of its workers’ compensation insurance policies, the Company provides letters of credit (“LOC”) issued by a financial institution as security to the insurance carriers. The letters of credit totaled $1.2 million as of March 30, 2007.

The issuing financial institution requires the LOC to be secured. The Company secured the LOC with commercial paper and/or money market funds. Because the security behind the LOC was not cash, the financial institution issuing the LOC requires the Company to provide security in excess of the face value of the LOC.

The portion of the commercial paper and/or money market funds securing the LOC has been classified as current restricted cash. On April 2, 2007, the Company replaced a portion of the secured LOC with a traditional LOC, which resulted in the release of $2.1 million of the restricted cash. The balance of restricted cash continues to secure the remainder of the LOC which will mature in June 2007.

9.

Inventories

Inventories consist of raw materials, work in process and finished goods and include the costs for freight-in, materials, labor and manufacturing overhead. Inventories are stated at the lower of cost, calculated on a first-in, first-out basis, or market value. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. Inventories acquired as a result of the acquisition of Jazz was recorded based on fair value. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of operations.

Inventories, net of reserves, consist of the following (in thousands):

March 30, 2007
Raw material	$1,019
Work in process	10,067
Finished goods	9,301
$20,387

Property, Plant and Equipment

Property, plant and equipment acquired as a result of the acquisition of Jazz was recorded based on the fair value of such assets; all subsequent purchases are recorded based on cost. Prior to the acquisition of Jazz, the Company had no property, plant or equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 12 years. Leasehold improvements are amortized over the life of the asset or term of the lease, whichever is shorter. Significant renewals and betterments are capitalized and any assets being replaced are written off. Maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

Property, plant and equipment consist of the following (in thousands):

	Useful life	March 30, 2007
	(In years)
Building improvements	7-12	$45,817
Machinery and equipment	4-6	99,833
Furniture and equipment	3-5	1,927
Computer software	3	1,215
Construction in progress		6,712
		155,504
Accumulated depreciation		(3,773)
		$151,731

Construction in progress primarily consists of machinery being qualified for service in the Company’s Newport Beach, California foundry.

Investment

In connection with the acquisition of Jazz, the Company acquired an investment in HHNEC. As of February 17, 2007, the investment represents a minority interest of approximately 10% in HHNEC. In accordance with the purchase method of accounting, this investment was recorded with a value of $19.3 million, which was the fair value of the investment on February 16, 2007.

10.

Intangible Assets

Intangible assets consist of the following at March 30, 2007 (based on the preliminary valuation discussed above):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Existing technology	7	$2,000	$33	$1,967
Patents and other core technology rights	7	11,300	186	11,114
In-process research and development	—	3,800	3,800	—
Customer relationships	7	5,400	89	5,311
Customer backlog	<1	2,900	387	2,513
Trade name	7	5,000	83	4,917
Facilities lease	20	38,200	220	37,980
Total identified intangible assets		$68,600	$4,798	$63,802

Based on the preliminary valuation discussed above, the Company expects future amortization expense to be as follows (in thousands):

	Charge to Cost of Revenues	Charge to Operating Expenses	Total
Fiscal year:
Remainder of 2007	$5,342	$1,143	$6,485
2008	3,772	1,524	5,296
2009	3,772	1,524	5,296
2010	3,772	1,524	5,296
2011	3,772	1,524	5,296
2012	3,772	1,524	5,296
Thereafter	28,612	2,225	30,837
Total expected future amortization expense	$52,814	$10,988	$63,802

Pension and Other Postretirement Benefit Plans

Prior to its acquisition, Jazz adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (‘‘SFAS 158’’) for its 2006 fiscal year relating to its Retirement Plan for Hourly Employees and Postretirement Health and Life Benefits Plan. With the adoption of SFAS 158 in the prior fiscal year, Jazz was required to recognize all previously unrecognized obligations. These amounts were presented on Jazz’s balance sheet as accumulated other comprehensive income within stockholders’ equity. Following the acquisition of Jazz on February 16, 2007 and the application of SFAS 141, these liabilities were adjusted to their fair value. The pension and other postretirement benefit plans expense for the three months ending March 30, 2007 and March 31, 2006 was $0.3 million and zero, respectively.

 Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents.)

Since the Company reported a net loss for the three months ended March 30, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same. There were no common stock equivalents for the three months ended March 31, 2006.

3.	LOAN & SECURITY AGREEMENT

On February 28, 2007, the Company entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz and Newport Fab, LLC, as borrowers, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. Up to $5 million of the facility will be available for the issuance of letters of credit. The maturity date of the facility is February 28, 2010, unless earlier terminated. Loans under the facility will bear interest at a floating rate equal to, at borrowers’ option, either the lender's prime rate plus 0.75% or the adjusted Eurodollar rate (as defined in the loan agreement) plus 2.75% per annum. The facility is secured by all of the assets of the Company and the borrowers.

11.

The loan agreement contains customary affirmative and negative covenants and other restrictions. If the sum of excess availability plus qualified cash is at any time during any fiscal quarter less than $10,000,000, the borrowers will be subject to a minimum consolidated EBITDA financial covenant, such that the Company and its subsidiaries (other than any excluded subsidiaries) shall be required to earn, on a consolidated basis, consolidated EBITDA (as defined in the loan agreement) of not less than the applicable amounts set forth in the loan agreement.

In addition, the loan agreement contains customary events of default including the following: nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default; bankruptcy; material judgments; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control. If any event of default occurs Wachovia may declare due immediately all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the loan agreement would result in an increase in the interest rate on any amounts outstanding.

As of March 30, 2007, the Company had no borrowings outstanding under the facility and $1.2 million of the facility supported outstanding letters of credits. Borrowing availability under the facility as of March 30, 2007 was $60.0 million.

4.	INCOME TAXES

The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected more likely than not to be realized. The likelihood of a material change in the Company’s expected realization of these assets depends on our ability to generate sufficient future taxable income. The Company’s ability to generate sufficient taxable income to utilize its deferred tax assets depends on many factors, among which is the Company’s ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of the Company’s tax planning strategies and reversing deferred tax liabilities.

In June, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

On the date of the acquisition of Jazz by the Company, Jazz had unrecognized tax benefits of $0.4 million, which, if recognized, would increase the valuation allowance on deferred tax assets. There is no accrual of interest or penalties included within the unrecognized tax benefits of $0.4 million noted above. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

12.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2004.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

The Company is not currently under Internal Revenue Service (IRS) tax examination. During the first quarter of 2007, the Texas tax authorities completed an examination of the 2002 - 2005 Jazz tax returns. The adjustments were insignificant and will not have a material impact on the Company’s position or results of operations. The Company is not currently under examination by any other state, local or foreign jurisdictions.

On the date of the acquisition, Jazz had federal and state net operating loss (“NOL”) carryforwards of approximately $104.7 million and $89.8 million, respectively. The federal and state tax net operating loss carryforwards represent a significant component of the Company’s deferred tax assets. Due to uncertainties surrounding the Company’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes. The acquisition of Jazz by the Company resulted in an ownership change as defined by Section 382. Until the Company has determined the amount of any such limitation, no amounts are being presented as an uncertain tax position in accordance with FIN 48. Such limitations could be significant. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits would not impact its effective tax rate.

5.	CONVERTIBLE SENIOR NOTES

On December 19, 2006 and December 21, 2006, the Company completed private placements of $166.8 million aggregate principal amount of 8% convertible senior notes due 2011 (the “Convertible Senior Notes”). The gross proceeds from the Convertible Senior Notes were placed in escrow pending completion of the acquisition of Jazz.

On February 16, 2007, the conditions to release the escrowed proceeds of the convertible senior notes were met and the proceeds, net of the debt issuance costs, were released to the Company.

The Convertible Senior Notes bear interest at a rate of 8% per annum payable semi-annually on each June 30 and December 31, beginning on June 30, 2007. The Company may redeem the Convertible Senior Notes on or after December 31, 2009 at agreed upon redemption prices, plus accrued and unpaid interest. The holders of the Convertible Senior Notes also have the option to convert the Convertible Senior Notes into shares of the Company’s common stock at an initial conversion rate of 136.426 shares per $1,000 principal amount of Convertible Senior Notes, subject to adjustment in certain circumstances, which is equivalent to an initial conversion price of about $7.33 per share.

6.	SHAREHOLDERS’ EQUITY

Warrants and Unit Purchase Option

Each unit issued in the Company’s March 2006 initial public offering and the private placement to the Company’s initial stockholders prior to the initial public offering included one share of common stock, $0.0001 par value, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires March 15, 2011. In addition, in connection with the initial public offering, the Company sold to ThinkEquity Partners, LLC, as the representative of the underwriters, for $100 a purchase option to 1,250,000 units at a purchase price of $7.50 per unit. The warrants included in the units issuable upon exercise of the purchase option are identical to the warrants included in the units issued in the initial public offering except that each of the warrants underlying such units entitles the holder to purchase one share of the Company’s common stock at a price of $6.65. The warrants, including warrants issuable upon exercise of the purchase option, will be redeemable at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the Company’s common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Upon redemption, the initial stockholders will have the right to exercise the warrants included in the 333,334 units purchased in the private placement on a cashless basis. The Company does not need the consent of the underwriters in order to redeem the outstanding warrants. The purchase option sold to ThinkEquity Partners LLC has not been exercised.

13.

As of March 30, 2007, the Company had repurchased 11,953,259 warrants at an aggregate price of $10.8 million. The outstanding number of warrants at March 30, 2007 was 46,213,409.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting rights and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

On February 16, 2007, the Company redeemed 1,873,738 common shares held by Acquicor Management LLC and the Company’s outside directors (founders) at a redemption price of $0.0047 per share.

On February 16, 2007, the Company amended its Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

On February 16, 2007, 5,668,116 shares of the Company’s common stock issued in connection with its initial public offering were converted into cash at approximately $5.85 per share, or $33.2 million in the aggregate. The stockholders owning these shares voted against the acquisition of Jazz and properly elected to convert their shares into a pro-rata portion of the Company’s trust account.

Stock Repurchase Plan

On January 11, 2007, the Company announced that its Board of Directors had authorized a stock and warrant repurchase program, under which the Company may repurchase up to $50 million of its common stock and warrants through July 15, 2007. Purchases under the stock and warrant repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time.

As of March 30, 2007, the Company had repurchased 2,957,761 shares of common stock for an aggregate price of $14.4 million.

14.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled “Risk Factors” and elsewhere in our filings with the Securities and Exchange Commission. Such statements may include but are not limited to statements concerning:

•	anticipated trends in revenue;
•	expected benefits of the acquisition of Jazz Semiconductor, Inc.;
•	growth opportunities in domestic and international markets;
•	customer acceptance and satisfaction with our products;
•	expected trends in operating and other expenses;
•	anticipated cash and intentions regarding usage of cash;
•	changes in effective tax rates; and
•	anticipated product enhancements or releases.

Our business is subject to significant risks including, but not limited to, our dependence on Jazz’s formation customers, our ability to secure new customers and additional volume from existing customers, our ability to maintain high capacity utilization and fab yields at our foundry, the complexity of our manufacturing processes, our ability to forecast customer demand, our reliance on outsourced foundry services, changes in consumer demand for our customers’ products and services, our ability to comply with the terms of our current financing arrangements and raise additional financing, our ability to obtain and protect intellectual property rights, our ability to comply with government regulations and our dependence on key personnel and an unionized workforce.

Investors are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update these forward-looking statements in light of events or circumstances occurring after the date hereof.

OVERVIEW

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

On February 16, 2007, we completed the acquisition of all the outstanding shares of capital stock of Jazz Semiconductor, Inc. (“Jazz”) for $262.4 million in cash. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company for financial reporting purposes. As a result, the accompanying unaudited condensed consolidated financial statements include the results of operations for Jazz from February 17, 2007 to March 30, 2007.

Based in Newport Beach, California, we have become an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. Our specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Our customers use the analog and mixed-signal semiconductor devices in products they design that are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

15.

The accompanying unaudited condensed consolidated statements of operations reflect the operating results of Jazz since February 17, 2007. However, in the results of operations section below we have also presented pro forma unaudited revenues, cost of revenues, gross margins and operating expenses assuming the acquisition of Jazz had occurred on January 1, 2006. We present the pro forma information in order to provide a more meaningful comparison of our operating results with prior periods.

Critical Accounting Policies and Estimates

Estimates

Our discussion and analysis of our financial condition and results of operations is based on the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Our management reviews its estimates on an on-going basis, including those related to sales allowances, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, investments, pensions and other retirement obligations and income taxes. We base our estimates and assumptions on historical experience, knowledge of current conditions and our understanding of what we believe to be reasonable that might occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize product revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A, SAB 101B and SAB 104. SAB 101 requires four basic criteria to be met before revenues can be recognized:

•	persuasive evidence that an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the fee is fixed and determinable; and
•	collectibility is reasonably assured.

Determination of the criteria set forth in the third and fourth bullet points above is based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine that these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

We generate revenues primarily from the manufacture and sale of semiconductor wafers. In addition, we also derive a portion of our revenues from the resale of photomasks and engineering services.

Recognition of revenues from product sales occurs when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable and collection of the related receivable is reasonably assured, generally at the time of shipment. Accruals are established, with the related reduction to revenues, for allowances for discounts and product returns based on actual historical exposure at the time the related revenues are recognized. Revenues for engineering services are recognized ratably over the contract term or as services are performed. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. Advances received from customers towards future engineering services, product purchases and in some cases capacity reservation are deferred until products are shipped to the customer, services are rendered or the capacity reservation period ends.

16.

We provide for sales returns and allowances as a reduction of revenues at the time of shipment based on historical experience and specific identification of an event necessitating an allowance. Estimates for sales returns and allowances require a considerable amount of judgment on the part of management.

Accounts Receivable

We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience, industry norms and specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Our accounts receivable are concentrated among a relatively few number of customers. Should there be a significant change in the liquidity or financial position of any one customer, resulting in an impairment of its ability to make payments, we may be required to increase the allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Inventories

We initiate production of a majority of our wafers after we have received an order from a customer. Generally we do not carry a significant inventory of finished goods except in response to specific customer requests or if we determine to produce wafers in excess of orders when we forecast future excess demand and capacity constraints. We seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is net of any reductions we have recorded to reflect the difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Inventory is not written up if estimates of market value subsequently improve. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reasonable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

Intangible Assets and Other Long-lived Assets

Intangible assets and other long-lived assets, including investments are recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net intangible and other long-lived assets acquired. The amounts and useful lives assigned to intangible assets acquired, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently, if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation, that includes the discounted cash flow method, as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

17.

In connection with the acquisition of Jazz, we engaged a third party appraiser to assist us in performing a valuation of all the assets and liabilities in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (‘‘SFAS No. 141’’). The fair values set forth in the accompanying unaudited condensed consolidated financial statements are based on preliminary valuations estimates of Jazz’s tangible and intangible assets. The final valuations, and any interim updated preliminary valuation estimates, may differ materially from these preliminary valuation estimates and, as a result, the final allocation of the purchase price may result in reclassifications of the allocated amounts that are materially different from the purchase price allocations reflected above.

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. Amortizable intangible assets subject to this evaluation include the valuation of our favorable real estate lease agreements, developed technology, customer backlog and trade name.

If and when an impairment evaluation of a long-lived asset is performed, estimated future undiscounted net cash flows expected to be generated by the asset over its remaining estimated useful life is determined. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the asset over the remaining estimated useful life, we record an impairment loss in the amount by which the carrying value of the asset exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations.

Accounting for Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that we recognize in our consolidated financial statements:

18.

•	deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or our tax returns; and
•	the amount of taxes payable or refundable for the current year.

The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. It is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, in the future. Accordingly, a difference between the tax basis of an asset or a liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected “more likely than not” to be realized.

To determine the amount of taxes payable or refundable for the current year, we are required to estimate our income taxes. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations

Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions (“Section 382 limitations”). The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost if Section 382 limitations apply. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various tax authorities.

Pension Plans

We maintain a defined benefit pension plan and a postretirement health and life benefit plan for our employees covered by a collective bargaining agreement. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon management's judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and cash funding requirements of our retirement plans.

RESULTS OF OPERATIONS

Three months ended March 30, 2007 compared with the three months ended March 31, 2006

For the three months ended March 30, 2007, we had a net loss of $11.7 million compared to a net profit of $0.2 million for the corresponding period in 2006. The results for the three months ended March 30, 2007 include the results of operations for Jazz from February 17, 2007 through March 30, 2007. Our primary source of income prior to the consummation of our initial business combination with Jazz was interest earned on the funds held in a trust account.

19.

Pro Forma Financial Information

The acquisition of Jazz is our first business combination and accordingly, we do not believe a comparison of the results of operations and cash flows for the quarter ended March 30, 2007 versus March 31, 2006 is very beneficial to our investors. In order to assist investors in better understanding the changes in our business between the quarters ended March 30, 2007 and March 31, 2006, we are presenting in the discussion below pro forma results of operations for the Company and Jazz for the three months ended March 30, 2007 and March 31, 2006 as if the acquisition of Jazz occurred on January 1, 2007 and January 1, 2006, respectively. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of Jazz for the period from December 30, 2006 to February 16, 2007 (the date of the Jazz acquisition) and the three months ended March 31, 2006, and (ii) our unaudited consolidated financial statements for the three months ended March 30, 2007 and March 31, 2006.

The pro forma results of operations are not necessarily indicative of the results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of us or Jazz. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the $166.8 million principal amount of convertible senior notes issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting.

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. We have engaged a third party appraiser to assist us in performing a valuation of Jazz’s assets and liabilities in accordance with SFAS No. 141. The depreciation and amortization expense adjustments set forth above are based on preliminary valuation estimates of Jazz’s tangible and intangible assets described in Note 1 to the unaudited condensed consolidated financial statements. The final valuation, and any interim updated preliminary valuation estimates, may differ materially from these preliminary valuation estimates and, as a result, the final allocation of the purchase price may result in reclassifications of the allocated amounts that are materially different from the purchase price allocations reflected herein. Any material change in the valuation estimates and related allocation of the purchase price could materially impact our depreciation and amortization expenses and our actual and pro forma results of operations. In addition, the pro forma results of operations for the three months ended March 30, 2007 do not include approximately $3.8 million in non-recurring charges relating to the write-off of in-process research and development incurred in connection with the acquisition.

Revenues

Our revenues are generated principally from the sale of semiconductor wafers and in part from the sale of photomasks and other engineering services. Net revenues are net of provisions for returns and allowances. Revenues are categorized by technology group into specialty process revenues and standard process revenues. Specialty process revenues include revenues from wafers manufactured using our specialty process technologies—advanced analog CMOS, radio frequency CMOS, or RF CMOS, high voltage CMOS, bipolar CMOS, or BiCMOS, SiGe BiCMOS, and bipolar CMOS double-diffused metal oxide semiconductor, or BCD, processes. Standard process revenues are revenues derived from wafers employing digital CMOS and standard analog process technologies.

This is our first quarter of reportable revenues. Prior to our acquisition of Jazz, we had no revenues.

20.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the three months ended March 30, 2007 and March 31, 2006:

	Pro Forma Net Revenues (in thousands)
	Three Months Ended March 30, 2007		Three Months Ended March 31, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue
Specialty process revenues	$38,458	80.0	$36,301	65.0
Standard process revenues	9,638	20.0	19,559	35.0
Net revenues	$48,096	100.0	$55,860	100.0

On a pro forma basis, we posted a net revenue decline of $7.8 million or 13.9% from $55.9 million for the three months ended March 31, 2006 to $48.1 million for the corresponding period in 2007. This decline is the net result of an increase in specialty process revenues of $2.2 million or 5.9% from $36.3 million for the three months ended March 31, 2006 to $38.5 million for the corresponding period in 2007 and a decrease in standard process revenues of $9.9 million or 50.7% from $19.6 million for the three months ended March 31, 2006 to $9.6 million for the corresponding period in 2007.

The decline in pro forma standard process revenues can be attributed to the semiconductor industry cycle in general and specifically to reduced business from a single customer, whose purchases of Jazz products have predominantly been standard process wafers. Given the relative economics of the industry and excess inventory levels at this customer, our standard process revenues were disproportionately impacted during the first quarter of this year. While revenues from Jazz’s standard process technologies have declined over the past several quarters as our customers transition new standard process designs to foundries that focus on high volume, commodity oriented technologies and pricing, we believe that the revenue decline we experienced this quarter is an anomaly. As the market strengthens, we expect standard process revenues to remain relatively unchanged, though we expect a long-term trend to specialty process revenue accounting for an increasing percentage of our total revenues.

The pro forma revenue mix at 80% specialty process revenues and 20% standard process revenues for the three months ended March 30, 2007 compared to 65% and 35%, respectively, for the corresponding period in 2006 was mainly the result of the significant drop in standard process revenues which was primarily attributable to a single customer. While we intend to continue to offer our existing standard processes to our customers, we believe our competitive advantage is in our specialty process services.

Cost of Revenues

Cost of revenues consists primarily of purchased manufactured materials, including the cost of raw wafers, gases and chemicals, shipping costs, labor and manufacturing-related engineering services. Our cost of revenues for wafers manufactured by our manufacturing suppliers includes the purchase price and shipping costs that we pay for completed wafers. Cost of revenues also includes the purchase of photomasks and the provision of test services. We expense to cost of revenues defective inventory caused by fab and manufacturing yields as incurred. We also review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary. Royalty payments we make in connection with certain of our process technologies are also included within the cost of revenues. Cost of revenues also includes depreciation and amortization expense on assets used in the manufacturing process.

This has been our first quarter of reportable cost of revenues. Prior to our acquisition of Jazz, we had no cost of revenues.

21.

Pro Forma Cost of Revenues

The following table presents pro forma cost of revenues for the three months ended March 30, 2007 and March 31, 2006:

	Pro Forma Cost of Revenues (in thousands)
	Three Months Ended March 30, 2007		Three Months Ended March 31, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue
Cost of revenues	$42,574	88.5	$45,050	80.6
Cost of revenues - depreciation & amortization of intangible assets	9,056	18.8	8,264	14.8
Total cost of revenues	$51,630	107.3	$53,314	95.4

On a pro forma basis, cost of revenues decreased by $1.7 million or 3.2% to $51.6 million for the three months ended March 30, 2007, compared to $53.3 million for the corresponding period in 2006. Though pro forma revenues declined 13.9%, the corresponding pro forma cost of revenues as a percentage of revenue actually increased. This increase was primarily attributed to the lower fabrication capacity utilization during the first quarter of 2007. The lower capacity utilization is the direct result of market conditions and reduction in customer demand. Declining wafer fabrication during the last two quarters resulted in a greater allocation of fixed production costs to inventory resulting in increased cost per unit sold and correspondingly, increased cost of revenues. Cost of revenues for the three months ended March 30, 2007 also includes $0.2 million related to the reduction in personnel announced by Jazz during the quarter.

The amortization of acquired technology, trade name and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007. Net depreciation expense also increased by $0.8 million due to additional capital expenditures associated with the expansion of the Newport Beach fabrication capacity in 2006.

Gross Margin

This has been our first quarter of reportable gross margin. Prior to our acquisition of Jazz, we had no gross margin.

Pro Forma Gross Margin

The following table presents pro forma gross margin for the three months ended March 30, 2007 and March 31, 2006:

	Gross Margin (in thousands)
	Three Months Ended March 30, 2007		Three Months Ended March 31, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue

Gross margin	$(3,534)	(7.3)	$2,546	4.6

On a pro forma basis for the three months ended March 30, 2007, there was a negative gross margin of $3.5 million compared to a gross margin of $2.5 million for the corresponding period in 2006. The decrease in gross margin of $6.1 million was directly attributable to reduced revenue levels and increased cost of revenues resulting from lower fabrication capacity utilization.

Operating Expenses

Operating expenses increased to $10.6 million for the three months ended March 30, 2007, compared to $61,000 for the corresponding period in 2006. The expense increase is attributed to the acquisition of Jazz on February 16, 2007.

22.

Research and Development Expenses. Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including the human resources, executive, finance and legal departments. These expenses also include fees for professional services and other administrative expenses.

Pro Forma Operating Expenses

The following table presents pro forma operating expenses for the three months ended March 30, 2007 and March 31, 2006:

	Pro Forma Operating Expenses (in thousands)
	Three Months Ended March 30, 2007		Three Months Ended March 31, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue

Operating expenses:
Research and development	$4,979	10.4	$5,222	9.3
Selling, general and administrative	10,239	21.3	5,429	9.7
Amortization of intangible assets	541	1.1	628	1.1
Total operating expenses	$15,759	32.8	$11,279	20.1

On a pro forma basis, operating expenses increased $4.5 million to $15.8 million for the three months ended March 30, 2007 from $11.3 million for the corresponding period in 2006.

The decrease in research and development expense of $0.2 million was the net result of higher expense related to engineering wafers offset by lower engineering expense related to the PolarFab process qualification. Research and development for the three months ended March 30, 2007 also includes $0.1 million of additional expenses related to the reduction in personnel announced by Jazz during the quarter.

The increase in selling, general and administrative expenses of $4.8 million can primarily be attributed to:

•	$3.0 million in acquisition-related expenses incurred by Jazz during the first quarter of 2007 prior to the acquisition;

•	$1.3 million in additional costs associated with the reduction in personnel and the departure of the former chief executive officer of Jazz announced during the quarter; and

•
$0.5 million of net increase in expenses we incurred in connection with reporting and filing requirements as a publicly-traded company during the first quarter of 2007, off-set by reduced stock compensation expense. Selling, general and administrative expenses for the corresponding quarter in 2006 were $0.1 million.

The decrease of amortization of intangible assets of $0.1 million reflects the change in pre-acquisition amortization expense.

23.

Interest and Other Income

The following table presents interest and other income for the three months ended March 30, 2007 and March 31, 2006:

	Jazz Technologies (in thousands)
	Three Months Ended March 30, 2007		Three Months Ended March 31, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income	$(2,130)	(4.4)	$(218)	0
Interest expense	3,715	7.7	2	0
Interest, net	$1,585	3.3	$(216)	0

Interest income for the three months ended March 30, 2007 mainly represents interest earned on the net proceeds of our initial public offering and the private placement of our convertible senior notes for the period from January 1, 2007 through the date of the acquisition. Interest expense for the three months ended March 30, 2007 mainly represents interest on our convertible senior notes issued in December 2006.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 30, 2007, we had cash and cash equivalents of $32.5 million, investments in marketable securities of $8.0 million and restricted cash of $2.6 million. Additionally, as of March 30, 2007, we had $63.8 million of availability on our line of credit with Wachovia. As of December 31, 2006, we had cash and cash equivalents of $0.6 million and cash held in trust and escrow accounts of $334.5 million.

Net cash used by operating activities was $13.6 million during the first three months of 2007, and primarily resulted from our net loss, net of non-cash operating expenses of $2.4 million and changes in operating assets and liabilities of $11.2 million. Net cash used by operating activities for the corresponding period in 2006 was $0.1 million and reflected the result of net changes in operating assets and liabilities.

Net cash provided by investing activities was $113.6 million for the first three months of 2007 and primarily represented the funds used for the acquisition of Jazz and the purchase of property and equipment, net of proceeds from the sale of short term securities and funds released from the trust and escrow account. On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz for a net purchase price of $236.3 million in cash, net of $26.1 million of cash that was acquired. Net cash used by investing activities for the corresponding period in 2006 was $164.4 million and represented the investment of the proceeds of the Company’s initial public offering into a trust account.

Net cash used by financing activities was $68.1 million for the first three months of 2007 and represents $33.2 million of payments to common stockholders who elected to convert their shares into cash, $25.0 million of funds used to repurchase common stock and warrants during the first quarter 2007, and the payment of $10.0 million in fees associated with the acquisition and debt financings. Net cash provided by financing activities for the corresponding period in 2006 was $165.2 million and primarily represented the proceeds of our initial public offering.

On January 11, 2007, we announced that our Board of Directors authorized a stock and warrant repurchase program under which we may purchase up to $50 million of our common stock and warrants through July 15, 2007. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of March 30, 2007, we had repurchased 2,957,761 shares of our common stock and 11,953,259 of our warrants under this program for an aggregate of $25.1 million.

24.

As of March 30, 2007 and March 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe, based on our current plans and current levels of operations, that our cash from operations, together with cash and cash equivalents, short-term investments and available line of credit, we will have sufficient funds for our operations for at least the next 12 months. Poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we would expect. There can be no assurances that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then current stockholders.

Contractual Obligations

Lease of Facilities

We lease our headquarters and Newport Beach, California fabrication and probing facilities from Conexant Systems, Inc. under non-cancelable operating leases through March 2017. We have the option to extend the terms of each of these leases for two consecutive five-year periods. Our rental payments under these leases consist solely of our pro rata share of the expenses incurred by Conexant in the ownership of these buildings. We have estimated future minimum costs under these leases based on actual costs incurred during 2006 and applicable adjustments for increases in the consumer price index. We are not permitted to sublease space that is subject to these leases without Conexant’s prior approval.

Convertible Senior Notes

On December 19, 2006 and December 21, 2006, we completed private placements of $166.8 million aggregate principal amount of 8% convertible senior notes due 2011 (“convertible senior notes”). The gross proceeds from the convertible senior notes were placed in escrow pending completion of the acquisition of Jazz.

On February 16, 2007, the conditions to release the escrowed proceeds net of debt issuance costs were released to us.

The convertible senior notes bear interest at a rate of 8% per annum payable semi-annually on each June 30 and December 31, beginning on June 30, 2007. We may redeem the convertible senior notes on or after December 31, 2009 at agreed upon redemption prices, plus accrued and unpaid interest. The holders of the convertible senior notes have the option to convert the convertible senior notes into shares of our common stock at an initial conversion rate of 136.426 shares per $1,000 principal amount of convertible senior notes, subject to adjustment in certain circumstances, which is equivalent to an initial conversion price of $7.33 per share.

25.

Wachovia Line of Credit

On February 28, 2007, we entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent, and Jazz and Newport Fab, LLC, as borrowers, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The maturity date of the facility is February 28, 2010, unless earlier terminated. Borrowing availability under the facility as of March 30, 2007 was $60.0 million. As of March 30, 2007, we had zero borrowings outstanding and $1.2 million in letters of credit committed under the facility.

Jazz Acquisition Contingent Payments

As part of the acquisition of Jazz, we acquired a 10% interest in HHNEC (Shanghai Hau Hong NEC Electronics Company, Ltd.). The investment is carried at $19.3 million which is the fair value based upon the application of the purchase method of accounting. As a result of the acquisition of Jazz, we are obligated to pay additional amounts to former stockholders of Jazz if we realize proceeds in excess of $10 million from a liquidity event during the three year period following the completion of the acquisition of Jazz. In that event, we will pay an amount equal to 50% of the proceeds over $10 million.

Royalty Obligations

We have agreed to pay to Conexant Systems, Inc. a percentage of our gross revenues derived from the sale of SiGe products to parties other than Conexant and its spun-off entities through March 2012. Under our technology license agreement with Polar Semiconductor, Inc., or PolarFab, we have also agreed to pay PolarFab certain royalty payments based on a decreasing percentage of revenues from sales of devices manufactured for PolarFab’s former customers.

Operating Leases

We also have commitments consisting of software leases and facility and equipment licensing arrangements.

Future minimum payments under non-cancelable operating leases as of March 30, 2007 are as follows:

	Payment Obligations by Year
	Remainder of 2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Operating leases	$1,975	$2,520	$2,375	$2,300	$14,259	$23,429

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our market risk exposures are related to our cash, cash equivalents and investments in marketable securities. We invest our excess cash in highly liquid short-term investments, municipal securities, commercial paper and corporate bonds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore impact our cash flows and results of operations.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the end of the period covered by this report.

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

26.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information contained in this Form 10-Q, and risk factors set forth in our most recent SEC filings, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

The risk factors included herein include any material changes to and supersede the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have marked with asterisks (**) those risk factors that reflect substantive changes from the risk factors included in our Annual Report Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.

Risks Related to Our Business and Industry

**We currently depend on Jazz Semiconductor’s spin-off customers, Conexant Systems, Inc. and Skyworks Solutions, Inc., for a significant portion of our revenues. A reduction in business from either one of these customers would adversely affect our revenues and could seriously harm our business.

For 2005, 2006 and the first quarter of 2007, Conexant Systems, Inc. and Skyworks Solutions, Inc., an entity that resulted from the spin-off of Conexant’s wireless division and subsequent merger with Alpha Industries, Inc., Jazz Semiconductor’s spin-off customers, together accounted for 60.5%, 38.9% and 37.8% of Jazz Semiconductor’s revenues, respectively (which includes the effect of a charge against revenue from Conexant of $17.5 million during the second quarter of 2006 associated with the termination of the Conexant wafer supply agreement described further below). We expect that we will continue to be dependent upon these spin-off customers for a significant portion of our revenues for the foreseeable future. Jazz Semiconductor entered into wafer supply agreements with Conexant and Skyworks; however, the minimum purchase requirements under those agreements terminated in March 2005. Jazz Semiconductor and Conexant agreed to terminate Conexant’s wafer supply agreement as of June 26, 2006. The initial term of the Skyworks wafer supply agreement expired in March 2007. We expect that as Conexant and Skyworks transition from their current designs to next generation designs, particularly with respect to designs based on standard process technologies, their business with us will decline significantly unless we capture a significant portion of their new designs based on specialty process technologies. At its formation, Jazz Semiconductor licensed back to Conexant certain patent and intellectual property rights to make Conexant products. Conexant may use this license to have its products produced for it by third party manufacturers, rather than us. Jazz Semiconductor’s revenues from each of Conexant and Skyworks declined in 2006 and we expect that they will continue to decline over the long term. Loss or cancellation of business from, significant changes in deliveries to, or decreases in the prices of services sold to, either one of these customers has, in the past, significantly reduced Jazz Semiconductor’s revenues for a reporting period and could, in the future, harm our margins, financial condition and business.

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

27.

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

28.

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

29.

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

**If we are not able to continue transitioning our product mix from standard complementary metal oxide semiconductor process technologies to specialty process technologies, our business and results of operations may be harmed.

Since Jazz Semiconductor’s separation from Conexant, it has focused its research and development and marketing efforts primarily on specialty process technologies and adding new customers. These specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide semiconductor processes and double-diffused metal oxide semiconductor processes. We anticipate that any growth in our business will primarily result from these technologies, particularly from post-spin-off customers. During 2005, 2006 and the first quarter of 2007, Jazz Semiconductor derived 62.3%, 79.2% and 80.0%, respectively, of its revenues from specialty process technologies and 37.7%, 20.8% and 20.0%, respectively, of its revenues from standard complementary metal oxide semiconductor processes (which includes the effect of a charge against revenue from Conexant of $17.5 million during the second quarter of 2006 associated with the termination of the Conexant wafer supply agreement). To be competitive, reduce this historical dependence on standard process technologies and successfully implement our business plan, we will need to increase our percentage of revenues derived from specialty processes technologies. In order to expand and diversify our customer base, we need to identify and attract customers who will use the specialty process technologies we provide. We cannot assure you that demand for our specialty process technologies will increase or that we will be able to attract customers who use them. Some of the large dedicated foundries offer standard process technologies that support 90 nanometer or smaller geometries that may provide customers with performance and integration features that may be comparable to, or exceed, features offered by our specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. If we are not able to increase our percentage of revenues from specialty process technologies, our business and results of operations may be harmed.

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

30.

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

**Jazz Semiconductor has experienced net losses during its limited history operating as an independent company and we may not be able to sustain profitability.

Since the inception of Jazz Semiconductor’s business on March 12, 2002, it has incurred cumulative net losses through March 30, 2007 of approximately $61.6 million. While Jazz Semiconductor achieved net income for some quarters, it predominantly incurred net losses in its reported results of operations and may continue to do so in the future. We cannot assure you that we will be able to sustain profitability on a quarterly or annual basis in the future. If we are not able to sustain profitability, our stock price may decline.

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

The pro forma financial statements contained in our SEC filings, including in the proxy statement relating to stockholder approval of our acquisition of Jazz Semiconductor and our report on Form 8-K filed in connection with the consummation of our acquisition of Jazz Semiconductor, are not an indication of our actual financial condition or results of operations following the merger with Jazz Semiconductor. The pro forma financial statements have been derived from our and Jazz Semiconductor’s historical financial statements and many adjustments and assumptions have been made regarding the combined company after giving effect to the merger. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy. As a result, our actual financial condition and results of operations following the merger may not be consistent with, or evident from, these pro forma financial statements.

31.

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

32.

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

33.

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

34.

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

35.

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

36.

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

**Our recent reduction in workforce may adversely affect the morale and performance of our personnel, our ability to hire new personnel and our operations.

 As a result of a workforce reduction in March 2007, we have incurred and may continue to incur substantial costs relating to severance and other employee-related costs. Our workforce reduction may also subject us to litigation risks and expenses. In addition, our workforce reduction may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek employment with more established companies or with smaller, private companies, and we may have difficulty attracting new personnel that we might wish to hire in the future.

**We depend on key personnel, and we may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand our business.

Our success, including our ability to integrate the business of Jazz Semiconductor, depends to a significant extent upon our key senior executives and research and development, engineering, finance, marketing, sales, manufacturing, support and other personnel. Our employment relationship with each of our executive officers is at-will, and accordingly any of our executive officers could choose to terminate their employment with us at any time. In addition, while certain key employees of Jazz Semiconductor executed employment agreements in connection with the merger, these employment agreements are at-will and these key employees can also terminate their employment with us at any time. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. The unexpected loss of the services of one or more of these executives or other key personnel could adversely affect our ability to integrate our business after the merger. We do not carry key person insurance on any of our executives or other key personnel.

37.

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

As a result of the completion of the merger with Jazz Semiconductor, we have incurred significant costs associated with the merger. These costs have reduced the amount of cash otherwise available for other corporate purposes. We estimate that we have incurred direct transaction costs of approximately $4.5 million associated with the merger, which have been included as a part of the total purchase cost of the merger for accounting purposes. In addition, we incurred direct transaction costs of approximately $6.2 million in connection with the issuance of convertible senior notes used to finance a portion of the merger consideration. Further, we may incur additional material charges reflecting additional costs associated with the merger in fiscal quarters subsequent to the quarter in which the merger was completed. There is no assurance that the significant costs associated with the merger will prove to be justified in light of the benefits ultimately realized.

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

38.

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

**Significant changes in our stockholder composition may jeopardize our ability to use some or all of our net operating loss carryforwards going forward.

At March 30, 2007, Jazz Semiconductor had federal tax net operating loss, or NOL, carryforwards of approximately $104.7 million and state tax net operating loss carryforwards of approximately $89.8 million. The federal tax loss carryforwards will begin to expire in 2022, unless previously utilized. The significant state tax loss carry forwards will begin to expire in 2013, unless previously utilized. At March 30, 2007, Jazz Semiconductor had combined federal and state alternative minimum tax credits of $0.1 million. The alternative minimum tax credits do not expire. Utilization of net operating losses, credit carryforwards and certain deductions may be subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“Section 382 limitations”), and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards and other deferred tax assets may be limited or lost as a result of Section 382 limitations. Our acquisition of Jazz resulted in an ownership change as defined by Section 382. We have not yet determined the amount of any limitations on net operating loss and credit carryforwards. Such limitations could be significant.

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

39.

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

40.

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

41.

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

The semiconductor manufacturing process requires extensive amounts of fresh water and a stable source of electricity. Droughts, pipeline interruptions, power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict our access to these utilities in the areas in which our fabs are located. In particular, our Newport Beach, California fab is located in an area that is susceptible to water and electricity shortages. If there is an insufficient supply of fresh water or electricity to satisfy our requirements, we may need to limit or delay our production, which could adversely affect our business and operating results. Increases in utility costs would also increase our operating expenses. In addition, a power outage, even of very limited duration, could result in a loss of wafers in production and deterioration in our manufacturing yields, and substantial downtime to reset equipment before resuming production.

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

42.

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

**Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

Excluding 666,668 warrants held by Acquicor Management LLC, Dr. Harold L. Clark and Messrs. John P. Kensey and Moshe I. Meidar, who were stockholders prior to our initial public offering, we have outstanding redeemable warrants to purchase an aggregate of 46,213,409 shares of common stock as of March 30, 2007. These warrants will be exercised only if the $5.00 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. In addition, we sold to the underwriters in the initial public offering an option to purchase up to 1,250,000 units at $7.50 per unit, part of which was transferred to Paul Pittman, our Executive Vice President and Chief Financial and Administrative Officer. The exercise of this option, and the exercise of the warrants included in the units issuable upon the exercise of this option, would lead to further dilution and a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

43.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Stock and Warrant Repurchases

	Total Number of Securities Purchased		Average Price Paid per Security		Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Securities that May Yet Be Purchased Under the Program
Period	Shares	Warrants	Shares	Warrants	Shares	Warrants
2/15/07 - 2/28/07 (1)	9,414,854	972,400	$4.65	$0.94	623,000	972,400	$45.8 million
3/01/07 - 3/30/07	2,334,761	10,621,658	$4.75	$0.90	2,334,761	10,621,658	$25.2 million
Total	11,749,615	11,594,058	$4.67	$0.90	2,957,761	11,594,058	$25.2 million

(1)
Includes (a) 1,249,998 shares purchased by Acquicor Management LLC and our outside directors on February 15, 2007 at $5.83 per share, (b) 1,873,738 shares redeemed by us from Acquicor Management LLC and our outside directors on February 16, 2007 at approximately $0.0047 per share and (c) 5,668,118 shares converted into a pro rata portion of our trust account at $5.85 per share in connection with our acquisition on February 16, 2007.

Use of IPO Proceeds

On February 16, 2007, we consummated the acquisition of Jazz Semiconductor. At the closing of the acquisition, $168.1 million of net proceeds from our initial public offering (including accrued interest) held in trust and $167.7 million of net proceeds from the issuance of our convertible senior notes (including accrued interest) held in escrow were both released to us.

The net proceeds from our initial public offering and the issuance of our convertible senior notes were applied as follows:

(in thousands)
IPO proceeds held in trust	$168,057
Convertible senior note proceeds held in escrow	167,693
Total funds available	335,750
Total purchase price, net of cash acquired	(236,303)
Deferred underwriting fees	(3,450)
Debt issuance costs	(6,199)
Conversion of common stock	(33,159)
Redemption of management shares	(9)
Stock and warrant repurchases	(25,121)
Funds applied to working capital and general corporate expenses	$31,429

We acquired Jazz Semiconductor for a net purchase price of approximately $236.3 million. In connection with the acquisition, we also made a payment of $3.5 million of deferred underwriting fees to the underwriters in our initial public offering and total payments of $6.2 million related to debt issuance costs incurred in connection with the issuance of our convertible senior notes. Also, in connection with the acquisition, the holders of 5,668,116 shares of our common stock elected to convert their shares into a pro rata portion of our trust account, or $5.85 per share. We made total payments of $33.2 million to the converting stockholders.

44.

On February 16, 2007, we effected a redemption of 1,873,738 shares of our common stock held by Acquicor Management LLC and our outside directors at a redemption price of $0.0047 per share. Additionally, between February 20, 2007 and March 31, 2007, we repurchased 2,957,761 shares of our common stock and 11,953,259 warrants to purchase our common stock on the open market pursuant to our stock and warrant repurchase program for an aggregate cost of $25.1 million. The remaining net proceeds from our initial public offering and the issuance of our convertible senior notes have been applied to working capital and general corporate expenses. These proceeds may also be applied to fund future acquisitions, though we currently have no commitments to do so.

Limitations on Dividends

On February 28, 2007, we entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent, both of whom are collectively referred to as Wachovia, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The loan agreement with Wachovia limits our ability to declare dividends or to repurchase or redeem our outstanding stock and warrants. We may only declare dividends or repurchase or redeem our outstanding stock and warrants if we meet certain cash and borrowing availability thresholds, and any such dividends, repurchases or redemptions are subject to a cap of $50 million.

We have not paid any dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. It is our board’s current intention to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends, if and when paid, will be within the discretion of our then board of directors and will be contingent upon compliance with the provisions of the amended loan agreement with Wachovia and upon our revenues and earnings, if any, capital requirements and general financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held a Special Meeting of Stockholders on February 15, 2007. The results of the voting were as follows:

1. To approve and adopt the Agreement and Plan of Merger, dated as of September 26, 2006, by and among us, Joy Acquisition Corp., Jazz Semiconductor, Inc. and TC Group, L.L.C., as stockholders’ representative, and to approve the merger contemplated by such agreement.

FOR: 14,073,905  AGAINST: 9,423,016   ABSTAIN: 8,650

SHARES EXERCISING CONVERSION RIGHTS: 5,668,116

2. To approve our name change from “Acquicor Technology Inc.” to “Jazz Technologies, Inc.”

FOR: 21,617,679  AGAINST: 4,863,228   ABSTAIN: 2,678,336

3. To approve the removal of the fifth article from our amended and restated certificate of incorporation.

FOR: 21,302,767  AGAINST: 5,082,876   ABSTAIN: 2,774,400

4. To approve a restriction on the ability of our stockholders to act by written consent.

FOR: 13,871,443  AGAINST: 9,450,468   ABSTAIN: 5,837,332

45.

5. To approve an increase in our authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

FOR: 21,001,907  AGAINST: 5,414,496   ABSTAIN: 2,742,840

6. To approve our 2006 Equity Incentive Plan.

FOR: 20,573,447  AGAINST: 5,720,330   ABSTAIN: 2,865,466

Item 6.  Exhibits.

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

46.

Exhibit No.	Description
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

47.

Exhibit No.	Description
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Denotes a management compensatory plan or arrangement.

48.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACQUICOR TECHNOLOGY INC.

Date: May 14, 2007	By:	/s/ Gilbert F. Amelio
Gilbert F. Amelio
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Paul A. Pittman
Paul A. Pittman
Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

49.

INDEX TO EXHIBITS

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

50.