Form 10-Q
period 2007-06-29
Jazz Technologies, Inc.
filed 2007-08-13
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

or

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

As of August 13, 2007, 23,544,112 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

JAZZ TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 29, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$22,659	$633
Cash and cash equivalents held in trust and escrow accounts	—	334,465
Short-term investments	9,800	—
Receivables, net of allowance for doubtful accounts of $861	33,662	—
Inventories	11,615	—
Purchase price-related receivable (due from escrow)	9,000	—
Deferred tax asset	5,236	—
Prepaid expenses and other current assets	1,896	827
Total current assets	93,868	335,925
Property, plant and equipment, net	140,033	—
Investments	19,300	—
Intangible assets, net	57,837	—
Other assets	6,726	8,180
Total assets	$317,764	$344,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,561	$—
Accrued compensation and benefits	6,253	—
Deferred revenues	5,832	—
Accrued interest	7,078	445
Other current liabilities	16,319	12,136
Total current liabilities	49,043	12,581
Long term liabilities:
Convertible senior notes	166,750	166,750
Deferred tax liability	5,236	—
Accrued pension, retirement medical plan obligations and other long-term liabilities	21,437	—
Total liabilities	242,466	179,331

Common stock, subject to possible conversion, 5,750 shares at conversion value	—	33,512

Stockholders’ equity
Common stock	2	3
Additional paid-in capital	96,371	127,971
Other comprehensive income	3	—
Retained earnings (deficit)	(21,078)	3,288
Total stockholders’ equity	75,298	131,262
Total liabilities and stockholders’ equity	$317,764	$344,105

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net revenues	$52,360	$—	$74,883	$—
Cost of revenues	52,955	—	74,896	—
Gross profit (loss)	(595)	—	(13)	—
Operating expenses:
Research and development	3,734	—	5,724	—
Selling, general and administrative	4,533	137	9,137	198
Amortization of intangible assets	378	—	553	—
Write off of in-process research and development	—	—	3,800	—
Total operating expenses	8,645	137	19,214	198

Loss from operations	(9,240)	(137)	(19,227)	(198)
Interest and other (expense) income, net	(3,294)	1,451	(4,880)	1,667
Net income (loss) before provision for income taxes	(12,534)	1,314	(24,107)	1,469
Provision for income taxes	151	97	259	99
Net income (loss)	$(12,685)	$1,217	$(24,366)	$1,370
Net income (loss) per share (basic and diluted)	$(0.53)	$0.04	$(0.90)	$0.06
Weighted average shares (basic and diluted)	23,869	34,457	27,005	22,330

The amounts included in the three and six months ended June 29, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Other comprehensive	Retained earnings	Total Stockholders’
	Shares	Amount	paid-in capital	income	(deficit)	Equity
Balance at December 31, 2006	34,457	$3	$127,971	$—	$3,288	$131,262
Reversal of common stock subject to possible conversion of 5,750 shares	—	—	33,512	—	—	33,512
Conversion of common stock into cash in connection with acquisition	(5,668)	(1)	(33,158)	—	—	(33,159)
Redemption of founder’s common stock	(1,874)	—	(9)	—	—	(9)
Repurchase of common stock	(2,958)	—	(14,363)	—	—	(14,363)
Repurchase of warrants	—	—	(14,915)	—	—	(14,915)
Repurchase of units	(500)	—	(2,180)	—	—	(2,180)
Repurchase of unit purchase options	—	—	(735)	—	—	(735)
Issuance of restricted stock	87	—	—	—	—	—
Stock compensation expense	—	—	248	—	—	248
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	3	—	3
Net loss	—	—	—	—	(24,366)	(24,366)
Total comprehensive loss						(24,363)
Balance at June 29, 2007	23,544	$2	$96,371	$3	$(21,078)	$75,298

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	June 29, 2007	June 30, 2006

Operating activities:
Net income (loss)	$(24,366)	$1,370
Adjustments to reconcile net income (loss) for the period to net cash provided (used) by operating activities:
Depreciation	11,996	—
Amortization of deferred financing costs	791	—
Provision for doubtful accounts	63	—
Loss on disposal of equipment	2	—
Amortization of purchased intangible assets	2,986	—
Write-off of in-process research and development	3,800	—
Stock compensation expense	248	—
Changes in operating assets and liabilities, net of effects from acquisition of Jazz Semiconductor, Inc.:
Receivables	(7,910)	—
Inventories	7,479	—
Prepaid expenses and other current assets	1,923	(551)
Restricted cash	2,681	—
Deferred tax assets	575	—
Accounts payable	(10,368)	—
Accrued compensation, benefits and deferred revenues	(4,608)	—
Accrued interest on convertible notes	6,633	—
Other current liabilities	(8,131)	92
Deferred tax liability	(575)	—
Other long-term liabilities	3,944	—
Net cash provided (used) by operating activities	(12,837)	911
Investing activities:
Jazz Semiconductor, Inc. purchase price, net of cash acquired	(236,303)	—
Purchases of property and equipment	(2,278)	—
Net proceeds from sale of short-term investments	14,445	—
Release of funds from trust and escrow accounts	334,465	—
Net proceeds from issuance of common stock placed in trust account	—	(165,535)
Net cash provided (used) by investing activities	110,329	(165,535)
Financing activities:
Redemption of founder’s common stock	(9)	—
Net proceeds from issuance of common stock	—	165,249
Repayment of note payable to stockholder	—	(275)
Reimbursement of additional offering expenses	—	225
Conversion of common stock in connection with acquisition	(33,159)	—
Repurchase of common stock	(14,363)	—
Repurchase of warrants	(14,877)	—
Repurchase of units	(2,180)	—
Repurchase of unit purchase options	(735)	—
Payment of debt and acquisition-related liabilities	(10,120)	—
Net cash provided (used) by financing activities	(75,443)	165,199
Effect of foreign currency on cash	(23)	—
Net increase in cash and cash equivalents	22,026	575
Cash and cash equivalents at beginning of period	633	77
Cash and cash equivalents at end of period	$22,659	$652

See accompanying notes.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2007

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

On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor, Inc., a Delaware corporation (“Jazz”), for approximately $262.4 million in cash, and acquired as part of the assets of Jazz approximately $26.1 million in cash.  The accompanying unaudited condensed consolidated financial statements include the results of operations for Jazz following the date of acquisition.  The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes.  Under this method, Jazz was treated as the “acquired” company.  In connection with the acquisition the Company adopted Jazz’s fiscal year.  In July 2007, the Company entered into an agreement with the former Jazz stockholders that reduced the purchase price by $9.0 million to $253.4 million.  The reduction has been reflected in the accompanying financial statements.

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Company,” refers to the business of Jazz Technologies, Inc. and “Jazz” refers only to the business of Jazz Semiconductor, Inc.

Based in Newport Beach, California, the Company is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices.  The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors.  Its customer’s analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Acquisition of Jazz Semiconductor, Inc.

On February 16, 2007, pursuant to the terms of a merger agreement signed on September 26, 2006, the Company acquired all of Jazz’s outstanding capital stock for approximately $262.4 million, funded with existing cash resources as well as proceeds from the convertible senior notes that were issued in the fourth quarter of fiscal 2006.  During July 2007, an agreement was reached with former Jazz stockholders that reduced the purchase price by $9.0 million to $253.4 million.  This reduction has been reflected in the accompanying unaudited condensed consolidated financial statements.

For accounting purposes, the purchase price for the Jazz acquisition was $253.4 million and reconciles to the payments made at closing as follows (in thousands):

Acquisition consideration (net of $9.0 million adjustment in July 2007)	$251,000
Estimated working capital adjustment	4,500
Total acquisition consideration	255,500
Jazz terminated IPO and acquisition transaction costs	(6,591)
Company transaction costs	4,474
Total purchase price	$253,383

Jazz’s transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors incurred in connection with the acquisition and Jazz’s terminated initial public offering.  The Company’s transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors directly related to the acquisition of Jazz.

Payments made by the Company at the time of acquisition included a $4.5 million estimated working capital payment and a deduction for $6.6 million of transaction costs incurred by Jazz in connection with the acquisition and its terminated public offering. There was no change to the purchase price resulting from the final calculation of the closing working capital amount, as defined in the merger agreement, which was calculated based on the final closing balance sheet as of February 16, 2007, however, there was a $9.0 million reduction to the purchase price in July 2007 as part of an agreement with the former Jazz stockholders.

In connection with the acquisition of Jazz, the Company acquired an equity investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”).  Under the merger agreement relating to the acquisition of Jazz, the Company is obligated to pay additional amounts to former stockholders of Jazz if the Company realizes proceeds in excess of $10 million from its investment in HHNEC during the three-year period following the completion of the acquisition of Jazz. In that event, the Company will pay to Jazz’s former stockholders an amount equal to 50% of the amount (if any) of the proceeds received that exceed $10 million.

Adjusted Preliminary Purchase Price Allocation

The total adjusted purchase price of $253.4 million, including the Company’s transaction costs of approximately $4.5 million, and net of the recent reduction of $9.0 million in purchase price, has been allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values as of February 16, 2007, as follows (in thousands):

	February 16, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$26,080
Short-term investments	24,245
Restricted cash	3,154
Receivables	25,815
Inventories	19,094
Deferred tax asset	5,236
Other current assets	2,520
Property, plant and equipment	148,923
Investments	19,300
Other assets	521
Accounts payable	(23,087)
Accrued compensation, benefits and other	(6,299)
Deferred tax liability	(5,236)
Deferred revenues	(10,394)
Other current liabilities	(23,619)
Accrued pension, retirement medical plan obligations and other long-term liabilities	(17,493)
Total net tangible assets acquired and liabilities assumed		$188,760

Fair value of identifiable intangible assets acquired:
Existing technology	1,877
Patents and other core technology rights	10,606
In-process research and development	3,800
Customer relationships	5,069
Customer backlog	2,722
Trade name	4,693
Facilities lease	35,856
Total identifiable intangible assets acquired		64,623
Total purchase price		$253,383

The Company has engaged a third party appraiser to assist it in performing a valuation of all the assets and liabilities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (‘‘SFAS No. 141’’).  The fair values set forth above are based on preliminary valuation estimates of Jazz’s tangible and intangible assets. The final valuations, and any interim updated preliminary valuation estimates, may differ materially from these preliminary valuation estimates and, as a result, the final allocation of the purchase price may result in reclassifications of the allocated amounts that are materially different from the purchase price allocations reflected above.

The Company leases its headquarters and Newport Beach, California fabrication and probing facilities from Conexant Systems, Inc. under non-cancelable operating leases through March 2017.  The Company has the option to extend the terms of each of these leases for two consecutive five-year periods.  The Company’s rental payments under these leases consist solely of its pro rata share of the expenses incurred by Conexant in the ownership of these buildings.  The amount allocated to facilities leases represents the fair value of acquired leases calculated as the difference between market rates for similar facilities in the same geographical area and the rent the Company is estimated to pay over the life of the leases, discounted back over the life of the lease.  The future minimum costs under these leases have been estimated based on actual costs incurred during 2006 and applicable adjustments for increases in the consumer price index.

Pro Forma Results of Operations

The accompanying unaudited condensed consolidated statements of operations only reflect the operating results of Jazz following the date of acquisition and do not reflect the operating results of Jazz prior to the acquisition. The following pro forma unaudited information for the three and six months ended June 29, 2007 and June 30, 2006 assume the acquisition of Jazz occurred on January 1, 2006, (in thousands):

	Three months ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net revenues	$52,360	$43,199	$100,457	$99,059
Net loss	$(12,685)	$(21,835)	$(33,460)	$(32,991)
Pro forma net loss per share – basic and diluted	$(0.53)	$(0.63)	$(1.24)	$(1.48)

The Company derived the pro forma information from (i) the unaudited consolidated financial statements of the Company for the six months ended June 29, 2007 and of Jazz for the period from January 1, 2007 to February 16, 2007 (the date of the Jazz acquisition), and (ii) the unaudited consolidated financial statements of the Company and Jazz for the six months ended June 30, 2006.  The pro forma results are not necessarily indicative of the results that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of the Company or Jazz.  The pro forma information excludes the write-off of in-process research and development, that was expensed in the six months ended June 29, 2007.  The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the $166.8 million principal amount of convertible senior notes issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction of the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007 and the Form 8-K filed with the SEC on February 16, 2007.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 29, 2007 and December 31, 2006, and the consolidated results of its operations and cash flow for the three and six months ended June 29, 2007 and June 30, 2006.

Fiscal Year

Effective with the fiscal year beginning January 1, 2007, the Company adopted a 52- or 53- week fiscal year.  Each of the first three quarters of a fiscal year ends on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ends on the Friday prior to December 31.  As a result, each fiscal quarter consists of 13 weeks during a 52-week fiscal year.  During a 53-week fiscal year, the first three quarters consist of 13 weeks and the fourth quarter consists of 14 weeks.  The Company previously maintained a calendar fiscal year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, purchased intangible asset valuations, and deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s net revenues are generated principally by sales of semiconductor wafers.  The Company derives the remaining balance of its net revenues from the resale of photomasks and other engineering services.  The majority of the Company’s sales occur through the efforts of its direct sales force.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), and SAB No. 104, “Revenue Recognition” (“SAB No. 104”), the Company recognizes product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  These criteria are usually met at the time of product shipment.  However, the Company does not recognize revenues until all customer acceptance requirements have been met, when applicable.  Determination of the criteria set forth in items three and four above is based on management’s judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.  Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

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

The Company provides for sales returns and allowances as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance. Estimates for sales returns and allowances require a considerable amount of judgment on the part of management.

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

Short-term Investments

Short-term investments include auction rate securities issued by U.S. governmental agencies and municipal governments, auction rate preferred securities issued by corporations, and commercial paper that are not considered cash equivalents. All such securities are classified as available-for-sale and are reported at fair market value, which approximates cost, on the condensed consolidated balance sheets.

Inventories

Inventories consist of raw materials, work in process and finished goods and include the costs for freight-in, materials, labor and manufacturing overhead.  Inventories are stated at the lower of cost, calculated on a first-in, first-out basis, or market value. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.  Inventories acquired as a result of the acquisition of Jazz were recorded based on fair value.  Shipping and handling costs are classified as a component of cost of revenues in the condensed consolidated statements of operations.

Inventories, net of reserves, consist of the following (in thousands):

June 29, 2007
Raw material	$343
Work in process	9,182
Finished goods	2,090
$11,615

Property, Plant and Equipment

 Property, plant and equipment assets acquired as a result of the acquisition of Jazz were recorded based on the fair value of such assets; all subsequent purchases are recorded based on cost. Prior to the acquisition of Jazz, the Company had no property, plant or equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 12 years. Leasehold improvements are amortized over the life of the asset or term of the lease, whichever is shorter. Significant renewals and betterments are capitalized and any assets being replaced are written off. Maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheet and the resulting gain or loss is reflected in the condensed consolidated statement of operations.

Property, plant and equipment consist of the following (in thousands):

	Useful life	June 29, 2007
	(In years)
Building improvements	7-12	$43,422
Machinery and equipment	4-6	101,980
Furniture and equipment	3-5	1,808
Computer software	3	1,170
Construction in progress		3,601
		151,981
Accumulated depreciation		(11,948)
		$140,033

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

Intangible Assets

Intangible assets consist of the following at June 29, 2007 (in thousands) (based on the preliminary valuations discussed above):

	Weighted AverageLife (years)	Cost	Accumulated Amortization	Net
Existing technology	7	$1,877	$104	$1,773
Patents and other core technology rights	7	10,606	590	10,016
In-process research and development	—	3,800	3,800	—
Customer relationships	7	5,069	282	4,787
Customer backlog	<1	2,722	1,225	1,497
Trade name	7	4,693	261	4,432
Facilities lease	20	35,856	524	35,332
Total identifiable intangible assets		$64,623	$6,786	$57,837

Based on the preliminary valuations discussed above, the Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
Remainder of 2007	$3,268	$715	$3,983
2008	3,540	1,431	4,971
2009	3,540	1,431	4,971
2010	3,540	1,431	4,971
2011	3,540	1,431	4,971
2012	3,540	1,431	4,971
Thereafter	26,944	2,055	28,999
Total expected future amortization expense	$47,912	$9,925	$57,837

Pension Plans

Prior to the acquisition, Jazz adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB (Financial Accounting Standards Board) Statements No. 87, 88, 106, and 132R)” (“SFAS No. 158”), for the 2006 fiscal year relating to its Retirement Plan for Hourly Employees and Postretirement Health and Life Benefits Plan. With the adoption of SFAS No. 158 in the prior fiscal year, Jazz was required to recognize all previously unrecognized obligations.  These amounts were presented on the Jazz’s balance sheet as Accumulated Other Comprehensive Income (AOCI) under Stockholders’ Equity.  Following the acquisition on February 16, 2007 and the application of SFAS No. 141, these liabilities were stated at their fair value. The pension and other post retirement benefit plans expense for the three and six months ended June 29, 2007 was $0.5 million and $0.8 million, respectively. The amounts for the corresponding periods in 2006 were zero.

Equity Incentive Plan

On October 11, 2006, the Company’s Board of Directors (the “Board”) approved the Company’s 2006 Equity Incentive Plan (the “Plan”).  The Plan was amended by the Board on February 8, 2007 and approved by the Company’s stockholders on February 15, 2007.  The Plan provides for grants of stock awards in the following forms: (i) Incentive Stock Options; (ii) Non-statutory Stock Options; (iii) Restricted Stock Awards; (iv) Restricted Stock Unit Awards; (v) Stock Appreciation Rights; (vi) Performance Stock Awards; (vii) Performance Cash Awards; and (viii) Other Stock Awards.

Stock Option Awards

During the quarter ended June 29, 2007, the Company awarded non-statutory stock options to purchase 2,531,515 shares of common stock that vest over a three-year period from the date of grant.  The first third of the stock option grants vests after the first year and the remaining two-thirds vest ratably over the next eight quarters. The exercise prices of the options awarded range from $3.10 - $3.28 per share.  The Company recorded $83,820 of compensation expense in the three months ended June 29, 2007 relating to the issuance of non-qualified stock options to employees and non-employee members of the Board.

Effective January 1, 2007, the Company adopted SFAS No. 123 (revised 2004),  “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments to employees, including grants of employee stock options, and restricted stock awards, to be recognized in the financial statements based upon their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations and amends SFAS No. 95,  “Statement of Cash Flows.”  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued SAB No. 107,  “Share-Based Payment” (“SAB No. 107”), which provides guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS No. 123R and SAB No. 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements, and limited transferability.

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the quarter ended June 29, 2007 are as follows:

Expected life in years	6.00
Expected price volatility	34.7%
Risk-free interest rate	4.9%
Dividend yield	0.0%

Restricted Stock

In May 2007, the Company granted restricted stock awards that vest on February 16, 2008 covering 86,655 shares of the Company’s common stock.  On the date of grant of a restricted stock award, the recipient of the award is granted shares of the Company’s common stock that are restricted as to transfer and are subject to a right of forfeiture in favor of the Company.  Upon vesting, the right of forfeiture lapses and the shares become transferable.  The Company recorded an expense of $163,877 related to the restricted stock awards.

Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Net income (loss) per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents).

Since the Company reported a net loss for the three and six months ended June 29, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same.

3.              LOAN & SECURITY AGREEMENT

On February 28, 2007, the Company entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz and Newport Fab, LLC, as borrowers, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. Up to $5 million of the facility will be available for the issuance of letters of credit. The maturity date of the facility is February 28, 2010, unless earlier terminated. Loans under the facility will bear interest at a floating rate equal to, at borrowers’ option, either the lender’s prime rate plus 0.75% or the adjusted Eurodollar rate (as defined in the loan agreement) plus 2.75% per annum.  The facility is secured by all of the assets of the Company and the borrowers.

The loan agreement contains customary affirmative and negative covenants and other restrictions. If the sum of excess availability plus qualified cash is at any time during any fiscal quarter less than $10.0 million, the borrowers will be subject to a minimum consolidated EBITDA financial covenant, such that the Company and its subsidiaries (other than any excluded subsidiaries) shall be required to earn, on a consolidated basis, consolidated EBITDA (as defined in the loan agreement) of not less than the applicable amounts set forth in the loan agreement.

In addition, the loan agreement contains customary events of default including the following: nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default; bankruptcy; material judgments; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control. If any event of default occurs, Wachovia may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the loan agreement would result in an increase in the interest rate on any amounts outstanding.

Borrowing availability under the facility as of June 29, 2007, was $58.1 million.  As of June 29, 2007, the Company had zero borrowings outstanding and $1.3 million of the facility supporting outstanding letters of credits.

4.              INCOME TAXES

The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company’s expected realization of these assets depends on its ability to generate sufficient future taxable income.  The Company’s ability to generate enough taxable income to utilize its deferred tax assets depends on many factors, among which is the Company’s ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of the Company’s tax planning strategies and reversing deferred tax liabilities.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN No. 48”).  FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN No. 48 on January 1, 2007.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

On the date of the acquisition, Jazz had unrecognized tax benefits of $0.4 million that, if recognized, would reduce the balance of non-current intangible assets.  As of June 29, 2007, the Company has accrued $23,000 of interest and penalties on unrecognized tax benefits. The Company does not expect any significant decreases to its unrecognized tax benefits within the next 12 months.  However, the reserve may increase pending the completion of the Section 382 analysis, described below.

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

The Company is not currently under Internal Revenue Service (“IRS”) tax examination. During the first quarter of 2007, the Texas tax authorities completed an examination of the 2002 – 2005 Jazz tax returns.  The adjustments were insignificant and will not have a material impact on the Company’s position or results of operations.  The Company is not currently under examination by any other state, local or foreign jurisdictions.

On the date of the acquisition, Jazz had federal and state net operating loss (“NOL”) carryforwards of approximately $104.7 million and $89.8 million, respectively.  The federal and state tax net operating loss carryforwards represent a significant component of the Company’s deferred tax assets.  Due to uncertainties surrounding the Company’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future.  The acquisition resulted in an ownership change as defined by Section 382.  Until the Company has determined the amount of any such limitation, no amounts are being presented as an uncertain tax position in accordance with FIN No. 48.  The Company believes that the amount subject to limitation could be significant.

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

6.              STOCKHOLDERS’ EQUITY

Unit Purchase Options

In connection with the Company’s initial public offering, the Company issued to the underwriters in the initial public offering 1,250,000 unit purchase options.  Each unit purchase option grants the holder of the option, the right to purchase one unit at $7.50 per unit, with each unit consisting of one share of the Company’s common stock and two redeemable common stock warrants, each warrant to purchase one share of the Company’s common stock at $6.65 per share.  The unit purchase options and the underlying option expire on March 15, 2011.

As of June 29, 2007, the Company entered into an agreement with certain of the underwriters in the Company’s initial public offering to repurchase 437,500 unit purchase options that were awarded in connection with the initial public offering for a purchase price of $735,000.

Units and Warrants

Each unit issued in the Company’s March 2006 initial public offering and the private placement to the Company’s initial stockholders prior to the initial public offering included one share of common stock, $0.0001 par value, and two redeemable common stock purchase warrants.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires on March 15, 2011.

As of June 29, 2007, the Company had repurchased 18,384,448 warrants (including warrants repurchased as part of the Company’s units).  The number of outstanding warrants at June 29, 2007 was 39,782,220.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting rights and other rights and preferences as may be determined from time to time by the Board.

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

As of June 29, 2007, the Company had repurchased 3,457,761 shares of common stock (including shares repurchased as part of the Company’s units).  As of June 29, 2007, 23,544,112 shares of common stock were outstanding.

Stock Repurchase Plan

On January 11, 2007, the Company announced that the Board had authorized a stock and warrant repurchase program, under which the Company may repurchase up to $50 million of its common stock and warrants through July 15, 2007.  On July 18, 2007, the Company announced that the stock and warrant repurchase program has been extended through October 15, 2007.  Purchases under the stock and warrant repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.  The program may be discontinued at any time.  As of June 29, 2007, the Company had repurchased securities with an aggregate value of $32.2 million under this program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.  See “Risk Factors” under Part II, Item 1A below regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Report Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  Such statements may include but are not limited to statements concerning the following:

•                  anticipated trends in revenues;

•                  growth opportunities in domestic and international markets;

•                  new and enhanced channels of distribution;

•                  customer acceptance and satisfaction with our products;

•                  expected trends in operating and other expenses;

•                  purchase of raw materials at levels to meet forecasted demand;

•                  anticipated cash and intentions regarding usage of cash;

•                  changes in effective tax rates; and

•                  anticipated product enhancements or releases.

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described herein under Part II, Item 1A “Risk Factors,” that could cause actual results to differ materially from those anticipated as of the date of this report.  We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

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

On February 16, 2007, we completed the acquisition of all the outstanding shares of capital stock of Jazz for $262.4 million in cash.  During July 2007, an agreement was reached with former Jazz stockholders that reduced the purchase price by $9.0 million to $253.4 million.  This reduction has been reflected in the accompanying unaudited condensed consolidated financial statements.  The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company for financial reporting purposes. As a result, the accompanying unaudited condensed consolidated financial statements include the results of operations for Jazz from February 17, 2007 to June 29, 2007.

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

The accompanying unaudited condensed consolidated statements of operations reflect the operating results of the acquired Jazz business since February 17, 2007.  However, in the results of operations section below we have also presented pro forma unaudited revenues, cost of revenues, gross margins and operating expenses assuming the acquisition of Jazz Semiconductor had occurred on January 1, 2006.  We present the pro forma information in order to provide a more meaningful comparison of our operating results with prior periods.

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

Revenue Recognition

We recognize product revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A, SAB No. 101B and SAB No. 104.  SAB No. 101 requires four basic criteria to be met before revenues can be recognized:

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

Accounts Receivable

We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience, industry norms and specific customer collection issues that we have identified.  While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past.  Our accounts receivable are concentrated among a relatively small number of customers.  Should there be a significant change in the liquidity or financial position of any one customer, resulting in an impairment of its ability to make payments, we may be required to increase the allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Inventories

We initiate production of a majority of our wafers after we have received an order from a customer.  Generally we do not carry a significant inventory of finished goods except in response to specific customer requests or if we determine it appropriate to produce wafers in excess of orders because we forecast future demand in excess of capacity.  We seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand.  Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is net of any reductions we have recorded to reflect the difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Inventory is not written up if estimates of market value subsequently improve. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reasonable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

Intangible Assets and Other Long-lived Assets

Intangible assets and other long-lived assets, including investments, are recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net intangible and other long-lived assets acquired. The amounts and useful lives assigned to intangible assets acquired, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) any significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation, that includes the discounted cash flow method, as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

In connection with the acquisition of Jazz, we determined the estimated fair value of certain assets and liabilities with the assistance of third party valuation specialists.  We engaged a third party appraiser to assist us in the valuation of all the assets and liabilities in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”).

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

If and when an impairment evaluation of a long-lived asset is performed, estimated future undiscounted net cash flows expected to be generated by the asset over its remaining estimated useful life is determined. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the asset over the remaining estimated useful life, we record an impairment loss in the amount by which the carrying value of the asset exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. Major factors that influence our cash flow analysis are our estimates for future revenues and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations.

Accounting for Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”).   We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained.  We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

We account for income taxes under the provisions of FASB Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). SFAS No. 109 requires that we recognize in our consolidated financial statements:

•                  deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or our tax returns; and

•                  the amount of taxes payable or refundable for the current year.

The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. It is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, in the future. Accordingly, a difference between the tax basis of an asset or a liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered.

To determine the amount of taxes payable or refundable for the current year, we are required to estimate our income taxes. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations

Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various tax authorities. We are not currently under examination.

Pension Plans

We maintain a defined benefit pension plan for our employees covered by a collective bargaining agreement. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and cash funding requirements of our retirement plans.

As previously discussed, the Jazz acquisition was accounted for under the purchase method of accounting.   For the Jazz Retirement Plan for Hourly Employees and Postretirement Health and Life Benefits Plan, the purchase method of accounting rules require the recognition of all previously unrecognized obligations as of the February 16, 2007 closing date.  With Jazz’s adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB (Financial Accounting Standards Board) Statements No. 87, 88, 106, and 132R)” (“SFAS No. 158”), in the prior fiscal year, these amounts were included on Jazz’s balance sheet within Accumulated Other Comprehensive Income (AOCI) as a reconciling item to the historically accumulated accrued expense.  Subsequent to the acquisition, each plan’s funded status, i.e. obligations less assets, is still reflected on our balance sheet but, there is no longer any AOCI.

RESULTS OF OPERATIONS

For the three months ended June 29, 2007, we had a net loss of $12.7 million compared to a net profit of $1.2 million for the corresponding period in 2006.  Because we had no significant operations, the results for the three months ended June 29, 2007 reflect the results of operations for Jazz only.  Our primary source of income prior to the consummation of our initial business combination with Jazz was interest earned on the funds held in our trust account.

For the six months ended June 29, 2007, we had a net loss of $24.4 million compared to net income of $1.4 million for the corresponding period in 2006. The results for the six months ended June 29, 2007 include the results of operations for Jazz only from February 17, 2007 through June 29, 2007. Our primary source of income prior to the consummation of our initial business combination with Jazz was interest earned on the funds held in a trust account.

Pro Forma Financial Information

The acquisition of Jazz is our first business combination and accordingly, we do not think a comparison of the results of operations and cash flows for the three and six months ended June 29, 2007 versus June 30, 2006 is very beneficial to our investors.  In order to assist investors in better understanding the changes in our business between the three and six months ended June 29, 2007 and June 30, 2006, we are presenting in the discussion below pro forma results for us and Jazz for the three and six months ended June 29, 2007 and June 30, 2006 as if the acquisition of Jazz occurred on January 1, 2006. We derived the pro forma results from (i) the unaudited condensed consolidated financial statements of Jazz for the period from January 1, 2007 to February 16, 2007 (the date of the Jazz acquisition) and the three and six months ended June 30, 2006, and (ii) our unaudited condensed consolidated financial statements for the three and six months ended June 29, 2007 and June 30, 2006.

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or Jazz.  The pro forma results exclude the write-off of in-process research and development, that was expensed in the six months ended June 29, 2007.  The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the $166.8 million principal amount of 8% convertible senior notes due 2011 issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting.

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. We have engaged a third party appraiser to assist us in performing a valuation of all the assets and liabilities in accordance with SFAS No. 141. The depreciation and amortization expense adjustments reflected in the pro forma results of operations are based on preliminary valuation estimates of Jazz’s tangible and intangible assets described in Note 1 to our unaudited condensed consolidated financial statements. The final valuations, and any interim updated preliminary valuation estimates, may differ materially from these preliminary valuation estimates, and as a result, the final allocation of the purchase price may result in reclassifications of the allocated amounts that are materially different from the purchase price allocations reflected below. Any material change in the valuation estimates and related allocation of the purchase price could materially impact our depreciation and amortization expenses and our actual and pro forma results of operations.

	Three months ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net revenues	$52,360	$43,199	$100,457	$99,059
Cost of revenues	52,955	50,870	104,585	104,184
Gross profit (loss)	(595)	(7,671)	(4,128)	(5,125)
Operating expenses:
Research and development	3,734	5,455	8,713	10,677
Selling, general and administrative	4,533	5,356	14,772	10,785
Amortization of intangible assets	378	132	919	760
Total operating expenses	8,645	10,943	24,404	22,222
Loss from operations	(9,240)	(18,614)	(28,532)	(27,347)
Net interest expense	3,315	1,915	4,685	5,180
Other expenses	130	1,306	243	464
Net loss	$(12,685)	$(21,835)	$(33,460)	$(32,991)
Pro forma net loss per share – basic and diluted	$(0.53)	$(0.63)	$(1.24)	$(1.48)

Comparison of Three Months Ended June 29, 2007 and June 30, 2006

Revenues

Our revenues are generated principally from the sale of semiconductor wafers and in part from the sale of photomasks and other engineering services. Net revenues are net of provisions for returns and allowances.  Revenues are categorized by technology group into specialty process revenues and standard process revenues. Specialty process revenues include revenues from wafers manufactured using our specialty process technologies—advanced analog CMOS, radio frequency CMOS or RF CMOS, high voltage CMOS, bipolar CMOS or BiCMOS, SiGe BiCMOS, and bipolar CMOS double-diffused metal oxide semiconductor or BCD, processes. Standard process revenues are revenues derived from wafers employing digital CMOS and standard analog process technologies.

Prior to our acquisition of Jazz, we had no revenues.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the three months ended June 29, 2007 and June 30, 2006:

	Pro Forma Net Revenues (in thousands, except percentages)
	Three Months Ended June 29, 2007		Three Months Ended June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Specialty Process Revenues	$40,493	77.3	$43,427	100.5	$(2,934)	(6.8)
Standard Process Revenues	11,867	22.7	(228)	(0.5)	12,095	—
Net Revenues	$52,360	100.0	$43,199	100.0	$9,161	21.2

On a pro forma basis, we posted an increase in net revenues of $9.2 million or 21.2% from $43.2 million for the three months ended June 30, 2006, which includes a charge against revenues of $17.5 million in connection with the termination of the Conexant wafer supply agreement, to $52.4 million for the corresponding period in 2007.  This increase is the net result of a marginal decrease in specialty process revenues of $2.9 million or 6.8% from $43.4 million for the three months ended June 30, 2006 to $40.5 million for the corresponding period in 2007 and an increase in standard process revenues of $12.1 million from $(0.2) million for the three months ended June 30, 2006, to $11.9 million for the corresponding period in 2007.  The standard process revenues for the three months ended June 30, 2006 include a charge against revenues of $17.5 million in connection with the termination of the Conexant wafer supply agreement.  Excluding this charge, standard process revenues for the three months ended June 30, 2006 were $17.3 million compared to $11.9 million for the corresponding quarter in 2007, a decline of $5.4 million or 31.2%.

The decline in pro forma standard process revenues can be attributed to the semiconductor industry cycle in general and specifically to reduced business from a single customer, whose purchases of Jazz products have predominantly been standard process wafers. We believe the decline in revenues from Jazz’s standard process technologies over the past several quarters is attributable to our customers’ transitioning new standard process designs to foundries that focus on high volume and commodity oriented technologies and pricing.  We believe we will see standard process revenues stabilize or grow moderately quarter over quarter as the market strengthens.

The change in pro forma revenues mix of 77% specialty process revenues and 23% standard process revenues for the three months ended June 29, 2007 compared to 72% and 28%, respectively, for the corresponding period in 2006, not including the effect of the $17.5 million charge against revenues in connection with the termination of the Conexant wafer supply agreement, was mainly the result of a drop in standard process revenues primarily attributable to a single customer. While we intend to continue to offer full service solutions to our customer base, we believe our competitive advantage is to focus on specialty process revenues.

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

Prior to our acquisition of Jazz, we had no cost of revenues.

Pro Forma Cost of Revenues

The following table presents pro forma cost of revenues for the three months ended June 29, 2007 and June 30, 2006:

	Pro Forma Cost of Revenues (in thousands, except percentages)
	Three Months Ended June 29, 2007		Three Months Ended June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Cost of revenues (not including depreciation & amortization of intangible assets)	$43,321	82.7	$41,567	96.2	$1,754	4.2
Cost of revenues – depreciation & amortization of intangible assets	9,634	18.4	9,303	21.5	331	3.6
Total cost of revenues	$52,955	101.1	$50,870	117.8	$2,085	4.1

On a pro forma basis, cost of revenues increased by $2.1 million or 4.1% to $53.0 million for the three months ended June 29, 2007, compared to $50.9 million for the corresponding period in 2006. Though pro forma revenues increased 21.2%, the corresponding pro forma cost of revenues as a percentage of revenues actually decreased.  This decrease was primarily attributed to the $17.5 million charge against revenues and a $1.2 million credit to cost of revenues in the second quarter of 2006 related to the termination of the Conexant wafer supply agreement.  Discounting the effect of the net charge of $16.3 million associated with the termination of the Conexant wafer supply agreement, cost of revenues as a percentage of revenues increased to 101.1% for the three months ended June 29, 2007 compared to 85.7% for the corresponding period in 2006.  The increase in cost of revenues is in large part due to lower fabrication capacity utilization during the second quarter of 2007. The lower capacity utilization is the direct result of market conditions and a reduction in customer demand. Declining wafer volume fabrication during the last two quarters resulted in a greater allocation of fixed production costs to inventory resulting in increased cost per unit sold and correspondingly, increased cost of revenues.

The amortization of acquired technology, trade name and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007.

Gross Profit (Loss)

Prior to our acquisition of Jazz, we had no gross profit.

Pro Forma Gross Profit (Loss)

The following table presents pro forma gross profit (loss) for the three months ended June 29, 2007 and June 30, 2006:

Pro Forma Gross Profit (Loss) (in thousands, except percentages)
	Three Months Ended		Three Months Ended
	June 29, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Gross profit (loss)	$(595)	(1.1)	$(7,671)	(17.8)	$7,076	92.2

On a pro forma basis for the three months ended June 29, 2007, we incurred a gross loss of $0.6 million compared to a gross loss of $7.7 million for the corresponding period in 2006.  The increase in gross profit of $7.1 million is primarily attributed to the $17.5 million charge against revenues and a $1.2 million credit to cost of revenues in the second quarter of 2006 related to the termination of the Conexant wafer supply agreement.  Discounting the effect of the net charge of $16.3 million associated with the termination of the Conexant wafer supply agreement, gross profit as a percent of revenues decreased to negative 1.1% for the three months ended June 29, 2007 compared to positive 14.2% for the corresponding period in 2006.  The decrease is primarily attributable to lower revenues and higher cost of revenues associated with lower capacity utilization during the three months ended June 29, 2007.

Operating Expenses

Operating expenses increased to $8.6 million for the three months ended June 29, 2007, compared to $0.1 million for the corresponding period in 2006.  The expense increase is attributed to the acquisition of Jazz on February 16, 2007.

Pro forma Operating Expenses

The following table presents pro forma operating expenses for the three months ended June 29, 2007 and June 30, 2006:

	Pro Forma Operating Expense (in thousands, except percentages)
	Three Months Ended		Three Months Ended
	June 29, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Research and development	$3,734	7.1	$5,455	12.6	$(1,721)	(31.5)
Selling, general and administrative	4,533	8.7	5,356	12.4	(823)	(15.4)
Amortization of intangible assets	378	0.7	132	0.3	246	186.4
Total operating expenses	$8,645	16.5	$10,943	25.3	$(2,298)	(21.0)

On a pro forma basis, operating expenses decreased by $2.3 million to $8.6 million for the three months ended June 29, 2007, compared to $10.9 million for the corresponding period in 2006.  The expense decrease is mainly attributed to lower research and development expenses for the three months ended June 29, 2007.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes.  Pro forma research and development expenses decreased by $1.7 million to $3.7 million for the three months ended June 29, 2007, compared to $5.5 million for the corresponding period in 2006.  The decrease in expenses of $1.7 million is mainly attributed to:

•                  $0.7 million of lower engineering expenses related to the PolarFab process qualification in 2006;

•                  $0.2 million decrease in labor and benefits costs realized from the reduction in work force implemented in the first quarter of 2007 and lower bonus expense;

•                  $0.5 million lower spending on software licensing, outside services and engineering masks;

•                  $0.5 million lower depreciation expense; offset by,

•                  $0.2 million increase associated with the cancellation of the stock appreciation rights in the second quarter of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including the human resources, executive, finance and legal departments. These expenses also include fees for professional services, legal services and other administrative expenses associated with being a publicly traded company. Pro forma selling, general and administrative expenses decreased by $0.8 million to $4.5 million for the three months ended June 29, 2007, compared to $5.4 million for the corresponding period in 2006.  The decrease in expenses of $0.8 million is mainly attributed to:

•                  $0.7 million decrease in labor and benefits costs realized from the reduction in work force implemented in the first quarter of 2007 and lower bonus expenses;

•                  $0.5 million reduction in bad debt cost;

•                  $0.3 million in lower professional, legal and other miscellaneous costs; offset by

•                  $0.7 million increase in expenses associated with stock compensation expense and the cancellation of the stock appreciation rights.

The increase of amortization of intangible assets of $0.2 million reflects the change in pre-acquisition amortization expenses.

Interest and Other Income (Expense), Net

The following table presents interest and other income for the three months ended June 29, 2007 and June 30, 2006:

	Interest and Other Income (Expense), Net (in thousands, except percentages)
	Three Months Ended		Three Months Ended
	June 29, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Interest and other income	$489	0.9	$1,451	—	$(962)	(66.3)
Interest expense	(3,783)	7.2	—	—	3,783	—
Interest and other income (expense), net	$(3,294)	6.3	$1,451	—	$(4,745)	(327.0)

Interest and other income for the three months ended June 30, 2006 mainly represents interest earned on the net proceeds of our initial public offering held in trust until the consummation of our initial acquisition in February 2007. Interest expense for the three months ended June 29, 2007 mainly represents interest on our convertible senior notes issued in December 2006.

Comparison of Six Months Ended June 29, 2007 and June 30, 2006

Revenues

Prior to our acquisition of Jazz, we had no revenues.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the six months ended June 29, 2007 and June 30, 2006:

	Pro Forma Net Revenues (in thousands, except percentages)
	Six Months Ended		Six Months Ended
	June 29, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Specialty process revenues	$78,952	78.6	$79,728	80.5	$(776)	(1.0)
Standard process revenues	21,505	21.4	19,331	19.5	2,174	11.2
Net revenues	$100,457	100.0	$99,059	100.0	$1,398	1.4

On a pro forma basis, we posted an increase in net revenues of $1.4 million or 1.4% from $99.1 million for the six months ended June 30, 2006, which includes a charge against revenues of $17.5 million in connection with the termination of the Conexant wafer supply agreement, to $100.5 million for the corresponding period in 2007. This increase is the net result of a marginal decrease in specialty process revenues of $0.8 million or 1.0% from $79.7 million for the six months ended June 30, 2006 to $79.0 million for the corresponding period in 2007 and an increase in standard process revenues of $2.2 million from $19.3 million for the six months ended June 30, 2006, to $21.5 million for the corresponding period in 2007.  The standard process revenues for the six months ended June 30, 2006 include a charge against revenues of $17.5 million in connection with the termination of the Conexant wafer supply agreement.  Excluding this charge, standard process revenues for the six months ended June 30, 2006 were $36.8 million compared to $21.5 million for the corresponding period in 2007, a decline of $15.3 million or 41.6%.

The declining trend in pro forma standard process revenues year over year can similarly be attributed to the semiconductor industry cycle in general and specifically to reduced business from a single customer, whose purchases of Jazz products have predominantly been standard process wafers. Given the relative economics of the industry and excess inventory levels at this customer, our standard process revenues were disproportionately impacted during the first half of this year. While revenues from Jazz’s standard process technologies have declined over the past several quarters as our customers transition new standard process designs to foundries that focus on high volume, commodity oriented technologies and pricing, we expect to see standard process revenues stabilize or grow moderately as the market strengthens and the semiconductor industry comes out of its cyclical correction.

The change in pro forma revenues mix of 79% specialty process revenues and 21% standard process revenues for the six months ended June 29, 2007 compared to 68% and 32%, respectively, for the corresponding period in 2006, not including the effect of the $17.5 million charge against revenues in connection with the termination of the Conexant wafer supply agreement, was mainly the result of a drop in standard process revenues which was primarily attributable to a single customer. While we intend to continue to offer full service solutions to our customer base, we believe our competitive advantage is to focus on specialty process revenues.

Cost of Revenues

Prior to our acquisition of Jazz, we had no cost of revenues.

Pro Forma Cost of Revenues

The following table presents pro forma cost of revenues for the six months ended June 29, 2007 and June 30, 2006:

	Pro Forma Cost of Revenues (in thousands, except percentages)
	Six Months Ended		Six Months Ended
	June 29, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Cost of revenues (not including depreciation a& amortization of intangible assets)	$85,894	85.5	$86,618	87.5	$(724)	(0.8)
Cost of revenues – depreciation & amortization of intangible assets	18,691	18.6	17,566	17.7	1,125	6.4
Net cost of revenues	$104,585	104.1	$104,184	105.2	$401	0.4

On a pro forma basis, cost of revenues increased by $0.4 million or 0.4% to $104.6 million for the six months ended June 29, 2007, compared to $104.2 million for the corresponding period in 2006. As a percentage of revenues, pro forma cost of revenues for the six months ended June 29, 2007 marginally declined compared to the corresponding period last year.  This decrease was primarily attributed to the $17.5 million charge against revenues and a $1.2 million credit to cost of revenues in the second quarter of 2006 related to the termination of the Conexant wafer supply agreement.  Discounting the effect of the net charge of $16.3 million associated with the termination of the Conexant wafer supply agreement, cost of revenues as a percent of revenues increased to 104.1% for the six months ended June 29, 2007 compared to 90.4% for the corresponding period in 2006.  The increase in cost of revenues is mainly due to lower fabrication capacity utilization during the first half of 2007. The lower capacity utilization is the direct result of market conditions and reduction in customer demand. Declining wafer volume fabrication during the last three quarters resulted in a greater allocation of fixed production costs to inventory resulting in increased cost per unit sold and correspondingly, increased cost of revenues.

The amortization of acquired technology, trade name and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007.  Net depreciation expense also increased by $1.1 million due to additional capital expenditures associated with the expansion of the Newport Beach fabrication capacity in 2006.

Gross Profit (Loss)

Prior to our acquisition of Jazz, we had no gross profit.

Pro Forma Gross Profit (Loss)

The following table presents pro forma gross profit (loss) for the six months ended June 29, 2007 and June 30, 2006:

Pro Forma Gross Profit (Loss) (in thousands, except percentages)
	Six Months Ended		Six Months Ended
	June 29, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Gross profit (loss)	$(4,128)	(4.1)	$(5,125)	(5.2)	$997	19.5

On a pro forma basis for the six months ended June 29, 2007, we incurred a gross loss of $4.1 million compared to a gross loss of $5.1 million for the corresponding period in 2006.  The increase in gross profit of $1.0 million is primarily attributed to the $17.5 million charge against revenues and a $1.2 million credit to cost of revenues in the second quarter of 2006 related to the termination of the Conexant wafer supply agreement.  Discounting the effect of the net charge of $16.3 million associated with the termination of the Conexant wafer supply agreement, gross profit as a percent of revenues decreased to negative 4.1% for the six months ended June 29, 2007 compared to positive 9.6% for the corresponding period in 2006.  The decrease is primarily attributable to lower revenues and higher cost of revenues associated with lower capacity utilization during the six months ended June 29, 2007.

Operating Expenses

Operating expenses increased to $19.2 million for the six months ended June 29, 2007, compared to $0.2 million for the corresponding period in 2006.  The increase in expenses is attributed to the acquisition of Jazz on February 16, 2007.

Pro forma Operating Expenses

The following table presents pro forma operating expenses for the six months ended June 29, 2007 and June 30, 2006:

	Pro Forma Gross Profit (Loss) (in thousands, except percentages)
	Six Months Ended		Six Months Ended
	June 29, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Research and development	$8,713	8.7	$10,677	10.7	$(1,964)	(18.4)
Selling, general & administrative	14,772	14.7	10,785	10.9	3,987	37.0
Amortization of intangible assets	919	0.9	760	0.8	159	20.9
Total operating expenses	$24,404	24.3	$22,222	22.4	$2,182	9.8

On a pro forma basis, operating expenses increased by $2.2 million to $24.4 million for the six months ended June 29, 2007, compared to $22.2 million for the corresponding period in 2006.  The increase was mainly attributed to increased selling, general and administrative expenses offset by lower research and development expenses.

Research and Development Expenses.  Pro forma research and development expenses decreased by $2.0 million to $8.7 million for the six months ended June 29, 2007, compared to $10.7 million for the corresponding period in 2006.  The decrease in expenses of $2.0 million is mainly attributed to:

•                  $1.1 million of lower engineering expense related to the PolarFab process qualification in 2006;

•                  $0.6 million lower spending on software licensing and other miscellaneous outside services;

•                  $0.9 million lower depreciation expenses; and

•                  $0.3 million lower spending on engineering masks; offset by

•                  $0.5 million increase in other research and development expenditures as lower costs were allocated to cost of revenues associated with billable engineering services during the six months ended June 30, 2007 compared to the corresponding period in 2006; and

•                  $0.4 million increase in costs of wafers used in research and development.

Selling, General and Administrative Expenses.  Pro forma selling, general and administrative expenses increased by $4.0 million to $14.8 million for the six months ended June 29, 2007, compared to $10.8 million for the corresponding period in 2006.  The expense increase of $4.0 million is mainly attributed to

•                  $3.0 million increase in acquisition-related expenses incurred by Jazz prior to the acquisition; and

•                  $1.3 million increase in additional expenses associated with the reduction in personnel and the departure of former chief executive office of Jazz announced earlier this year; offset by

•                  $0.3 million reduction in bad debt expense.

The increase of amortization of intangible assets of $0.2 million reflects the change in pre-acquisition amortization expense.

Interest and Other Income (Expense), Net

The following table presents interest and other income for the six months ended June 29, 2007 and June 30, 2006:

	Interest and Other Income (Expense), Net (in thousands, except percentages)
	Six Months Ended		Six Months Ended
	June 29, 2007		June 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Interest and other income	$2,618	3.5	$1,669	—	$949	56.9
Interest expense	(7,498)	(10.0)	(2)	—	7,496	—
Interest and other income (expense), net	$(4,880)	(6.5)	$1,667	—	$(6,547)	(392.7)

Interest and other income for the six months ended June 29, 2007 mainly represents interest earned on the net proceeds of our initial public offering and the private placement of our convertible senior notes for the period from January 1, 2007 through the date of the acquisition. Interest expense for the six months ended June 29, 2007 mainly represents interest on our convertible senior notes issued in December 2006. Interest and other income for the six months ended June 30, 2006 mainly represents interest earned on the net proceeds of our initial public offering held in trust until the consummation of our initial acquisition in February 2007.

Changes in Financial Condition

Liquidity and Capital Resources

As of June 29, 2007, we had cash and cash equivalents of $22.7 million and short-term investments in marketable securities of $9.8 million.  Additionally, as of June 29, 2007, we had $58.1 million of availability on our line of credit with Wachovia.  As of December 31, 2006, prior to the merger with Jazz, we had cash and cash equivalents of $0.6 million and cash held in trust and escrow accounts of $334.5 million.

Net cash used by operating activities was $12.8 million during the first six months of 2007.  The primary categories of operating activities for the six months ended June 29, 2007 include our net loss of $24.4 million, non-cash operating expenses of $19.9 million and the net use of funds from the changes in operating assets and liabilities of $8.3 million. Net cash provided by operating activities for the corresponding period in 2006 was $0.9 million and reflected the result of net changes in operating assets and liabilities.

Net cash provided by investing activities was $110.3 million for the first six months of 2007 and primarily represented the acquisition of Jazz.  On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz for a net adjusted purchase price of $236.3 million in cash (net of $26.1 million of cash that was acquired) which was paid for by the release of $334.5 million held in trust and escrow accounts that represented the proceed of our initial public offering and the convertible note private placement in December 2006.  Capital purchases of equipment were $2.3 million for the first six months of 2007.  We also received net proceeds of $14.4 million from the sale of short term investments, net of purchases, during the first six months of 2007. Net cash used by investing activities for the corresponding period in 2006 was $165.5 million and represented investment of the proceeds of our initial public offering into a trust account.

Net cash used by financing activities was $75.4 million for the first six months of 2007 and represents a combination of $33.2 million of payments to common stockholders who elected to convert their shares into cash in connection with our initial public offering and $32.2 million of funds used to repurchase common stock, warrants, units and unit purchase options during the first half of 2007.  In addition, funds were also used for the payment of fees of $10.1 million associated with the acquisition and the debt offering. Net cash provided by financing activities for the corresponding period in 2006 was $165.2 million and primarily represented the proceeds of our initial public offering.

On January 11, 2007, we announced that the Board authorized a stock and warrant repurchase program under which we may purchase up to $50 million of our common stock and warrants through July 15, 2007. On July 17, 2007, this program was extended until October 15, 2007.  Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions.  Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice.  As of June 29, 2007, we had repurchased 3,457,761 shares of our common stock (including shares repurchased as part of our units), 18,384,448 of our warrants (including warrants repurchased as part of our units) and 437,500 unit purchase options under this program for an aggregate of $32.2 million.

As of June 29, 2007 and June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe, based on our current plans and current levels of operations, that our cash from operations, together with cash and cash equivalents, short-term investments and available line of credit, will be sufficient to fund our operations for at least the next 12 months.  Poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we would expect.  We may elect to raise funds for these purposes through debt or equity transactions as appropriate.  There can be no assurances that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then current stockholders. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

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

Wachovia Line of Credit

On February 28, 2007, we entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz and Newport Fab, LLC, as borrowers, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The maturity date of the facility is February 28, 2010, unless earlier terminated. Borrowing availability under the facility as of June 29, 2007 was $58.1 million.  As of June 29, 2007, we had zero borrowings outstanding and $1.3 million in letters of credit committed under the facility.

Acquisition Contingent Payments

As part of the acquisition of Jazz, we acquired a 10% interest in HHNEC (Shanghai Hau Hong NEC Electronics Company, Ltd.). The investment is carried at $19.3 million which is the fair value based upon the application of the purchase method of accounting.  We are obligated to pay additional amounts to former stockholders of Jazz if we realize proceeds in excess of $10 million from a liquidity event during the three year period following the completion of the acquisition of Jazz. In that event, we will pay the former Jazz stockholders an amount equal to 50% of the proceeds over $10 million.

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

Leases

We also have commitments consisting of software leases and facility and equipment licensing arrangements.

Future minimum payments under non-cancelable operating leases as of June 29, 2007 are as follows:

	Payment Obligations by Year
	Remainder of 2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Operating leases	$1,304	$2,520	$2,375	$2,300	$14,259	$22,758

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

PART II — OTHER INFORMATION

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

The risk factors included herein include any material changes to the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2007 and should be considered in conjunction with the additional risk factors disclosed in those Reports filed with the Securities and Exchange Commission.

Risks Related to Our Business and Industry

If we are unable to obtain raw materials in a timely manner, our production schedules could be delayed and we may lose customers.

We depend on our suppliers of raw materials. To maintain competitive manufacturing operations, we must obtain from our suppliers, in a timely manner, sufficient quantities of materials at acceptable prices.  We attempt to maintain approximately a six week supply of silicon wafer inventory at our fab, but the specific mix of silicon wafers that we maintain in inventory may not be consistent with the mix of silicon wafers that we need to fulfill specific customer orders at any given time.  Significant increases in demand for polysilicon from manufacturers of wafers for use in solar energy cells has led to increases in silicon wafer market prices, and we believe upward pricing pressure due to further increases in demand is likely to continue. As a result, we may experience difficulties in sourcing our silicon wafer needs or experience significant increases in silicon wafer costs in the future.

Although we source most of our raw materials from several suppliers, we rely on single-source suppliers for photomasks and certain photoresists used in our processes. For example, Photronics Inc. is the sole-service supplier of our photomasks. We believe it would take between ten and twelve months to qualify a new supplier if Photronics was unable or unwilling to continue as a supplier. We receive EKC 652, a chemical used in the etch process, from E.I. du Pont de Nemours and Company. DuPont is the sole producer of this chemical, and its chemistry is unique. We believe that it would take between five and six months to replace this chemical if DuPont was unable or unwilling to continue as a supplier. We do not have long-term contracts with most of our suppliers. From time to time, vendors have extended lead times or limited the supply of required materials to us because of capacity constraints. Consequently, we have experienced difficulty in obtaining the quantities of raw materials we need on a timely basis.

From time to time we may reject materials that do not meet our specifications, resulting in a decline in manufacturing or fab yields. We cannot assure you that we will be able to obtain sufficient quantities of raw materials and other supplies in a timely manner. If the supply of materials is substantially diminished or if there are significant increases in the costs of raw materials, we may not be able to obtain raw materials at all or we may be forced to incur additional costs to acquire sufficient quantities of raw materials to sustain our operations, which may increase our marginal costs, reduce profitability and lead to a loss of customers.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program as of the End of the Specified Period
3/31/07 - 4/27/07	Warrants 4,580,100	Warrants $0.80	Shares 2,334,761 Warrants 16,533,359	$21.2 million
4/28/07 - 5/25/07	Warrants 173,000	Warrants $0.48	Shares 2,334,761 Warrants 16,706,359	$21.1 million
5/26/07 - 6/29/07	Warrants 678,089 Units* 500,000 UPO** 437,500	Warrants $0.62 Units* $4.36 UPO** $1.68	Shares 2,334,761 Warrants 17,384,448 Units* 500,000 UPO** 437,500	$17.8 million
Total	Warrants 5,431,139 Units* 500,000 UPO** 437,500	Warrants $0.77 Units* $4.36 UPO** $1.68	Shares 2,957,761 Warrants 17,384,448 Units* 500,000 UPO** 437,500	$17.8 million

* Each unit issued includes one share of common stock and two redeemable common stock purchase warrants.

** Each UPO consists of an option to purchase one share of common stock and two redeemable common stock purchase warrants.

Item 4.                    Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 13, 2007.  At the meeting, stockholders re-elected current directors Jon C. Madonna and Harold L. Clark, Ed.D.  Stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year.  As certified by the duly appointed and sworn inspector of elections:

There were present at said meeting, in person or by proxy, stockholders holding 20,411,604 shares of common stock, equal to 85.20% of all such shares outstanding and entitled to vote, which constituted a quorum for the conduct of business at the meeting.

The vote on the election of the two nominees to serve as members of the Board until the 2010 Annual Meeting of Stockholders and until their successors have been duly elected and qualified was:

	For	Withheld

Harold L. Clark	20,391,271	20,333

Jon C. Madonna	20,076,304	335,300

The vote on the ratification of the appointment of Ernst & Young, LLP, as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 28, 2007 was 20,406,304 votes for to 5,100 votes against with 200 votes abstaining.

Item 6.                    Exhibits.

Number	Description
10.1	Form of Change of Control Agreement between the Registrant and certain of its executive officers.
10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
10.3	Form of Restricted Stock Bonus Award Agreement.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAZZ TECHNOLOGIES, INC.

Date: August 13, 2007	By:	/s/ Gilbert F. Amelio
Gilbert F. Amelio Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul A. Pittman
Paul A. Pittman Executive Vice President and, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
10.1	Form of Change of Control Agreement between the Registrant and certain of its executive officers.
10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
10.3	Form of Restricted Stock Bonus Award Agreement.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.