Form 10-Q
period 2007-09-28
Jazz Technologies, Inc.
filed 2007-11-02
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

As of November 2, 2007, 21,252,017 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

JAZZ TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 28, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$10,868	$633
Cash and cash equivalents held in trust and escrow accounts	—	334,465
Receivables, net of allowance for doubtful accounts of $542	33,257	—
Inventories	11,203	—
Deferred tax asset	5,318	—
Prepaid expenses and other current assets	3,689	827
Total current assets	64,335	335,925
Property, plant and equipment, net	134,759	—
Investments	19,300	—
Intangible assets, net	55,905	—
Other assets	5,721	8,180
Total assets	$280,020	$344,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,251	$—
Accrued compensation and benefits	6,300	—
Deferred revenues	3,990	—
Accrued interest	2,966	445
Other current liabilities	12,541	12,136
Total current liabilities	46,048	12,581
Long term liabilities:
Convertible senior notes	146,200	166,750
Deferred tax liability	5,318	—
Accrued pension, retirement medical plan obligations and other long-term liabilities	21,939	—
Total liabilities	219,505	179,331

Common stock, subject to possible conversion, 5,750 shares at conversion value	—	33,512

Stockholders’ equity
Common stock	2	3
Additional paid-in capital	84,559	127,971
Other comprehensive income	5	—
(Accumulated deficit) retained earnings	(24,051)	3,288
Total stockholders’ equity	60,515	131,262
Total liabilities and stockholders’ equity	$280,020	$344,105

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 28, 2007	September 30, 2006	September 28, 2007	September 30, 2006

Net revenues	$52,429	$—	$127,312	$—
Cost of revenues	45,406	—	120,302	—
Gross profit	7,023	—	7,010	—
Operating expenses:
Research and development	4,321	—	10,045	—
Selling, general and administrative	4,665	224	13,802	423
Amortization of intangible assets	328	—	881	—
Write off of in-process research and development	—	—	3,800	—
Total operating expenses	9,314	224	28,528	423

Loss from operations	(2,291)	(224)	(21,518)	(423)
Interest and other (expense) income, net	(729)	1,515	(5,608)	3,182
Net (loss) income before income taxes	(3,020)	1,291	(27,126)	2,759
Income tax (benefit) expense	(47)	73	213	171
Net (loss) income	$(2,973)	$1,218	$(27,339)	$2,588
Net (loss) income per share (basic and diluted)	$(0.13)	$0.04	$(1.07)	$0.12
Weighted average shares (basic and diluted)	22,282	28,707	25,441	22,258

The amounts included in the three and nine months ended September 28, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

				Other	(Accumulated	Total
	Common Stock		Additional	comprehensive	deficit) retained	Stockholders’
	Shares	Amount	paid-in capital	income	earnings	Equity
Balance at December 31, 2006	34,457	$3	$127,971	$—	$3,288	$131,262
Reversal of common stock subject to possible conversion of 5,750 shares	—	—	33,512	—	—	33,512
Conversion of common stock into cash in connection with acquisition	(5,668)	(1)	(33,158)	—	—	(33,159)
Redemption of founders’ common stock	(1,874)	—	(9)	—	—	(9)
Repurchase of common stock	(5,042)	—	(19,662)	—	—	(19,662)
Repurchase of warrants	—	—	(19,313)	—	—	(19,313)
Repurchase of units	(708)	—	(2,992)	—	—	(2,992)
Repurchase of unit purchase options	—	—	(2,360)	—	—	(2,360)
Issuance of restricted stock	87	—	277	—	—	277
Stock compensation expense	—	—	293	—	—	293
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	5	—	5
Net loss	—	—	—	—	(27,339)	(27,339)
Total comprehensive loss						(27,334)
Balance at September 28, 2007	21,252	$2	$84,559	$5	$(24,051)	$60,515

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	September 28, 2007	September 30, 2006
Operating activities:
Net (loss) income	$(27,339)	$2,588
Adjustments to reconcile net (loss) income for the period to net cash (used) provided by operating activities:
Depreciation	20,143	—
Amortization of deferred financing costs	1,179	—
Net gain on purchase of convertible senior notes	(2,654)	—
Amortization of purchased intangible assets	5,005	—
Write-off of in-process research and development	3,800	—
Stock compensation expense	570	—
Changes in operating assets and liabilities, net of effects from acquisition of Jazz Semiconductor, Inc.:
Receivables	(7,442)	—
Inventories	7,890	—
Prepaid expenses and other current assets	116	(550)
Restricted cash	2,681	—
Accounts payable	(5,640)	—
Accrued compensation, benefits and deferred revenues	(6,403)	—
Accrued interest on convertible notes	2,521	—
Other liabilities	(7,466)	156
Net cash (used in) provided by operating activities	(13,039)	2,194
Investing activities:
Jazz Semiconductor, Inc. purchase price, net of cash acquired	(227,114)	—
Purchases of property and equipment	(3,406)	—
Net proceeds from sale of short-term investments	24,245	—
Release of funds from trust and escrow accounts	334,465	—
Net proceeds from issuance of common stock placed in trust account	—	(166,753)
Net cash provided (used in) by investing activities	128,190	(166,753)
Financing activities:
Redemption of founder’s common stock	(9)	—
Net proceeds from issuance of common stock	—	165,248
Repayment of note payable to stockholder	—	(275)
Reimbursement of additional offering expenses	—	225
Conversion of common stock in connection with acquisition	(33,158)	—
Repurchase of common stock	(19,662)	—
Repurchase of warrants	(19,313)	—
Repurchase of units	(2,992)	—
Repurchase of unit purchase options	(2,360)	—
Payment for purchase of convertible senior notes	(17,237)	—
Payment of debt and acquisition-related liabilities	(10,145)	—
Net cash (used in) provided by financing activities	(104,877)	165,198
Effect of foreign currency on cash	(39)	—
Net increase in cash and cash equivalents	10,235	639
Cash and cash equivalents at beginning of period	633	77
Cash and cash equivalents at end of period	$10,868	$716

See accompanying notes

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2007

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

On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor, Inc., a Delaware corporation (“Jazz”), for $262.4 million in cash, and acquired, as part of the assets of Jazz, $26.1 million in cash. The accompanying unaudited condensed consolidated financial statements include the results of operations for Jazz following the date of acquisition. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company. In connection with the acquisition, the Company adopted Jazz’s fiscal year. In July 2007, the Company entered into an agreement with the former Jazz stockholders that reduced the purchase price by $9.2 million to $253.2 million. The reduction has been reflected in the accompanying financial statements.

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Company” refers to the business of Jazz Technologies, Inc. and “Jazz” refers only to the business of Jazz Semiconductor, Inc.

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

Acquisition of Jazz Semiconductor, Inc.

On February 16, 2007, pursuant to the terms of a merger agreement signed on September 26, 2006, the Company acquired all of Jazz’s outstanding capital stock for approximately $262.4 million, funded with existing cash resources as well as proceeds from the 8% Convertible Senior Notes due 2011 (the "Convertible Senior Notes") that were issued in the fourth quarter of fiscal 2006. On July 31, 2007, a settlement agreement was reached with former Jazz stockholders that amended the merger agreement, released funds held in escrow and effectively reduced the purchase price by $9.2 million to $253.2 million. The purchase price reduction of $9.2 million includes a $9.0 million release of escrow funds to the Company and an additional reimbursement of $0.2 million for expenses incurred by Jazz and the Company relating to the merger. This reduction has been reflected in the accompanying unaudited condensed consolidated financial statements.

For accounting purposes, the revised purchase price for the Jazz acquisition was $253.2 million and reconciles to all payments made to date as follows (in thousands):

Acquisition consideration (net of $9.0 million adjustment in July 2007)	$251,000
Estimated working capital adjustment	4,500
Total acquisition consideration	255,500
Jazz terminated IPO and acquisition transaction costs	(6,407)
Company transaction costs	4,101
Total purchase price	$253,194

Jazz’s transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors incurred in connection with the acquisition and Jazz’s terminated initial public offering. The Company’s transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors directly related to the acquisition of Jazz.

Payments made by the Company included a $4.5 million working capital payment per the merger agreement and a deduction for reimbursement of $6.4 million of transaction costs incurred by Jazz in connection with the acquisition and its terminated public offering. There was no change to the purchase price resulting from the calculation of the closing working capital amount, as defined in the merger agreement, which was calculated based on the closing balance sheet as of February 16, 2007. However, as discussed above, there was a $9.2 million reduction to the purchase price as a result of a settlement agreement reached in July 2007 with the former Jazz stockholders.

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

Adjusted Purchase Price Allocation

The total adjusted purchase price of $253.2 million, including the Company’s transaction costs of approximately $4.1 million, and net of the recent reduction of $9.2 million in purchase price, has been allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values as of February 16, 2007, as follows (in thousands):

	February 16, 2007
Revised fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$26,080
Short-term investments	24,245
Restricted cash	3,154
Receivables	25,815
Inventories	19,094
Deferred tax asset	5,318
Other current assets	2,520
Property, plant and equipment	148,647
Investments	19,300
Other assets	521
Accounts payable	(23,087)
Accrued compensation, benefits and other	(6,299)
Deferred tax liability	(5,318)
Deferred revenues	(10,394)
Other current liabilities	(23,619)
Accrued pension, retirement medical plan obligations and other long-term liabilities	(17,493)
Total net tangible assets acquired and liabilities assumed		$188,484

Revised fair value of identifiable intangible assets acquired:
Existing technology	1,874
Patents and other core technology rights	10,587
In-process research and development	3,800
Customer relationships	5,059
Customer backlog	2,717
Trade name	4,684
Facilities lease	35,989
Total identifiable intangible assets acquired		64,710
Total revised purchase price		$253,194

The Company engaged a third party appraiser to assist it in performing a valuation of all the assets and liabilities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (‘‘SFAS No. 141’’). The fair values set forth above are based on revised valuation estimates of Jazz’s tangible and intangible assets which did not differ materially from the preliminary valuation estimates and, as a result, did not materially affect the revised allocation of the purchase price reflected above.

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

Pro Forma Results of Operations

The accompanying unaudited condensed consolidated statements of operations only reflect the operating results of Jazz following the date of acquisition and do not reflect the operating results of Jazz prior to the acquisition. The following pro forma unaudited information for the three and nine months ended September 28, 2007 and September 30, 2006 assume the acquisition of Jazz occurred on January 1, 2006, (in thousands):

	Pro forma results of Operations (in thousands, except per share amounts)
	Three months ended		Nine months ended
	September 28, 2007	September 30, 2006	September 28, 2007	September 30, 2006

Net revenues	$52,429	$57,339	$152,886	$156,398
Net loss	$(2,973)	$(7,009)	$(36,435)	$(40,000)
Pro forma net loss per share — basic and diluted	$(0.13)	$(0.24)	$(1.43)	$(1.80)

The Company derived the pro forma information from (i) the unaudited condensed consolidated financial statements of the Company for the nine months ended September 28, 2007 and of Jazz for the period from January 1, 2007 to February 16, 2007 (the date of the Jazz acquisition), and (ii) the unaudited condensed consolidated financial statements of the Company and Jazz for the nine months ended September 30, 2006. The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of the Company or Jazz. The pro forma information excludes the write-off of in-process research and development that was expensed during the nine months ended September 28, 2007. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the Convertible Senior Notes issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 28, 2007 and December 31, 2006, and the consolidated results of its operations and cash flow for the three and nine months ended September 28, 2007 and September 30, 2006.

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

Inventories, net of reserves, consist of the following (in thousands):

September 28, 2007
Raw material	$464
Work in process	10,089
Finished goods	650
$11,203

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

Property, plant and equipment consist of the following (in thousands):

	Useful life	September 28, 2007
	(In years)
Building improvements	7-12	$43,343
Machinery and equipment	4-6	102,007
Furniture and equipment	3-5	1,807
Computer software	3	1,250
Construction in progress	—	6,418
		154,825
Accumulated depreciation		(20,066)
		$134,759

Construction in progress primarily consists of machinery being qualified for service in the Company’s Newport Beach, California foundry.

Investment

In connection with the acquisition of Jazz, the Company acquired an investment in HHNEC.  As of February 17, 2007, the investment represented a minority interest of approximately 10% in HHNEC. In accordance with the purchase method of accounting, this investment was recorded with a value of $19.3 million, which was the fair value of the investment on February 16, 2007.

Intangible Assets

Intangible assets consist of the following at September 28, 2007 (in thousands) (based on the revised valuations discussed above):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Existing technology	7	$1,874	$165	$1,709
Patents and other core technology rights	7	10,587	933	9,654
In-process research and development	—	3,800	3,800	—
Customer relationships	7	5,059	446	4,613
Customer backlog	<1	2,717	1,938	779
Trade name	7	4,684	413	4,271
Facilities lease	20	35,989	1,110	34,879
Total identifiable intangible assets		$64,710	$8,805	$55,905

Based on the revised valuations discussed above, the Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
Remainder of 2007	$1,665	$357	$2,022
2008	3,543	1,428	4,971
2009	3,543	1,428	4,971
2010	3,543	1,428	4,971
2011	3,543	1,428	4,971
2012	3,543	1,428	4,971
Thereafter	26,943	2,085	29,028
Total expected future amortization expense	$46,323	$9,582	$55,905

Pension Plans

Prior to the acquisition, Jazz adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB (Financial Accounting Standards Board) Statements No. 87, 88, 106, and 132R)” (“SFAS No. 158”), for the 2006 fiscal year relating to its Retirement Plan for Hourly Employees and Postretirement Health and Life Benefits Plan. With the adoption of SFAS No. 158 in the prior fiscal year, Jazz was required to recognize all previously unrecognized obligations.  These amounts were presented on Jazz’s balance sheet as Accumulated Other Comprehensive Income (AOCI) under Stockholders’ Equity.  Following the acquisition on February 16, 2007 and the application of SFAS No. 141, these liabilities were stated at their fair value. The pension and other post retirement benefit plans expense for the three and nine months ended September 28, 2007 was $0.6 million and $1.4 million, respectively. The amounts for the corresponding periods in 2006 were zero.

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

Stock Option Awards

 During the three months and nine months ended September 28, 2007, the Company awarded non-statutory stock options to purchase 121,970 shares and 2,653,485 shares of common stock, respectively, that vest over a three-year period from the date of grant.  The first third of the stock option grants vests after the first year and the remaining two-thirds vest ratably over the next eight quarters. The exercise prices of the options awarded range from $2.52 - $3.38 per share. The Company recorded $209,689 and $292,969 of compensation expense in the three months and nine months ended September 28, 2007 relating to the issuance of non-qualified stock options to employees and non-employee members of the Board.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments to employees, including grants of employee stock options, and restricted stock awards, to be recognized in the financial statements based upon their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued SAB No. 107, “Share-Based Payment” (“SAB No. 107”), which provides guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

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

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the three months ended September 28, 2007 are as follows:

Expected life in years	6
Expected price volatility	43.70 — 43.80%
Risk-free interest rate	4.26 — 4.46%
Dividend yield	0.00%

Restricted Stock

In May 2007, the Company granted restricted stock awards that vest on February 16, 2008 covering 86,655 shares of the Company’s common stock.  On the date of grant of a restricted stock award, the recipient of the award is granted shares of the Company’s common stock that are restricted as to transfer and are subject to a right of forfeiture in favor of the Company.  Upon vesting, the right of forfeiture lapses and the shares become transferable.  The Company recorded an expense of $113,359 and $277,237 for the three months and nine months ended September 28, 2007, respectively, related to the restricted stock awards.

Net (Loss) Income Per Share

Net (loss) income per share (basic) is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Net (loss) income per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents).

Since the Company reported a net loss for the three and nine months ended September 28, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same.

3.              LOAN & SECURITY AGREEMENT

On February 28, 2007, the Company entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz and Newport Fab, LLC, as borrowers (the "Wachovia Loan Agreement"), with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. Up to $5 million of the facility will be available for the issuance of letters of credit. The maturity date of the facility is February 28, 2010, unless earlier terminated. Loans under the facility will bear interest at a floating rate equal to, at borrowers’ option, either the lender’s prime rate plus 0.75% or the adjusted Eurodollar rate (as defined in the loan agreement) plus 2.75% per annum.  The facility is secured by all of the assets of the Company and the borrowers.

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

Borrowing availability under the facility as of September 28, 2007, was $52.7 million.  As of September 28, 2007, the Company had zero borrowings outstanding and $1.6 million of the facility supporting outstanding letters of credits.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN No. 48”).  FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN No. 48 on January 1, 2007.  Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, the Company had no unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

On the date of the acquisition, Jazz had unrecognized tax benefits of $0.5 million that, if recognized, would reduce the balance of non-current intangible assets.  As of September 28, 2007, the Company has accrued $6,000 of interest and penalties on unrecognized tax benefits. The Company does not expect any significant decreases to its unrecognized tax benefits within the next 12 months.  However, the reserve may increase pending the completion of the Section 382 analysis, described below.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2004; state and local income tax examinations before 2002; and foreign income tax examinations before 2004.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”) tax examination.  The Company is not currently under examination by any other state, local or foreign jurisdictions.

On the date of the acquisition, Jazz had federal and state net operating loss (“NOL”) carryforwards of approximately $103.2 million and $88.2 million, respectively.  The federal and state tax net operating loss carryforwards represent a significant component of the Company’s deferred tax assets.  Due to uncertainties surrounding the Company’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future.  The acquisition resulted in an ownership change as defined by Section 382.  Until the Company has determined the amount of any such limitation, no amounts are being presented as an uncertain tax position in accordance with FIN No. 48.  The Company believes that the amount subject to limitation could be significant.

5.              CONVERTIBLE SENIOR NOTES

On December 19, 2006 and December 21, 2006, the Company completed private placements of $166.8 million aggregate principal amount of Convertible Senior Notes.  The gross proceeds from the Convertible Senior Notes were placed in escrow pending completion of the acquisition of Jazz.

On February 16, 2007, the conditions to release the escrowed proceeds of the Convertible Senior Notes were met and the proceeds, net of the debt issuance costs, were released to the Company.

Between August 13 and September 2, 2007, the Company purchased $20.6 million in principal amount of its Convertible Senior Notes at a price of $17.5 million, including $0.3 million for prepayment of interest from the date of the last interest payment to the date of purchase.  The purchase price ranged between 79.8% and 87.5% of the principal amount of such notes and resulted in a net gain of $2.7 million, which is included as part of interest and other (expense) income in the statement of operations.  The gain of $2.7 million is net of the write-off of prorated deferred loan costs of $0.7 million and commission expense.  As of September 28, 2007, $146.2 million in principal amount of Convertible Senior Notes remains outstanding.

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

The Company’s obligations under the Convertible Senior Notes are guaranteed by the Company’s domestic subsidiaries.  The Company has not provided condensed consolidating financial information because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the Wachovia Loan Agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

6.              STOCKHOLDERS’ EQUITY

Unit Purchase Options

In connection with the Company’s initial public offering, the Company issued to the underwriters in the initial public offering 1,250,000 unit purchase options.  Each unit purchase option grants the holder of the option, the right to purchase one unit at $7.50 per unit, with each unit consisting of one share of the Company’s common stock and two redeemable common stock warrants, each warrant to purchase one share of the Company’s common stock at $6.65 per share.  The unit purchase options and the underlying option expire on March 15, 2011.  As of September 28, 2007, the Company had repurchased all 1,250,000 unit purchase options that were issued in connection with its initial public offering for an aggregate purchase price of $2.4 million.

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

As of September 28, 2007, the Company had repurchased 25,133,655 warrants (including warrants repurchased as part of the Company’s units).  The number of outstanding warrants at September 28, 2007 was 33,033,013.

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

As of September 28, 2007, the Company had repurchased 5,749,856 shares of common stock (including shares repurchased as part of the Company’s units).  The number of outstanding shares of common stock at September 28, 2007 was 21,252,017.

Stock Repurchase Plan

On January 11, 2007, the Company announced that the Board had authorized a stock and warrant repurchase program, under which the Company may repurchase up to $50 million of its common stock and warrants through July 15, 2007.  On July 18, 2007, the Company announced that the stock and warrant repurchase program had been extended through October 15, 2007 and on November 2, 2007, the Company announced that the stock and warrant repurchase program has been further extended through January 15, 2008.  Purchases under the stock and warrant repurchase program will be made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.  The program may be discontinued at any time.  As of September 28, 2007, the Company had repurchased securities with an aggregate value of $44.3 million under this program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.  See our Annual Report on Form 10-K and subsequent quarterly reports filed with the Securities and Exchange Commission for information regarding certain risk factors known to us that could cause reported financial information not to be necessarily indicative of future results.

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

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described in our Annual Report on Form 10-K and subsequent quarterly reports filed with the Securities and Exchange Commission,  that could cause actual results to differ materially from those anticipated as of the date of this report.  We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

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

On February 16, 2007, we completed the acquisition of all the outstanding shares of capital stock of Jazz Semiconductor, Inc. (“Jazz”) for $262.4 million in cash.  During July 2007, an agreement was reached with former Jazz stockholders that reduced the purchase price by $9.2 million to $253.2 million.  This reduction has been reflected in the accompanying unaudited condensed consolidated financial statements.  The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company for financial reporting purposes. As a result, the accompanying unaudited condensed consolidated financial statements include the results of operations for Jazz from February 17, 2007 to September 28, 2007.

Based in Newport Beach, California, we are an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices.  Our specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors.  Our customers use the analog and mixed-signal semiconductor devices in products they design that are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

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

Intangible Assets and Other Long-lived Assets

Intangible assets and other long-lived assets, including investments, are recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net intangible and other long-lived assets acquired. The amounts and useful lives assigned to intangible assets acquired, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) any significant slowdown in the worldwide economy or the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

RESULTS OF OPERATIONS

For the three months ended September 28, 2007, we had a net loss of $3.0 million compared to a net profit of $1.2 million for the corresponding period in 2006.  Our primary source of income prior to the consummation of our initial business combination with Jazz on February 16, 2007, was interest earned on the funds held in our trust account.

For the nine months ended September 28, 2007, we had a net loss of $27.3 million compared to net income of $2.6 million for the corresponding period in 2006. The results for the nine months ended September 28, 2007 include the results of operations for Jazz only from February 17, 2007 through September 28, 2007. Our primary source of income prior to the consummation of our initial business combination with Jazz was interest earned on the funds held in a trust account.

Pro Forma Financial Information

The acquisition of Jazz is our first business combination and accordingly, we do not think a comparison of the results of operations and cash flows for the three and nine months ended September 28, 2007 versus the corresponding periods in 2006 is very beneficial to our investors.  In order to assist investors in better understanding the changes in our business between the three and nine months ended September 28, 2007 and September 30, 2006, we are presenting in the discussion below pro forma results for us and Jazz for the three and nine months ended September 28, 2007 and September 30, 2006 as if the acquisition of Jazz occurred on January 1, 2006. We derived the pro forma results from (i) the unaudited condensed consolidated financial statements of Jazz for the period from January 1, 2007 to February 16, 2007 (the date of the Jazz acquisition) and the three and nine months ended September 30, 2006, and (ii) our unaudited condensed consolidated financial statements for the three and nine months ended September 28, 2007 and September 30, 2006.

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or Jazz.  The pro forma results exclude the write-off of in-process research and development that was expensed during the nine months ended September 28, 2007.  The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the 8% Convertible Senior Notes due 2011 (the"Convertible Senior Notes") issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting.

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. We engaged a third party appraiser to assist us in performing a valuation of all the assets and liabilities in accordance with SFAS No. 141. The depreciation and amortization expense adjustments reflected in the pro forma results of operations are based on revised valuation estimates of Jazz’s tangible and intangible assets described in Note 1 to our unaudited condensed consolidated financial statements. The final valuations, and as a result, the final allocation of the purchase price may result in reclassifications of the allocated amounts that are materially different from the purchase price allocations reflected below. Any material change in the valuation estimates and related allocation of the purchase price could materially impact our depreciation and amortization expenses and our actual and pro forma results of operations.

	Pro Forma Statements of Operations (in thousands except per share amounts)
	Three Months Ended		Nine Months Ended
	September 28, 2007	September 30, 2006	September 28, 2007	September 30, 2006

Net revenues	$52,429	$57,339	$152,886	$156,398
Cost of revenues	45,406	48,906	149,992	153,091
Gross profit	7,023	8,433	2,894	3,307
Operating expenses:
Research and development	4,321	5,028	13,034	15,706
Selling, general and administrative	4,665	7,968	19,437	18,753
Amortization of intangible assets	328	328	1,247	1,088
Total operating expenses	9,314	13,324	33,718	35,547
Loss from operations	(2,291)	(4,892)	(30,824)	(32,240)
Net interest expense	3,399	1,611	8,084	6,790
Other (income) expenses	(2,717)	506	(2,473)	970
Net loss	$(2,973)	$(7,009)	$(36,435)	$(40,000)
Pro forma net loss per share — basic and diluted	$(0.13)	$(0.24)	$(1.43)	$(1.80)

Comparison of Three Months Ended September 28, 2007 and September 30, 2006

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

Pro Forma Net Revenues

The following table presents pro forma net revenues for the three months ended September 28, 2007 and September 30, 2006:

	Pro Forma Net Revenues (in thousands, except percentages)
	Three Months Ended September 28, 2007		Three Months Ended September 30, 2006
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Specialty Process Revenues	$41,071	78.3	$43,831	76.4	$(2,760)	(6.3)
Standard Process Revenues	11,358	21.7	13,508	23.6	(2,150)	(15.9)
Net Revenues	$52,429	100.0	$57,339	100.0	$(4,910)	(8.6)

On a pro forma basis, we posted a decrease in net revenues of $4.9 million or 8.6% from $57.3 million for the three months ended September 30, 2006, to $52.4 million for the corresponding period in 2007.  This decrease is the result of a

$2.8 million or 6.3% decrease in specialty process revenues from $43.8 million for the three months ended September 30, 2006 to $41.1 million for the corresponding period in 2007 and a $2.1 million or 15.9% decrease in standard process revenues from $13.5 million for the three months ended September 30, 2006, to $11.4 million for the corresponding period in 2007.

The decline in pro forma standard process revenues can be attributed in large part to the decline in orders from a single large customer, whose purchases of Jazz products have predominantly been standard process wafers and whose standard process technology products have reached a mature stage in their product life cycle. We also believe the decline in revenues from Jazz’s standard process technologies is attributable in part to some of our customers transitioning new standard process designs to foundries that focus on high volume and commodity oriented technologies and pricing. Standard process demand from certain other customers helped offset this decline.

 The decline in specialty process revenues can be mainly attributed to the overall semiconductor industry cycle which resulted in weaker demand from some of our larger customers and in part to changes in our customer mix.

We believe we will see standard process and specialty process revenues stabilize or grow moderately quarter over quarter as the market strengthens.

The change in pro forma revenues mix of 78% specialty process revenues and 22% standard process revenues for the three months ended September 28, 2007 compared to 76% and 24%, respectively, for the corresponding period in 2006,  was the result of a continued decline in standard process revenues primarily attributable to a single customer. While we intend to continue to offer full service solutions to our customer base, we believe our competitive advantage is to focus on specialty process revenues.

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

Pro Forma Cost of Revenues

The following table presents pro forma cost of revenues for the three months ended September 28, 2007 and September 30, 2006:

	Pro Forma Cost of Revenues (in thousands, except percentages)
	Three Months Ended September 28, 2007		Three Months Ended September 30, 2006
		% of Pro forma		% of Pro forma	Increase	%
	Amount	Net Revenues	Amount	Net Revenues	(Decrease)	Change
Cost of revenues (not including depreciation & amortization of intangible assets)	$36,098	68.9	$39,197	68.4	$(3,099)	(7.9)
Cost of revenues — depreciation & amortization of intangible assets	9,308	17.7	9,709	16.9	(401)	(4.1)
Total cost of revenues	$45,406	86.6	$48,906	85.3	$(3,500)	(7.2)

On a pro forma basis, cost of revenues decreased by $3.5 million or 7.2% to $45.4 million for the three months ended September 28, 2007, compared to $48.9 million for the corresponding period in 2006 primarily due to the 8.6% decrease in pro forma revenues. However, pro forma cost of revenues as a percentage of revenues marginally increased to 86.6% for the three months ended September 28, 2007 compared to 85.3% for the corresponding period in 2006.  This marginal increase was mainly due to lower fabrication capacity utilization during the three months ended September 28, 2007 compared to the corresponding period in 2006, offset by lower cost of manufacturing overhead.

The amortization of acquired technology and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007.

Gross Profit

Prior to our acquisition of Jazz, we had no gross profit.

Pro Forma Gross Profit

The following table presents pro forma gross profit for the three months ended September 28, 2007 and September 30, 2006:

Pro Forma Gross Profit (in thousands, except percentages)
	Three Months Ended		Three Months Ended
	September 28, 2007		September 30, 2006
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	Change
Gross profit	$7,023	13.4	$8,433	14.7	$(1,410)	(16.7)

On a pro forma basis for the three months ended September 28, 2007, gross profit was of $7.0 million or 13.4% of pro forma revenues compared to a gross profit of $8.4 million or 14.7% of pro forma revenues for the corresponding period in 2006.  The decrease in gross profit of $1.4 million is primarily attributed to the decline in revenues and the lower fabrication capacity utilization during the three months ended September 28, 2007.

Operating Expenses

Operating expenses increased to $9.3 million for the three months ended September 28, 2007, compared to $0.2 million for the corresponding period in 2006.  The expense increase is attributed to the acquisition of Jazz on February 16, 2007.

Pro forma Operating Expenses

The following table presents pro forma operating expenses for the three months ended September 28, 2007 and September 30, 2006:

	Pro Forma Operating Expense (in thousands, except percentages)
	Three Months Ended		Three Months Ended
	September 28, 2007		September 30, 2006
		% of Pro forma		% of Pro forma	Increase	%
	Amount	Net Revenues	Amount	Net Revenues	(Decrease)	Change
Research and development	$4,321	8.3	$5,028	8.8	$(707)	(14.1)
Selling, general and administrative	4,665	8.9	7,968	13.9	(3,303)	(41.5)
Amortization of intangible assets	328	0.6	328	0.5	—	—
Total operating expenses	$9,314	17.8	$13,324	23.2	$(4,010)	(30.1)

On a pro forma basis, operating expenses decreased by $4.0 million to $9.3 million for the three months ended September 28, 2007, compared to $13.3 million for the corresponding period in 2006.  The expense decrease is mainly attributed to lower selling, general and administrative expenses for the three months ended September 28, 2007.

Research & Development Expenses.  Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes.  Pro forma research and development expenses decreased by $0.7 million to $4.3 million for the three months ended September 28, 2007, compared to $5.0 million for the corresponding period in 2006.  The decrease in expenses of $0.7 million is mainly attributed to:

•                  $0.7 million of lower engineering expenses related to the Polar Fab process qualification in 2006;

•                  $0.6 million due to lower depreciation expense, reduced spending on outside services, engineering masks and labor and benefits costs; offset by

•                  $0.6 million increase in other research and development expenditures as lower costs were allocated to cost of revenues associated with billable engineering services during the three months ended September 28, 2007 compared to the corresponding period in 2006

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including the human resources, executive, finance and legal departments. These expenses also include fees for professional services, legal services and other administrative expenses associated with being a publicly traded company. Pro forma selling, general and administrative expenses decreased by $3.3 million to $4.7 million for the three months ended September 28, 2007, compared to $8.0 million for the corresponding period in 2006.  The decrease in expenses of $3.3 million is mainly attributed to:

•                  $2.7 million decrease in costs associated with the terminated IPO incurred during the third quarter of 2006;

•                  $0.6 million net decrease in other general and administrative costs including $0.3 of labor and benefits costs realized from the reduction in work force implemented in the first quarter of 2007;

Amortization of Intangible Assets.  Amortization of intangible assets of $0.3 million reflects the change in pre-acquisition amortization expenses and is unchanged from the corresponding period in 2006.

Interest and Other (Expense) Income, Net

The following table presents interest and other income for the three months ended September 28, 2007 and September 30, 2006:

	Interest and Other Income (Expense), Net (in thousands, except percentages)
	Three Months Ended		Three Months Ended
	September 28, 2007		September 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Interest income	$291	0.5	$1,515	—	$(1,224)	(80.8)
Interest expense	(3,690)	(7.0)	—	—	(3,690)	—
Interest (expense) income, net	(3,399)	(6.5)	1,515		(4,914)	(324.4)
Other income (expense), net	2,670	5.1	—	—	2,670	—
Interest and other (expense) income, net	$(729)	(1.4)	$1,515	—	$(2,244)	(148.1)

Interest and other income for the three months ended September 28, 2007 represents $0.3 million interest earned as income from investments and $2.7 million of net gain realized from the purchase of $20.6 million in principal amount of our Convertible Senior Notes at a discount.  Interest expense for the three months ended September 28, 2007 mainly represents interest on our Convertible Senior Notes. Interest and other income for the three months ended September 30, 2006 mainly represents interest earned on the net proceeds of our initial public offering held in trust until the consummation of our initial acquisition in February 2007.

Comparison of Nine months Ended September 28, 2007 and September 30, 2006

Revenues

Prior to our acquisition of Jazz, we had no revenues.

Pro Forma Net Revenues

The following table presents pro forma net revenues for the nine months ended September 28, 2007 and September 30, 2006:

	Pro Forma Net Revenues (in thousands, except percentages)
	Nine Months Ended		Nine Months Ended
	September 28, 2007		September 30, 2006
		% of Pro forma		% of Pro forma	Increase	%
	Amount	Net Revenues	Amount	Net Revenues	(Decrease)	Change
Specialty process revenues	$120,023	78.5	$123,559	79.0	$(3,536)	(2.9)
Standard process revenues	32,863	21.5	32,839	21.0	24	0.1
Net revenues	$152,886	100.0	$156,398	100.0	$(3,512)	(2.2)

On a pro forma basis, we posted a decrease in net revenues of $3.5 million or 2.2% from $156.4 million for the nine months ended September 30, 2006 to $152.9 million for the corresponding period in 2007. This decrease is the net result of a decrease in specialty process revenue of $3.5 million from $123.6 million for the nine months ended September 29, 2006 to $120.0 million for the nine months ended September 28, 2007 and a marginal increase in standard process revenues, which includes a charge against revenue in the second quarter of 2006 of $17.5 million in connection with the termination of the Conexant wafer supply agreement, of $0.1 million from $32.8 million for the nine months ended September 30, 2006 to $32.9 million for the corresponding period in 2007. Excluding this charge, standard process revenues for the nine months ended September 30, 2006 were $50.3 million compared to $32.9 million for the corresponding period in 2007, a decline of $17.4 million or 34.6%.

The declining trend in pro forma standard process revenues year over year can similarly be attributed in part to the semiconductor industry cycle and in large part to reduced business from a single customer, whose purchases of Jazz products have predominantly been standard process wafers. We believe the decline in revenues from Jazz’s standard process technologies is also attributable in part to some of our customers transitioning new standard process designs to foundries that focus on high volume and commodity oriented technologies and pricing. Standard process demand from certain other customers helped offset this decline.

The decline in specialty process revenues can be mainly attributed to the overall semiconductor industry cycle which resulted in weaker demand from some of our larger customers and in part to changes in our customer mix.

The pro forma revenues mix remained relatively unchanged at 79% specialty process revenues and 21% standard process revenues for the nine months ended September 28, 2007 compared to 79% and 21%, respectively, for the corresponding period in 2006. While we intend to continue to offer full service solutions to our customer base, we believe our competitive advantage is to focus on specialty process revenues.

Cost of Revenues

Prior to our acquisition of Jazz, we had no cost of revenues.

Pro Forma Cost of Revenues

The following table presents pro forma cost of revenues for the nine months ended September 28, 2007 and September 30, 2006:

	Pro Forma Cost of Revenues (in thousands, except percentages)
	Nine Months Ended		Nine Months Ended
	September 28, 2007		September 30, 2006
		% of Pro forma		% of Pro forma	Increase	%
	Amount	Net Revenues	Amount	Net Revenues	(Decrease)	Change
Cost of revenues (not including depreciation & amortization of intangible assets)	$121,993	79.8	$125,814	80.5	$(3,822)	(3.0)
Cost of revenues — depreciation & amortization of intangible assets	27,999	18.3	27,277	17.4	722	2.6
Net cost of revenues	$149,992	98.1	$153,091	97.9	$(3,100)	(2.0)

On a pro forma basis, cost of revenues decreased by $3.1 million or 2.0% to $150.0 million for the nine months ended September 28, 2007, compared to $153.1 million for the corresponding period in 2006. As a percentage of revenues, pro forma cost of revenues for the nine months ended September 28, 2007 marginally increased compared to the corresponding period last year, however the pro forma results for nine months ended September 30, 2006 includes the $17.5 million charge against revenues and a $1.2 million credit to cost of revenues in the second quarter of 2006 related to the termination of the Conexant wafer supply agreement. Discounting the effect of the net charge of $16.3 million associated with the termination of the Conexant wafer supply agreement, cost of revenues as a percent of revenues for the nine months ended September 30, 2006 was 87.5% compared to 98.1% for the corresponding period in 2007. The increase in cost of revenues is mainly due to lower fabrication capacity utilization during the nine months ended September 28, 2007 offset by lower cost of manufacturing overhead.

The amortization of acquired technology and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007. Net depreciation expense also increased by $0.7 million due to additional capital expenditures.

Gross Profit

Prior to our acquisition of Jazz, we had no gross profit.

Pro Forma Gross Profit

The following table presents pro forma gross profit for the nine months ended September 28, 2007 and September 30, 2006:

Pro Forma Gross Profit (Loss) (in thousands, except percentages)
	Nine Months Ended		Nine Months Ended
	September 28, 2007		September 30, 2006
		% of Pro forma		% of Pro forma	Increase	%
	Amount	Net Revenues	Amount	Net Revenues	(Decrease)	Change
Gross profit	$2,894	1.9	$3,307	2.1	$(413)	(12.5)

On a pro forma basis for the nine months ended September 28, 2007, we incurred a gross profit of $2.9 million compared to a gross profit of $3.3 million for the corresponding period in 2006. The gross profit for the nine months ended September 30, 2006 includes a charge of $16.3 million which is the net result of a $17.5 million charge against revenues and a $1.2 million credit to cost of revenues in the second quarter of 2006 related to the termination of the Conexant wafer supply agreement. Discounting the effect of the net charge of $16.3 million associated with the termination of the Conexant wafer supply agreement, gross profit for the nine months ended September 30, 2006 was $19.6 million or 12.5% as a percent of revenues compared to $2.9 million or 1.9% as a percent of revenues for the nine months ended September 28, 2007. The decrease is primarily attributable to lower revenues and higher cost of revenues associated with lower capacity utilization offset by lower cost of manufacturing overhead during the nine months ended September 28, 2007.

Operating Expenses

Operating expenses increased to $28.5 million for the nine months ended September 28, 2007, compared to $0.4 million for the corresponding period in 2006. The increase in expenses is attributed to the acquisition of Jazz on February 16, 2007.

Pro forma Operating Expenses

The following table presents pro forma operating expenses for the nine months ended September 28, 2007 and September 30, 2006:

	Pro Forma Operating Expenses (in thousands, except percentages)
	Nine Months Ended		Nine Months Ended
	September 28, 2007		September 30, 2006
		% of Pro forma		% of Pro forma	Increase	%
	Amount	Net Revenues	Amount	Net Revenues	(Decrease)	Change
Research and development	$13,034	8.5	$15,706	10.0	$(2,672)	(17.0)
Selling, general & administrative	19,437	12.7	18,753	12.0	684	3.7
Amortization of intangible assets	1,247	0.8	1,088	0.7	159	14.6
Total operating expenses	$33,718	22.0	$35,547	22.7	$(1,829)	(5.1)

On a pro forma basis, operating expenses decreased by $1.8 million to $33.7 million for the nine months ended September 28, 2007, compared to $35.5 million for the corresponding period in 2006. The decrease was mainly attributed to decreased selling research and development expenses offset by higher selling, general and administrative costs.

Research and Development Expenses. Pro forma research and development expenses decreased by $2.7 million to $13.0 million for the nine months ended September 28, 2007, compared to $15.7 million for the corresponding period in 2006. The decrease in expenses of $2.7 million is mainly attributed to:

•                  $1.8 million of lower engineering expense related to the PolarFab process qualification in 2006;

•                  $1.1 million lower depreciation expenses;

•                  $1.3 million lower spending on software licensing, outside services and photomasks; offset by

•                  $1.5 million increase in other research and development expenditures as lower costs were allocated to cost of revenues associated with billable engineering services during the nine months ended September 28, 2007 compared to the corresponding period in 2006

Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses increased by $0.7 million to $19.4 million for the nine months ended September 28, 2007, compared to $18.7 million for the corresponding period in 2006. The increase in expense of $0.7 million is mainly attributed to

•                  $1.7 million increase in acquisition-related expenses incurred by Jazz prior to the acquisition;

•                  $0.7 million net increase in labor and benefit costs mainly associated with the reduction in personnel and the departure of the former chief executive office of Jazz announced earlier this year;

•                  $0.5 million stock compensation expense; offset by

•                  $2.2 million decrease in expenses associated with professional services, legal fees and lower bad debt provision

Amortization of Intangible Assets. The increase of amortization of intangible assets of $0.2 million reflects the change in pre-acquisition amortization expense.

Interest and Other (Expense) Income, Net

The following table presents interest and other income for the nine months ended September 28, 2007 and September 30, 2006:

	Interest and Other Income (Expense), Net (in thousands, except percentages)
	Nine Months Ended		Nine Months Ended
	September 28, 2007		September 30, 2006
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Interest income	$2,889	2.3	$3,184	—	$(295)	(9.3)
Interest expense	(11,188)	(8.8)	(2)	—	(11,186)	—
Interest (expense) income, net	(8,299)	(6.5)	3,182	—	(11,481)	(360.8)
Other income (expense), net	2,691	2.1	—	—	2,691	—
Interest and other (expense) income, net	$(5,608)	(4.4)	$3,182	—	$(8,790)	(276.2)

Interest and other income for the nine months ended September 28, 2007 includes $2.9 million interest earned on the net proceeds of our initial public offering and the private placement of our Convertible Senior Notes for the period from January 1, 2007 through the date of the acquisition of Jazz and $2.7 million of net gain realized from the purchase of $20.6 million in principal amount of our Convertible Senior Notes at a discount. Interest expense for the nine months ended September 28, 2007 mainly represents interest on our Convertible Senior Notes. Interest and other income for the nine months ended September 30, 2006 mainly represents interest earned on the net proceeds of our initial public offering held in trust until the consummation of our initial acquisition in February 2007.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 28, 2007, we had cash and cash equivalents of $10.9 million. Additionally, as of September 28, 2007, we had $52.7 million of availability on our line of credit with Wachovia. As of December 31, 2006, prior to the merger with Jazz, we had cash and cash equivalents of $0.6 million and cash held in trust and escrow accounts of $334.5 million.

Net cash used by operating activities was $13.0 million during the first nine months of 2007. The primary categories of operating activities for the nine months ended September 28, 2007 include our net loss of $27.3 million, non-cash operating expenses of $28.0 million and the net use of funds from the changes in operating assets and liabilities of $13.7 million. Net cash provided by operating activities for the corresponding period in 2006 was $2.2 million and reflected the result of net changes in operating assets and liabilities.

Net cash provided by investing activities was $128.2 million for the first nine months of 2007 and primarily represents the acquisition of Jazz. On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz for a net adjusted purchase price of $227.1 million in cash (net of $26.1 million of cash that was acquired) which was paid for by the release of $334.5 million held in trust and escrow accounts that represented the proceeds of our initial public offering and the private placement of the Convertible Senior Notes in December 2006. Capital purchases of equipment were $3.4 million for the first nine months of 2007. We also received net proceeds of $24.2 million from the sale of short term investments, net of purchases, during the first nine months of 2007. Net cash used by investing activities for the corresponding period in 2006 was $166.8 million and represented investment of the proceeds of our initial public offering into a trust account.

Net cash used by financing activities was $104.9 million for the first nine months of 2007 and represents a combination of $33.2 million of payments to common stockholders who elected to convert their shares into cash in connection with our initial public offering and $44.3 million of funds used to repurchase common stock, warrants, units and unit purchase options during the first nine months of 2007. In addition, funds were also used for the payment of fees of $10.1 million associated with the acquisition and the debt offering. We also used $17.2 million to purchase $20.6 million in principal amount of Convertible Senior Notes. Net cash provided by financing activities for the corresponding period in 2006 was $165.2 million and primarily represented the proceeds of our initial public offering.

On January 11, 2007, we announced that our Board of Directors authorized a stock and warrant repurchase program under which we may purchase up to $50 million of our common stock and warrants through July 15, 2007. On July 17, 2007, this program was extended until October 15, 2007 and on November 2, 2007 this program was further extended to January 15, 2008. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of September 28, 2007, we had repurchased 5,749,856 shares of our common stock (including shares repurchased as part of our units), 25,133,655 of our warrants (including warrants repurchased as part of our units) and 1,250,000 unit purchase options under this program for an aggregate of $44.3 million. There were no repurchases made between September 28, 2007 and the date of this report.

As of September 28, 2007 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Lease of Facilities

We lease our headquarters and Newport Beach, California fabrication and probing facilities from Conexant Systems, Inc. under non-cancelable operating leases through March 2017. We have the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. Our rental payments under these leases consist solely of our pro rata share of the expenses incurred by Conexant in the ownership of these buildings. We have estimated future minimum costs under these leases based on actual costs incurred during 2006 and applicable adjustments for increases in the consumer price index. We are not permitted to sublease space that is subject to these leases without Conexant’s prior approval.

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

Beginning in August 2007, we purchased on the open market $20.6 million in principal amount of our Convertible Senior Notes for a total purchase price of $17.5 million. The Convertible Senior Notes were purchased at a discount to their face value, including prepayment of interest. As of September 28, 2007, $146.2 million in principal amount of Convertible Senior Notes remained outstanding.

Wachovia Line of Credit

On February 28, 2007, we entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz and Newport Fab, LLC, as borrowers, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The maturity date of the facility is February 28, 2010, unless earlier terminated. Borrowing availability under the facility as of September 28, 2007 was $52.7 million. As of September 28, 2007, we had zero borrowings outstanding and $1.6 million in letters of credit committed under the facility.

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

Leases

We also have commitments consisting of software leases and facility and equipment licensing arrangements.

Future minimum payments under non-cancelable operating leases as of September 28, 2007 are as follows:

	Payment Obligations by Year
	Remainder of 2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Operating leases	$688	$2,686	$2,468	$2,300	$14,259	$22,401

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

PART II — OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program as of the End of the Specified Period
6/30/07 - 7/27/07	Warrants 169,950	Warrants $0.64	Warrants 169,950	$17.7 million
7/28/07 - 8/24/07	Shares 1,726,000 Warrants 6,162,591	Shares $2.43 Warrants $0.70	Shares 1,726,000 Warrants 6,162,591	$9.2 million
8/25/07 - 9/28/07	Shares 357,762 Units* 208,333 UPO** 812,500	Shares $3.07 Units* $3.90 UPO** $2.00	Shares 357,762 Units* 208,333 UPO** 812,500	$5.7 million
Total	Shares 2,083,762 Warrants 6,332,541 Units* 208,333 UPO** 812,500	Shares $2.54 Warrants $0.69 Units* $3.90 UPO** $2.00	Shares 2,083,762 Warrants 6,332,541 Units* 208,333 UPO** 812,500	$5.7 million

* Each unit issued includes one share of common stock and two redeemable common stock purchase warrants.

** Each UPO consists of an option to purchase one share of common stock and two redeemable common stock purchase warrants.

On January 11, 2007, we announced that our Board of Directors authorized a stock and warrant repurchase program under which we may purchase up to $50 million of our common stock and warrants through July 15, 2007. On July 17, 2007, this program was extended until October 15, 2007 and on November 2, 2007 this program was further extended to January 15, 2008. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of September 28, 2007, we had repurchased 5,749,856 shares of our common stock (including shares repurchased as part of our units), 25,133,655 of our warrants (including warrants repurchased as part of our units) and 1,250,000 unit purchase options under this program for an aggregate of $44.3 million. There were no repurchases made between September 28, 2007 and the date of this report.

Item 6.                    Exhibits.

Number	Description
4.1

Supplemental Indenture dated as of March 29, 2007 that was signed on April 3, 2007 among U.S. Bank National Association, the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Jazz/Hua Hong, LLC and Jazz IT Holding, LLC — Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

10.1†	Settlement Agreement dated July 31, 2007 between the Registrant and TC Group, L.L.C. as stockholders’ representative.
10.2

Waiver, dated September 4, 2007, among the Registrant, ThinkEquity Partners LLC and each of Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar — Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-146546).

10.3

First Amendment dated September 6, 2007 to the Amended and Restated Loan and Security Agreement among the Registrant, as parent guarantor, Jazz Semiconductor, Inc., and Newport Fab, LLC, as borrowers, Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, Wachovia Capital Finance Corporation (Western), as administrative agent, and the lenders from time to time party thereto.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2007	JAZZ TECHNOLOGIES, INC.

	By:	/s/ GILBERT F. AMELIO
Gilbert F. Amelio Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ PAUL A. PITTMAN
Paul A. Pittman Executive Vice President and, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
10.1†	Settlement Agreement dated July 31, 2007 between the Registrant and TC Group, L.L.C. as stockholders’ representative.
10.3

First Amendment dated September 6, 2007 to the Amended and Restated Loan and Security Agreement among the Registrant, as parent guarantor, Jazz Semiconductor, Inc., and Newport Fab, LLC, as borrowers, Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, Wachovia Capital Finance Corporation (Western), as administrative agent, and the lenders from time to time party thereto.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.