Form 10-K
period 2007-12-28
Jazz Technologies, Inc.
filed 2008-03-24
CIK 1337675

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32832

Jazz Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-3320580 (I.R.S. Employer Identification No.)
4321 Jamboree Road, Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)

(949) 435-8000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants Units	The American Stock Exchange The American Stock Exchange The American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

         Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price of $3.02 as reported on The American Stock Exchange on June 29, 2007) was approximately $55.7 million. Shares of voting common stock held by directors, executive officers, and by each person who was known to us to beneficially own 10% or more of the outstanding common stock as of such date have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's common stock, $0.0001 par value, as of March 14, 2008 was 19,031,276.

Documents Incorporated by Reference

         The information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by April 26, 2008.

JAZZ TECHNOLOGIES, INC.

FORM 10-K

Year Ended December 28, 2007

TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

        Some of the information contained or incorporated by reference in this current report constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "contemplate," "believe," "estimate," "intends," and "continue" or similar words. You should read statements that contain these words carefully because they:

  •
  discuss future expectations;

  •
  contain projections of future results of operations or financial condition; or

  •
  state other "forward-looking" information.

        We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed or incorporated by reference in this current report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

  •
  the amount of cash on hand available to us;

  •
  our business strategy;

  •
  outcomes of government reviews, inquiries, investigations and related litigation;

  •
  continued compliance with government regulations;

  •
  legislation or regulatory environments, requirements or changes adversely affecting the business in which we are engaged;

  •
  fluctuations in customer demand;

  •
  management of rapid growth; and

  •
  general economic conditions.

        You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this current report.

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

        You should be aware that the occurrence of the events described in the "Risk Factors" portion of this annual report, the documents incorporated herein and Parent's other SEC filings could have a material adverse effect on our business, prospects, financial condition or operating results.

PART I.

Item 1.    Business

Overview

        Jazz Technologies, Inc. is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. We believe our specialty process technologies attract customers who seek to produce analog and mixed-signal semiconductor devices that are smaller and more highly integrated, power-efficient, feature-rich and cost-effective than those produced using standard process technologies. Our customers' analog and mixed-signal semiconductor devices are designed for use in products such as cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems. Our major customers include Skyworks Solutions, Inc., Conexant Systems, Inc., RF Micro Devices, Inc., and Toshiba Corporation. As used in this annual report, "we," "us," "our," "Jazz," the "Company" and words of similar import refer to Jazz Technologies, Inc. and, except where the context otherwise requires, our consolidated subsidiary, Jazz Semiconductor, Inc. The "predecessor" and "Jazz Semiconductor" refer solely to Jazz Semiconductor, Inc., except that, references to the "Company" in the 2006 and prior financial statements for Jazz Semiconductor, Inc., do not refer to Jazz Technologies, Inc., but solely to Jazz Semiconductor, Inc.

Formation

        Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. was incorporated in Delaware on August 12, 2005 as a blank check company by Dr. Gilbert F. Amelio, Mrs. Ellen M. Hancock and Mr. Steve Wozniak for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses in the technology, multimedia and networking sectors, which we accomplished through the acquisition of Jazz Semiconductor, Inc. in February 2007.

        On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor, for $262.4 million in cash, and acquired, as part of the assets of Jazz Semiconductor, $26.1 million in cash. The accompanying consolidated financial statements include the results of operations for Jazz Semiconductor following the date of acquisition. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz Semiconductor was treated as the "acquired" company. In connection with the acquisition, we adopted Jazz Semiconductor's fiscal year. In July 2007, we entered into an agreement with the former Jazz Semiconductor's stockholders that reduced the purchase price by $9.3 million to $253.1 million. The reduction has been reflected in the accompanying financial statements.

        Prior to March 12, 2002, Jazz Semiconductor's business was Conexant's Newport Beach, California semiconductor fabrication operations. Jazz Semiconductor's business was formed upon Conexant's contribution of those fabrication operations to its wholly-owned subsidiary, Newport Fab, LLC and Conexant's contribution of Newport Fab, LLC to Jazz Semiconductor, together with a cash investment in Jazz Semiconductor by affiliates of The Carlyle Group. Conexant and affiliates of The Carlyle Group continued to be the largest stockholders of Jazz Semiconductor, until its acquisition in February 2007. Substantially all of Jazz Semiconductor's business operation was conducted by its wholly-owned subsidiary, Newport Fab, LLC.

        Since its formation in early 2002, Jazz Semiconductor has transitioned its business from a captive manufacturing facility within Conexant to an independent semiconductor foundry. Initially, Jazz Semiconductor's only significant customers were Conexant and its spin-off, Skyworks, which are referred to as its formation customers.

        Since Jazz Semiconductor's formation, it has sought to grow and diversify its revenues through the acquisition of new customers, which are referred to as its post-formation customers. As a result, the percentage of revenues from post-formation customers has grown from 9.7% of total revenues of Jazz Semiconductor in 2003 to 64.5% of total revenues of Jazz in 2007. Jazz Semiconductor has also experienced a significant increase in the number of "design wins"—decisions by post-formation customers to use its process technologies for the design of their future products. It typically takes 8 to 26 months for a successful product design to enter into volume production, at which time a "design win" would be reclassified as a "design in volume production." At December 28, 2007, Jazz had 340 design wins, of which 296 were from post-formation customers. As its design wins from post-formation customers continue to become designs in volume production, the Company expects that revenues from these customers will continue to grow commensurately.

Jazz's Industry

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

  Desegregation of the Semiconductor Industry and the Success of Foundries

        In the past, most semiconductor companies were vertically integrated. They internally designed, fabricated, packaged, tested and marketed their own semiconductors. These vertically integrated semiconductor companies are known as integrated device manufacturers, or IDMs. As the complexity of semiconductor designs has increased, semiconductors have become increasingly challenging to manufacture, requiring both sophisticated manufacturing expertise and significant investment in fabrication facilities, or fabs, and the development of leading-edge process technologies.

        As the cost and skills required for designing and manufacturing complex semiconductors have increased, the semiconductor industry has become increasingly desegregated. This desegregation has fueled the growth of three segments of the semiconductor industry, which together perform the significant functions of an IDM. These are:

  •
  fabless semiconductor companies that design and market semiconductors;

  •
  foundries that manufacture semiconductor wafers; and

  •
  packaging and test companies that encapsulate and test semiconductors.

        Fabless semiconductor companies are gaining an increasing share of the semiconductor market. According to the Fabless Semiconductor Association, a trade organization, sales of semiconductors by fabless companies as a percentage of worldwide sales more than doubled from approximately 8% in 2000 to 20% in 2007. At the same time, many IDMs have announced that they have reduced their investment in their existing and next-generation manufacturing facilities and process technologies as they seek to increase their flexibility to reallocate their resources and capital expenditures. Jazz believes that IDMs that have adopted this "fab-lite" strategy will continue to outsource an increasing percentage of their manufacturing requirements to foundry service providers. Jazz believes that utilizing foundry service providers allows fabless semiconductor companies and IDMs to reduce their manufacturing costs, more efficiently allocate capital, research and development and management resources, and gain access to manufacturing process technologies and production capacity they do not possess.

        Independent foundries have traditionally focused on standard complementary metal oxide semiconductor, or CMOS, processes that are primarily used for digital semiconductor applications. The proliferation of fabless semiconductor companies and the increasing use of outsourcing by many IDMs for a portion of their production have driven the growth of the CMOS foundry industry, including the growth of global foundry revenues derived from the manufacture of analog and mixed signal semiconductors. Jazz believes that many of these analog and mixed signal semiconductors are manufactured using specialty process technologies. In addition, according to estimates of Semico Research Corporation, a semiconductor marketing and consulting research company, the percentage of total semiconductor device revenues manufactured by third-party foundries has increased from 5.6% in 1995 to 20% in 2007, highlighting the increasing role foundries are playing in the semiconductor supply chain.

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

        For many applications in the wireless and high-speed wireline communications, consumer electronics, automotive and industrial end markets, the performance characteristics of specialty process technologies can lead customers to select them over digital CMOS process technologies. As semiconductor performance needs continue to increase in these end markets, Jazz believes the demand for specialty process technologies will also increase.

  Emerging Trend to Outsource Specialty Process Manufacturing Requirements

        Jazz believes that many of the factors and conditions that have driven growth in the outsourcing of manufacturing using standard process technologies will fuel continued growth in the outsourcing of manufacturing using specialty process technologies. There can be no assurance, however, that the factors and conditions that have fueled growth in the outsourcing of manufacturing using standard process technologies will also fuel growth in the outsourcing of manufacturing using specialty process technologies or that any future growth rate in global foundry revenues derived from specialty process technologies will be the same as the growth rate for global foundry revenues derived from standard process technologies. As many IDMs reduce their investment in their existing and next-generation standard CMOS process technologies and manufacturing facilities, it may become less cost-effective for these IDMs to develop, maintain and operate specialty process technology manufacturing lines. Jazz believes these IDMs will increasingly choose to also outsource their specialty process technologies. In addition, Jazz believes that fabless semiconductor companies are increasingly seeking access to specialty process technologies to produce analog and mixed-signal semiconductors.

        To date, most independent foundries have focused primarily on standard CMOS processes instead of specialty process technologies. While some IDMs have provided outsourced specialty process technologies, Jazz believes that competing IDMs and fabless design companies may be reluctant to work with and provide confidential information to IDMs that also manufacture products competitive with theirs. Consequently, Jazz believes that there is significant growth potential for independent foundries with a broad platform of specialty process technologies, advanced design and support capabilities and product application expertise that focus primarily on the specialty foundry opportunity.

Jazz's Solution

        Jazz is an independent semiconductor foundry, providing specialty process technologies, design solutions and application knowledge for the manufacture of analog and mixed-signal semiconductors. Key elements of its solution are as follows:

  •
  Jazz offers an independent and focused source for the manufacture of semiconductors using specialty process technologies.  Most other independent foundries focus on standard process technologies, rather than specialty process technologies. Some IDMs offer specialty process foundry services but also manufacture their own semiconductor products, which may be competitive with the products of their potential customers who seek these services. Jazz combines the benefits of independence with a focus on specialty process technologies.

  •
  Jazz offers a specialized design platform for analog and mixed-signal semiconductors.  Jazz's design engineering support team assists its customers with their advanced designs by leveraging Jazz's application knowledge and experience to help guide their technology selection and design implementation. Jazz's sophisticated design tools and services are specifically tailored to meet analog and mixed-signal design needs, and include specialized device modeling and characterization features that allow simulation of a variety of real world situations, including different temperatures, power levels and speeds.

  •
  Jazz offers a broad range of specialty process technologies.  Jazz's specialty process technology portfolio includes advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS and SiGe BiCMOS processes. In addition to these specialty process technologies, Jazz has recently begun to offer BCD processes optimized for analog semiconductors such as power management, high efficiency audio amplification, and optical driver integrated circuits. The breadth of Jazz's portfolio allows it to offer its customers a wide range of solutions to address their high-performance, high-density, low-power and low-noise requirements for analog and mixed-

    signal semiconductors. These semiconductor devices are used in products such as cellular phones, digital TVs, set-top boxes, gaming devices, wireless local area networking devices, digital cameras, switches, routers and broadband modems. Jazz benefits from the development of specialty process technologies by Conexant and its predecessor, Rockwell Semiconductor Systems, over a period of 35 years.

  •
  Jazz is a leader in high-performance SiGe process technologies.  Jazz offers high performance 150 GHz 0.18 micron SiGe BiCMOS technology, which Jazz believes is one of the most advanced SiGe process technologies in production today. In addition, Jazz recently announced the availability of 200 GHz 0.18 micron SiGe BiCMOS technology. Analog and mixed-signal semiconductors manufactured with SiGe BiCMOS process technologies can be smaller, require less power and provide higher performance than those manufactured with standard CMOS processes. Moreover, SiGe BiCMOS process technologies allow for higher levels of integration of analog and digital functions on the same mixed-signal semiconductor device.

Jazz's Strategy

        Key elements of Jazz's strategy are as follows:

  •
  Further strengthen Jazz's position in specialty process technologies for the manufacture of analog and mixed-signal semiconductors.  Jazz is continuing to invest in its portfolio of specialty process technologies to address the key product attributes that make its customers' products more competitive.

  •
  Target large, growing and diversified end markets.  Jazz targets end markets characterized by high growth and high performance for which it believes its specialty process technologies have a high value proposition, including the wireless and high-speed wireline communications, consumer electronics, automotive and industrial markets. For example, Jazz believes that its specialty process technologies can provide performance and cost advantages over current CMOS solutions in the integration of power amplifiers with RF transceivers for wireless local area networking applications.

  •
  Continue to diversify Jazz's customer base.  Since its formation in early 2002, Jazz Semiconductor has transitioned its business from a captive manufacturing facility within Conexant to an independent semiconductor foundry with 120 post-formation customers as of December 2007. Jazz intends to continue to grow and diversify its business through the acquisition of new customers. Because Jazz Semiconductor's post-formation customers primarily use its specialty process technologies, Jazz expects that its continued acquisition of new customers will result in a continuing increase in the percentage of its revenues that are derived from specialty process technologies.

  •
  Maintain capital efficiency by leveraging its capacity and manufacturing model.  Jazz seeks to maximize the utilization of its Newport Beach, California manufacturing facility and leverage its manufacturing suppliers' facilities in China to meet increased capacity requirements cost-effectively. Jazz can typically increase its specialty process technology capacity and meet its customer performance requirements using adapted semiconductor process equipment sets that are typically one or two generations behind leading-edge digital CMOS process equipment. This typically allows Jazz to acquire lower-cost semiconductor process equipment to operate its Newport Beach, California fab. Jazz is also able to access and adapt existing capacity cost-effectively through supply and licensing agreements, such as those with Advanced Semiconductor Manufacturing Corporation of Shanghai ("ASMC") and Shanghai Hua Hong NEC Electronics Company Ltd ("HHNEC").

Process Technologies

        Process technologies are the set of design rules, electrical specifications and process steps that Jazz implements for the manufacture of semiconductors on silicon wafers. In addition to offering standard process technologies, Jazz has a strong heritage of manufacturing analog and mixed-signal semiconductors using specialty process technologies, including advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS and SiGe BiCMOS process technologies. These analog and mixed-signal semiconductors are used in products targeting the wireless and high-speed wireline communications, consumer electronics, automotive and industrial end markets. Jazz also now offers BCD process technologies optimized for analog semiconductors such as power management, high-efficiency audio amplification and optical driver integrated circuits.

  Jazz's Standard Process Technologies

        Jazz refers to its digital CMOS and standard analog CMOS process technologies as standard process technologies. Digital CMOS process technologies are the most widely used process technologies in the semiconductor industry because they require less power than other technologies for digital functions and allow for the dense placement of digital circuits onto a single semiconductor, such as a graphics or baseband processor. Jazz currently has digital CMOS processes in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and has announced availability of a 0.13 micron process. These digital CMOS process technologies form the baseline for Jazz's standard analog CMOS processes.

        Standard analog CMOS process technologies have more features than digital CMOS process technologies and are well suited for the design of low-frequency analog and mixed-signal semiconductors. These process technologies generally incorporate basic passive components, such as capacitors and resistors, into a digital CMOS process. Jazz currently has standard analog CMOS processes in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and has announced availability of a 0.13 micron process. These standard analog CMOS process technologies form the baseline for Jazz's specialty process technologies.

        While other foundries may offer standard analog processes, most do not offer specialty process technologies. Other foundries, however, offer standard analog processes at more advanced geometries than Jazz offers, such as 90 nanometer CMOS process technologies. In certain circumstances, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required, a customer may choose to design a product in a standard analog CMOS process technology at an advanced geometry, such as 90 nanometer CMOS, instead of choosing a specialty process technology at a larger geometry.

  Jazz's Specialty Process Technologies

        Jazz refers to its advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS, SiGe BiCMOS and BCD process technologies, as specialty process technologies. Most of Jazz's specialty process technologies are based on CMOS processes with added features to enable improved size, performance and cost characteristics for analog and mixed-signal semiconductors. Products made with Jazz's specialty process technologies are typically more complex to manufacture than products made using standard process technologies employing similar line widths. Generally, customers who use Jazz's specialty process technologies cannot easily move designs to another foundry because the analog characteristics of the design are dependent upon its implementation of the applicable process technology. The relatively small engineering community with specialty process know-how has also limited the number of foundries capable of offering specialty process technologies. In addition, the specialty process design infrastructure is complex and includes design kits and device models that are specific to the foundry in which the process is implemented and to the process technology itself.

        Jazz's advanced analog CMOS process technologies have more features than standard analog CMOS process technologies and are well suited for higher performance or more highly integrated analog and mixed-signal semiconductors, such as high-speed analog-to-digital or digital-to-analog converters and mixed-signal semiconductors with integrated data converters. These process technologies generally incorporate higher density passive components, such as capacitors and resistors, as well as improved active components, such as native or low voltage devices, and improved isolation techniques, into standard analog CMOS process technologies. Jazz currently has advanced analog CMOS process technologies in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and has announced the availability of a 0.13 micron process. These advanced analog CMOS processes form the baseline for Jazz's other specialty process technologies.

        Jazz's RF CMOS process technologies have more features than advanced analog CMOS process technologies and are well suited for wireless semiconductors, such as highly integrated wireless transceivers, power amplifiers, and television tuners. These process technologies generally incorporate integrated inductors, high performance variable capacitors, or varactors, and RF laterally diffused metal oxide semiconductors into an advanced analog CMOS process technology. In addition to the process features, Jazz's RF offering includes design kits with RF models, device simulation and physical layouts tailored specifically for RF performance. Jazz currently has RF CMOS process technologies in 0.25 micron and 0.18 micron and has announced availability of a 0.13 micron process. These RF CMOS process technologies form the baseline for some of our other specialty process technologies.

        Jazz's high voltage CMOS and BCD process technologies have more features than advanced analog CMOS processes and are well suited for power and driver semiconductors such as voltage regulators, battery chargers, power management products and audio amplifiers. These process technologies generally incorporate higher voltage CMOS devices such as 5V, 8V, 12V and 40V devices, and, in the case of BCD, bipolar devices, into an advanced analog CMOS process. Jazz currently has high voltage CMOS offerings in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron, and BCD offerings in 0.5 micron. Jazz is working on extending the high voltage options to include a 0.35 micron BCD process technology and 60V capabilities in the future to enable higher levels of analog integration at voltage ranges that are suitable for automotive electronics and line power conditioning for consumer devices.

        Jazz's BiCMOS process technologies have more features than RF CMOS process technologies and are well suited for RF semiconductors such as wireless transceivers and television tuners. These process technologies generally incorporate high-speed bipolar transistors into an RF CMOS process. The equipment requirements for BiCMOS manufacturing are specialized and require enhanced tool capabilities to achieve high yield manufacturing. Jazz currently has BiCMOS process technologies in 0.35 micron.

        Jazz's SiGe BiCMOS process technologies have more features than BiCMOS processes and are well suited for more advanced RF semiconductors such as high-speed, low noise, highly integrated multi-band wireless transceivers, television tuners and power amplifiers. These process technologies generally incorporate a silicon germanium bipolar transistor, which is formed by the deposition of a thin layer of silicon germanium within a bipolar transistor, to achieve higher speed, lower noise, and more efficient power performance than a BiCMOS process technology. It is also possible to achieve speeds using SiGe BiCMOS process technologies equivalent to those demonstrated in standard CMOS processes that are two process generations smaller in line-width. For example, a 0.18 micron SiGe BiCMOS process is able to achieve speeds comparable to a 90 nanometer RF CMOS process. As a result, SiGe BiCMOS makes it possible to create analog products using a larger geometry process technology at a lower cost while achieving similar or superior performance to that achieved using a smaller geometry standard CMOS process technology. The equipment requirements for SiGe BiCMOS manufacturing are similar to the specialized equipment requirements for BiCMOS. Jazz has developed enhanced tool capabilities in conjunction with large semiconductor tool suppliers to achieve high yield SiGe manufacturing. Jazz believes this equipment and related process expertise makes Jazz one of the few silicon manufacturers with demonstrated ability to deliver SiGe BiCMOS products. Jazz currently has SiGe BiCMOS process technologies at 0.35 micron and 0.18 micron and is developing a 0.13 micron SiGe BiCMOS process.

        Jazz continues to invest in technology that helps improve the performance, integration level and cost of analog and mixed-signal products. This includes improving the density of passive elements such as capacitors and inductors, improving the analog performance and voltage handling capability of active devices, and integrating advanced features in Jazz's specialty CMOS processes that are currently not readily available. Examples of such features currently under development include technologies aimed at integrating micro-electro-mechanical-system (MEMS) devices with CMOS, adding silicon-on-insulator (SOI) substrates to enable increased integration of RF and analog functions on a single die and scaling the features Jazz offers today to the 0.13 micron process technology.

Manufacturing

        Jazz has placed significant emphasis on achieving and maintaining a high standard of manufacturing quality. Jazz seeks to enhance its production capacity for its high-demand specialty process technologies and to design and implement manufacturing processes that produce consistently high manufacturing yields. Jazz's production capacity in each of its specialty process technologies enables Jazz to provide its customers with volume production, flexibility and quick-to-market manufacturing services. All of Jazz's process research and development is performed in its manufacturing facility in Newport Beach, California.

  Capacity

        Jazz currently has the capacity in its Newport Beach, California fab to commence the fabrication process for approximately 21,000 standard CMOS eight-inch equivalent wafers per month based on 20 photo masking layers; however, with a more representative mix of standard CMOS and high-variability specialty process technology, Jazz typically would have the capacity to commence the fabrication process for approximately 17,000 eight-inch wafers per month in that fab. Jazz's fab generally operates 24 hours per day, seven days per week. Jazz provides a variety of services in Newport Beach, California from full scale production to small engineering qualification lot runs to probe services. Jazz has the ability to rapidly change the mix of production processes in use in order to respond to changing customer needs and maximize utilization of the fab.

        Jazz also plans to seek opportunities to add manufacturing capacity outside of this facility as needed by expanding its existing manufacturing supply relationships, entering into new relationships with other manufacturers or acquiring existing manufacturing facilities. Consistent with this strategy, Jazz has entered into supply agreements with each of ASMC and HHNEC, two of China's leading silicon semiconductor foundries. These agreements are designed to provide Jazz with low-cost, scalable production capacity and multiple location sourcing for its customers. To date, Jazz has not utilized significant capacity from its manufacturing suppliers. While these suppliers have substantially met its requests for wafers to date, if Jazz had a sudden significant increase in demand for their services, it is unlikely that they would be able to satisfy its increased demand in the short term.

  Equipment

        Jazz's policy is to qualify the vendors from which it purchases equipment to assure process consistency, expedite installation and production release, reduce consumable inventories, combine equipment support resources and maximize supplier leverage. The principal equipment Jazz uses to manufacture semiconductor wafers are scanners, steppers, track equipment, etchers, furnaces, automated wet stations, implanters and metal sputtering, chemical vapor deposition and chemical mechanical planarization equipment. Jazz can expand its specialty process manufacturing capacity by purchasing lower-cost equipment because it is able to meet its customers' performance requirements using adapted digital CMOS equipment sets that are typically one or two generations behind leading-edge digital CMOS process equipment.

        Jazz's Newport Beach, California fab is organized into bays based on function with manufacturing operations performed in clean rooms in order to maintain the quality and integrity of wafers that it produces. Clean rooms have historically been rated on the number of 0.5 micron particles allowable within a cubic foot of air, and Jazz generally refers to them as class-1, 10, 100, 1,000, 10,000, or 100,000 on that basis. A significant majority of Jazz's current clean rooms operate at a class-10 level.

  Raw Materials

        Jazz's manufacturing processes use highly specialized materials, including semiconductor wafers, chemicals, gases and photomasks. These raw materials are generally available from several suppliers. However, Jazz often selects one vendor to provide it with a particular type of material in order to obtain preferred pricing. In those cases, Jazz generally also seeks to identify, and in some cases qualify, alternative sources of supply.

        Jazz generally maintains sufficient stock of principal raw material for production based its on historical usage. Jazz's vendors also generally keep pre-approved material at their local warehouse in order to support changes that may occur in Jazz's requirements and to respond to quality issues. Although some of Jazz's purchase order contracts contain price and capacity commitments, these commitments tend to be short term in nature. However, Jazz has agreements with several key material suppliers under which they hold similar levels of inventory at Jazz's warehouse and fab for its use. Jazz is not under any obligation under these agreements to purchase raw material inventory that is held by its vendors at its site until Jazz actually uses it, unless Jazz holds the inventory beyond specified time limits.

        Jazz receives one of its liquid chemicals, EKC 652, which is used in the etch process from E.I. du Pont de Nemours and Company. DuPont is the sole source supplier of this chemical and its chemistry is unique. Jazz believes that it would take between four and six months to replace this chemical in the event DuPont were unable or unwilling to continue as a supplier.

        Jazz uses a large amount of water in its manufacturing process. Jazz obtains water supplies from the local municipality. Jazz also uses substantial amounts of electricity supplied by Southern California Edison in the manufacturing process. Jazz maintains back-up generators that are capable of providing adequate amounts of electricity to maintain vital life safety systems, such as toxic gas monitors, fire systems, exhaust systems and emergency lighting in case of power interruptions, which it has experienced from time to time.

  Quality Control

        Jazz seeks to attract and retain leading international and domestic semiconductor companies as customers by establishing and maintaining a reputation for high quality and reliable services and products. Jazz's Newport Beach, California fab has achieved ISO9001:2000 certification and has also obtained certification for implementing the standard requirements of ISO 14001:2004, ISO/IEC 27001:2005 and the specification OHSAS 18001:1999. ISO9001:2000 sets the criteria for developing a fundamental quality management system. This system focuses on continuous improvement, defect prevention and the reduction of variation and waste. ISO 14001 consists of a set of standards that provide guidance to the management of organizations to achieve an effective environmental management system. ISO/IEC 27001:2005 replaces the previous BS7799 standard, and is the new global certification that focuses on security information management activities associated with the reduction of security breaches. OHSAS 18001:1999 is an internationally accepted specification that defines the requirements for establishing, implementing and operating an Occupational Health and Safety Management System, which is a framework that allows an organization to consistently identify and manage operational risks, reduce the potential for accidents, help achieve compliance with health and safety legislation, and continually improve its performance.

        Currently, the Company is working on the implementation of ISO/TS 16949:2002, an ISO Technical Specification written by the International Automotive Task Force (IATF) which aligns existing US, German, French and Italian automotive quality system standards within the global automotive industry. ISO/TS16949:2002 specifies the quality system requirements for the design, development, production, installation and servicing of automotive-related products.

        Jazz's implements quality assurance initiatives that are designed to ensure high yields at its facilities. Jazz tests and monitors raw materials and production at various stages in the manufacturing process before shipment to customers. Quality assurance also includes on-going production reliability audits and failure tracking for early identification of production problems.

        Jazz also conducts routine second party audits at ASMC and HHNEC, to assess their semiconductor manufacturing process. These quality audits involve Jazz's engineers and management meetings with representatives of ASMC and HHNEC, inspecting their core processes and orchestrating changes and enhancements designed to ensure that each entity has effectively implemented standards similar to Jazz's.

Jazz's Services

        Jazz primarily manufactures semiconductor wafers for its customers. Jazz focuses on providing a high level of customer service in order to attract customers, secure production from them and maintain their continued loyalty. Jazz emphasizes responsiveness to customer needs, flexibility, on-time delivery, speed to market and accuracy. Jazz's customer-oriented approach is evident in two prime functional areas of customer interaction: customer design development and manufacturing services. Throughout the customer engagement process, Jazz offers services designed to provide its customers with a streamlined, well-supported, easy to monitor product flow. Jazz believes that this process enables its customers to get their products to market quickly and efficiently.

        Wafer manufacturing requires many distinct and intricate steps, each of which must be completed accurately in order for finished semiconductor devices to work as intended. After a design moves into volume production, Jazz continues to provide ongoing customer support through all phases of the manufacturing process.

        The processes required to take raw wafers and turn them into finished semiconductor devices are generally accomplished through five steps: circuit design, mask making, wafer fabrication, probe, and assembly and test. The services Jazz offers to its customers in each of the five steps are described below.

  Circuit Design

        Jazz interacts closely with customers throughout the design development and prototyping process to assist them in the development of high performance and low power consumption semiconductor designs and to lower their final die, or individual semiconductor, costs through die size reductions and integration. Jazz provides engineering support and services as well as manufacturing support in an effort to accelerate its customers' design and qualification process so that they can achieve faster time to market. Jazz has entered into alliances with Cadence Design Systems, Inc., Synopsys, Inc. and Mentor Graphics Corp., leading suppliers of electronic design automation tools, and also licensed technology from ARM Holdings plc and Synopsys, Inc., leading providers of physical intellectual property components for the design and manufacture of semiconductors. Through these relationships, Jazz provides its customers with the ability to simulate the behavior of its processes in standard electronic design automation, or EDA, tools. To provide additional functionality in the design phase, Jazz offers its customers standard and proprietary models within design kits that it has developed. These design kits, which collectively comprise its design library, or design platform, allow Jazz's customers quickly to simulate the performance of a semiconductor design in Jazz's processes, enabling them to refine their product design before actually manufacturing the semiconductor.

        The applications for which Jazz's specialty process technologies are targeted present challenges that require an in-depth set of simulation models. Jazz provides these models as an integral part of its design platform. At the initial design stage, Jazz's customers' internal design teams use Jazz's proprietary design kits to design semiconductors that can be successfully and cost-effectively manufactured using Jazz's specialty process technologies. Jazz's engineers, who typically have significant experience with analog and mixed-signal semiconductor design and production, work closely with Jazz's customers' design teams to provide design advice and help them optimize their designs for Jazz's processes and their performance requirements. After the initial design phase, Jazz provides its customers with a multi-project wafer service to facilitate the early and rapid use of Jazz's specialty process technologies, which allows them to gain early access to actual samples of their designs. Under this multi-project wafer service, Jazz schedules a bimonthly multi-project wafer run in which it manufactures several customers' designs in a single mask set, providing its customers with an opportunity to reduce the cost and time required to test their designs. Jazz believes its circuit design expertise and its ability to accelerate its customers' design cycle while reducing their design costs represents one of its competitive strengths.

  Photomask Making

        Jazz's engineers generally assist its customers to design photomasks that are optimized for its specialty process technologies and equipment. Actual photomask production occurs at independent third parties that specialize in photomask making.

  Wafer Fabrication

        Jazz provides wafer fabrication services to its customers using specialty process technologies, including advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS, SiGe BiCMOS and BCD processes, as well as using standard CMOS process technologies. During the wafer fabrication process, Jazz performs procedures in which a photosensitive material is deposited on the wafer and exposed to light through a mask to form transistors and other circuit elements comprising a semiconductor. The unwanted material is then etched away, leaving only the desired circuit pattern on the wafer. By using Jazz's ebizz web site, customers are able to access their lot status and work-in-process information via the Internet.

  Probe

        After a visual inspection, individual die on a wafer are tested, or "probed," electrically to identify die that fail to meet required standards. Die that fail this test are marked to be discarded. Jazz generally offers wafer probe services at the customer's request and conducts those services internally in order to obtain accurate data on manufacturing yield rates more quickly. At times when wafers are ordered in excess of Jazz's probe capacity in its Newport Beach, California fab, Jazz may offer to coordinate shipping of completed wafers to third-party vendors for probe services.

  Assembly and Test

        Following wafer probe, wafers go through the assembly and test process to form finished semiconductor products. Jazz typically refers its customers to third-party providers of assembly and test services.

Sales and Marketing

        Jazz seeks to establish and maintain relationships with its customers by providing a differentiated process technology portfolio, effective technical services and support and flexible manufacturing. Jazz's sales process is a highly technical and lengthy process. The entire cycle from design win to volume production typically takes between eight and 26 months. During this cycle, Jazz's customers typically dedicate anywhere from three to twelve engineers to support the design, prototype and evaluation phases of their products.

  Jazz's Sales Process

        The following chart portrays Jazz's sales process.

        Design Win Acquisition Phase.    Jazz's sales personnel work closely with current and potential customers to identify opportunities for them to pursue product designs using Jazz's process technologies. The customer's decision to design a semiconductor product using one of Jazz's process technologies is based upon several technical and economic factors, including choosing the optimal process technology to achieve a cost-effective solution for their semiconductor device.

        The decision to use a specialty process technology also generally requires the customer to select Jazz's specialty process foundry. Customers do not typically move a given design between foundries until the next generation of that design is evaluated because of the highly sensitive and variable nature of specialty process production. The same semiconductor design produced at different specialty process foundries, or even at different times in the same foundry, may have materially different performance characteristics. As a result, customers place significant value upon a given foundry's ability to produce devices that consistently meet specifications, and may be reluctant to shift to another foundry once the process has been stabilized. Given the high switching costs associated with specialty process devices, the design decision process represents a significant commitment by the customer, consuming between one and twelve months and often involving the customer's product architects, design engineers, purchasing personnel and executive management. Jazz's customers will often install Jazz's proprietary design platform, which runs on industry standard EDA tools. The customer will often design a test circuit for Jazz's process in order to evaluate how the circuit performs in an actual silicon implementation. Jazz refers to a customer's decision to design a specific semiconductor using one of its processes as a design win. As of any particular date, Jazz defines a customer as any party from whom it has recognized revenues in the prior twelve months. As of December 28, 2007, Jazz had approximately 340 design wins from over 95 customers. A design win commences the design phase.

        Design Phase.    The design phase typically involves from three to twelve of Jazz's customer's design engineers and one of Jazz's technical support engineers. This phase generally takes from four to twelve months, after which time the customer provides a circuit data file for which Jazz purchases mask reticles for the manufacture of the semiconductor and commences manufacture of the customer's design, which is considered a "tape-in," at which point the prototype phase commences.

        Prototype Phase.    During the prototype phase, Jazz manufactures the customer's prototype semiconductor and ships the silicon wafers to the customer for functional testing and verification. The customer may test the devices at the wafer or die level, or may package and test the prototype semiconductor devices. Once the customer tests its product design in an actual silicon implementation, the customer may need to make modifications to its design in order to increase performance, add features or correct a design error. The prototype phase typically requires two to twelve months, depending on the number of design modifications required. Once the customer determines that the semiconductors they have developed are ready to ship to its end-customers for evaluation, the evaluation phase commences.

        Evaluation Phase.    After the customer receives functioning semiconductors, it typically provides them to its own end-customers for evaluation. These semiconductors are generally application specific devices targeted for products such as cellular phones, digital TVs, set-top boxes, gaming devices, wireless local area networking devices, digital cameras, switches, routers and broadband modems. If Jazz's customer successfully wins a sub-system or system level design with its customers, which typically takes from two months to twelve months, it in turn places orders with Jazz to satisfy its customer's requirements, and production manufacturing commences. Once 100 wafers incorporating a particular design have been ordered, the evaluation phase is complete, the design is classified as being in volume production, and it is removed from the design win total.

        Of Jazz's design wins as of December 28, 2007, approximately 9% are in the design phase, approximately 32% are in the prototype phase, approximately 29% are in the evaluation phase, and approximately 30% are in the production phase. If at any time during the process Jazz's customer determines to abandon its design effort, Jazz considers the design a "lost design win," and no longer counts it towards its total number of design wins.

  Sales Contracts

        A few of Jazz's major customers purchase services and products from it on a contract basis. Most other customers purchase from Jazz using purchase orders. Jazz prices its products for these customers on a per wafer or per die basis, taking into account the complexity of the technology, the prevailing market conditions, volume forecasts, the strength and history of its relationship with the customer and its current capacity utilization.

        Most of its customers usually place their orders only two to four months before shipment; however a few of its major customers are obligated to provide Jazz with longer forecasts of their wafer needs.

  Marketing

        Jazz publishes press releases, opinion editorials and whitepapers, performs presentations, participates in panel sessions at industry conferences, holds a variety of regional and international technology seminars, and attends and exhibits at a number of industry trade shows to promote its products and services. Jazz discusses advances in its process technology portfolio and progress on specific relevant programs with its prospective and major customers as well as industry analysts and research analysts on a regular basis.

Customers, Markets and Applications

        Jazz's customers use its processes to design and market a broad range of digital, analog and mixed-signal semiconductors for diverse end markets including wireless and high-speed wireline communications, consumer electronics, automotive and industrial. Jazz manufactures products that are used for high-performance applications such as transceivers and power management for cellular phones; transceivers and power amplifiers for wireless local area networking products; power management, audio amplifiers and driver integrated circuits for consumer electronics; tuners for digital televisions and set-top boxes; modem chipsets for broadband access devices and gaming devices; serializer/deserializers, or SerDes, for fiber optic transceivers; focal plan arrays for imaging applications; and wireline interfaces for switches and routers.

  Order Backlog

        Jazz's backlog, which represents the aggregate purchase price of orders received from customers, but not yet recognized as revenues, was approximately $45.9 million at December 28, 2007. Jazz expects to fill a significant majority of orders in backlog at December 28, 2007, within the current fiscal year. All of Jazz's orders, however, are subject to possible rescheduling by its customers. Rescheduling may relate to quantities or delivery dates, but sometimes relates to the specifications of the products it is shipping. Some of Jazz's supply contracts with its largest customers provide for penalties if firm orders are cancelled. Other customers do business with Jazz on a purchase order basis, and some of these orders may be cancelled by the customer without penalty. Jazz also may elect to permit cancellation of orders without penalty where management believes it is in its best interests to do so. Consequently, Jazz cannot be certain that orders on backlog will be shipped when expected or at all. For these reasons, as well as the cyclical nature of its industry, Jazz believes that its backlog at any given date is not a meaningful indicator of its future revenues.

  Jazz's Major Customers

        Skyworks Solutions, Inc. is an industry leader in radio solutions and precision analog semiconductors servicing a diversified set of mobile communications customers. Skyworks was formed upon the spin-off of Conexant's wireless communications division and subsequent merger with Alpha Industries, Inc. Jazz works closely with Skyworks to define the process technologies it requires to design certain of its next-generation products for its target markets. The products that Jazz manufactures for Skyworks include semiconductors used in RF transceivers and power control devices for cellular phone applications. Skyworks Solutions, Inc. accounted for 20% of Jazz's revenues for the year ended December 28, 2007.

        Conexant Systems, Inc. is a leading semiconductor supplier providing system solutions that enable digital information and entertainment networks. Conexant's product portfolio includes the building blocks required for bridging cable, satellite, and terrestrial data, digital video networks and wireless local area networks. Jazz continues to produce a significant percentage of Conexant's wafer requirements. Conexant remains a large and important customer for it, and Jazz continues to work closely with Conexant to capture its new design opportunities. The products that Jazz manufactures for Conexant include semiconductors used in analog, DSL and cable modems, personal computers, set-top boxes and gaming devices. Conexant Systems, Inc. accounted for 15% of Jazz's revenues for the year ended December 28, 2007.

        RF Micro Devices, Inc. designs, develops, manufactures and markets proprietary radio frequency integrated circuits, or RFICs, primarily for wireless communications products and applications such as cellular phones and base stations, wireless local area networking devices and cable modems. RF Micro Devices offers a broad array of products, including amplifiers, mixers, modulators/demodulators, and single-chip receivers, transmitters and transceivers that represent a substantial majority of the RFICs required in wireless handsets. The products that Jazz manufactures for RF Micro devices include semiconductors used in cellular transceivers, power controllers and wireless infrastructure components. RF Micro Devices, Inc accounted for 14% of Jazz's revenues for the year ended December 28, 2007.

        Toshiba Corporation designs and manufactures high-quality flash memory-based storage solutions, discrete devices, displays, advanced materials, medical tubes, custom SoCs/ASICs, digital multimedia and imaging products, microcontrollers and wireless components, that make possible today's leading cell phones, MP3 players, cameras, medical devices, automotive electronics and more. Through advanced and reliable electronic components, Toshiba enables its customers to create market-leading designs and product breakthroughs from OEMs, ODMs, CMs, distributors and fabless chip companies worldwide. Toshiba Corporation is Japan's largest semiconductor manufacturer and the world's fourth largest semiconductor manufacturer. Toshiba Corporation accounted for 13% of Jazz's revenues for the year ended December 28, 2007.

  New Customer Development

        Through Jazz's focus on developing new customer relationships, at December 28, 2007, Jazz had secured approximately 340 design wins with over 95 post-formation customers across a broad range of end markets. In addition, at December 28, 2007, approximately 73 post-formation customer designs had moved to designs in volume production. Jazz believes its continuous focus on achieving design wins as well as on ramping up production volumes of its current design wins will allow it to continue to diversify and grow its revenue base. The following table provides a summary of end-user applications as well as representative products addressed by its design wins and designs in volume production:

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

Competition

        Jazz competes internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Chartered Semiconductor Manufacturing Ltd., which, in addition to providing leading edge complementary metal oxide semiconductor process technologies, also have capacity for some specialty process technologies. Jazz also competes with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM. In addition, several new dedicated foundries have commenced operations and may compete directly with Jazz. Many of Jazz's competitors have higher capacity, longer operating history, longer or more established relationships with their customers, superior research and development capability and greater financial and marketing resources than Jazz. As a result, these companies may be able to compete more aggressively over a longer period of time than Jazz.

        IBM competes in both the standard CMOS segment and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. Jazz believes that most of the large dedicated foundry service providers compete primarily in the standard CMOS segment, but they also have capacity for specialty process technologies. Prior to Jazz's separation from Conexant, Conexant entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company under which Taiwan Semiconductor Manufacturing Company licensed from Conexant the right to manufacture semiconductors using Conexant's then existing 0.18 micron or greater SiGe BiCMOS process technologies. Jazz does not believe that Taiwan Semiconductor Manufacturing Company has focused its business on the SiGe BiCMOS market to date. However, Taiwan Semiconductor Manufacturing Company publicly announced in 2001 that it planned to use the licensed technology to accelerate its own foundry processes for the networking and wireless communications markets. Since Jazz Semiconductor's formation, Jazz has continued to make improvements in its SiGe BiCMOS process technology. Jazz has not licensed any of these improvements to Taiwan Semiconductor Manufacturing Company. Jazz does not believe that the license of SiGe BiCMOS process technology by Taiwan Semiconductor Manufacturing Company has had any significant effect on its business. In the event Taiwan Semiconductor Manufacturing Company determines to focus its business on the SiGe BiCMOS market, it may use and develop the technology licensed to it in 2001 to compete directly with Jazz in the specialty market, and such competition may harm Jazz's business.

        As Jazz's competitors continue to increase their manufacturing capacity, there could be an increase in specialty semiconductor capacity during the next several years. As specialty capacity increases there may be more competition and pricing pressure on Jazz's services, and under utilization of its capacity may result. Any significant increase in competition or pricing pressure may erode its profit margins, weaken Jazz's earnings or increase its losses.

        Additionally, some semiconductor companies have advanced their complementary metal oxide semiconductor designs to 90 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by Jazz's specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz's specialty process technologies will therefore compete with these advanced CMOS processes for customers and some of its potential and existing customers could elect to design these advanced CMOS processes into their next generation products. Jazz is not currently capable, and does not currently plan to become capable, of providing CMOS processes at these smaller geometries. If Jazz's existing customers or new customers choose to design their products using these CMOS processes Jazz's business may suffer.

        The principal elements of competition in the semiconductor foundry industry include:

  •
  technical competence;

  •
  production speed and cycle time;

  •
  time-to-market;

  •
  research and development quality;

  •
  available capacity;

  •
  fab and manufacturing yields;

  •
  customer service;

  •
  price;

  •
  management expertise; and

  •
  strategic relationships.

        There can be no assurance that Jazz will be able to compete effectively on the basis of all or any of these elements. Jazz's ability to compete successfully may depend to some extent on factors outside of its control, including industry and general economic trends, import and export controls, exchange controls, exchange rate fluctuations, interest rate fluctuations and political developments. If Jazz cannot compete successfully in its industry, its business and results of operations will be harmed.

Research and Development

        The semiconductor industry is characterized by rapid changes in technology. As a result, effective research and development is essential to Jazz's success. Jazz invested approximately $14.1 million in 2007 in research and development, which represented 7.7% of its revenues. Jazz plans to continue to invest significantly in research and development activities to develop advanced process technologies for new applications. As of December 28, 2007, Jazz employed 69 professionals in its research and development department, approximately 24 of whom hold Ph.D. degrees.

        Jazz's research and development activities seek to upgrade and integrate manufacturing technologies and processes. Although Jazz emphasizes firm-wide participation in the research and development process, it maintains a central research and development team primarily responsible for developing cost-effective technologies that can serve the manufacturing needs of its customers. A substantial portion of Jazz's research and development activities are undertaken in cooperation with its customers and equipment vendors.

Intellectual Property

        Jazz's success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, Jazz has acquired certain patents and patent licenses and intends to continue to seek patents covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. As of December 28, 2007, Jazz had 143 patents in force in the United States and 23 patents in force in foreign countries. Jazz also had 25 pending patent applications in the United States, 22 pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty.

        Jazz's issued patents have expiration dates ranging from 2008 to 2025. Jazz considers its patent portfolio to be important to its business, but does not view any single patent as material in relation to its overall revenues. Jazz believes that its SiGe and BiCMOS portfolios are material to its business. Patents within its SiGe portfolio expire at various times from 2020 to 2024. Patents within its RF CMOS portfolio expire at various times from 2018 to 2024. Patents within its BiCMOS portfolio expire at various times from 2008 to 2024.

        Jazz's expired patents generally related to legacy technologies that were developed by its predecessors, namely Rockwell. Due to the rapid pace of technological changes and advancement in the field of semiconductor fabrication and processing, Jazz does not believe that the expiration of these patents materially affects its competitive position.

        Jazz has entered into various patent licenses. For example, Jazz Semiconductor entered into a technology license agreement under which it licensed to ASMC, without the right to sublicense, CMOS, RF CMOS, BiCMOS and SiGe BiCMOS process technologies and engineering assistance, for use in connection with its manufacture of wafers for Jazz Semiconductor. Jazz Semiconductor also licensed its process technologies, patents and know how relating to the production of certain CMOS and RF CMOS wafers to HHNEC for its own use and certain RF CMOS and SiGe BiCMOS process technologies for use solely in connection with the manufacture of wafers for Jazz Semiconductor, in each case without the right to sublicense.

        Jazz Semiconductor entered into a technology license agreement that grants to it worldwide perpetual license rights from PolarFab regarding certain process technologies that it intends to incorporate into its BCD process technologies for the manufacture of wafers by Jazz for its customers and customers of PolarFab. Jazz Semiconductor also entered into an associated technology transfer agreement for such processes. Jazz is able to adapt, prepare derivatives based on, or otherwise exploit the licensed technology, however, Jazz is restricted from using certain licensed BCD process technologies with respect to motor controllers for hard disk drives. Jazz is also able to sublicense the process technologies to ASMC, HHNEC and any of its future manufacturing suppliers to manufacture for Jazz and its customers.

        During 2004, Jazz Semiconductor entered into a cross license and release agreement with an unrelated third party. The license includes technology developed by the third party related to Jazz Semiconductor's manufacturing process. In exchange for the license and release, Jazz Semiconductor agreed to make certain payments through 2007. Jazz may choose to obtain additional patent licenses or enter into additional patent cross-licenses in the future. However, there can be no assurance as to whether future agreements will be reached or as to the terms of any agreement that is consummated.

        In connection with Jazz Semiconductor's separation from Conexant, Conexant contributed to Jazz Semiconductor a substantial portion of its intellectual property, including software licenses, patents and intellectual property rights in know-how related to its business. Jazz Semiconductor agreed to license intellectual property rights relating to the owned intellectual property contributed to Jazz Semiconductor by Conexant back to Conexant and its affiliates. Conexant may use this license to have Conexant products produced by third-party manufacturers and to sell such products, but must obtain Jazz Semiconductor's prior consent to sublicense these rights for the purpose of enabling that third party to provide semiconductor fabrication services to Conexant.

        In connection with Jazz Semiconductor's formation, Conexant granted to Jazz Semiconductor non-exclusive, royalty-free licenses:

  •
  in patents and process technology materials for use at its facilities in order to produce, sell, develop and improve semiconductor wafers and devices;

  •
  to use the design kits that Jazz Semiconductor offers to its customers; and

  •
  to certain other intellectual property used in Jazz Semiconductor's business.

        The agreement provides that in no event will Jazz Semiconductor's or Conexant's aggregate liability to the other exceed $5.0 million, nor will Jazz Semiconductor or they be liable for consequential or incidental damages. Because the amount of Conexant's indemnity obligation to Jazz Semiconductor is capped, it may not be sufficient to cover all damages Jazz might have to pay, or other costs Jazz may incur in connection with the agreement.

        Prior to Jazz Semiconductor's separation from Conexant, Conexant entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company under which Taiwan Semiconductor Manufacturing Company licensed from Conexant the right to manufacture semiconductors using Conexant's then existing 0.18 micron or greater SiGe BiCMOS process technologies.

        Jazz's ability to compete depends on its ability to operate without infringing the proprietary rights of others. The semiconductor industry is generally characterized by frequent litigation regarding patent and other intellectual property rights. As is the case with many companies in the semiconductor industry, Jazz has from time to time received communications from third parties asserting that their patents cover certain of its technologies or alleging infringement of their other intellectual property rights. Jazz expects that it will receive similar communications in the future. Irrespective of the validity or the successful assertion of such claims, Jazz could incur significant costs and devote significant management resources to the defense of these claims, which could seriously harm the Company. There is no material litigation involving an infringement claim currently pending against Jazz.

Environmental Matters

        Semiconductor manufacturing processes generate solid, gaseous, liquid and other industrial wastes in various stages of the manufacturing process. Jazz has installed various types of pollution control equipment in its fab to reduce, treat and, where feasible, recycle the wastes generated in its manufacturing process. Jazz's operations are subject to strict regulation and periodic monitoring by the United States Environmental Protection Agency along with several state and local environmental agencies.

        Jazz has implemented an environmental management system that assists Jazz in identifying applicable environmental regulations, evaluating compliance status and establishing timely waste preventive measures. Jazz has also obtained certification for implementing the standard requirements of ISO 14001:2004. ISO 14001 consists of a set of standards that provide guidance to the management of organizations to achieve an effective environmental management system.

        Jazz believes that it has adopted pollution measures for the effective maintenance of environmental protection standards substantially consistent with U.S. federal, state and local environmental regulations. Jazz also believes that it is currently in material compliance with applicable environmental laws and regulations.

Litigation

        Jazz is not currently involved in material litigation or other proceedings. As is the case with many companies in the semiconductor industry, Jazz has from time to time received notices alleging infringement of intellectual property rights of others and breach of warranties.

Employees

        As of December 28, 2007, Jazz had 728 employees, which included 605 employees in manufacturing, 69 employees in research and development and 54 employees performing sales, marketing and administrative functions. Of the total employees, 726 were full-time and 2 were part-time employees.

        As of December 28, 2007, 322 of Jazz's employees are covered by a collective bargaining agreement and are members of the International Brotherhood of Electrical Workers. Jazz believes that it has a good relationship with all of its employees.

Risk Management and Insurance

        As part of its risk management program, Jazz surveyed its buildings and fab for resistance to potential earthquake damage. As a result of this survey, Jazz implemented additional measures to minimize its fab's exposure to potential damage caused by future earthquakes and seismically qualified its fab for a high magnitude earthquake.

        Jazz maintains industrial special risk insurance for its facilities, equipment and inventories that covers physical damage and consequential losses from natural disaster and certain other risks up to the policy limits and except for exclusions as defined in the policies. Jazz also maintains public liability insurance for losses to others arising from its business operations and carries insurance for business interruption resulting from such events and if its suppliers are unable to provide Jazz with supplies. While Jazz believes that its insurance coverage is adequate and consistent with industry practice, significant damage to any of its or its manufacturing suppliers' production facilities, whether as a result of fire or other causes, could seriously harm its business and results of operations.

Executive Officers

        Our current executive officers, and their ages as of March 3, 2008, are as follows:

Name	Age	Position
Gilbert F. Amelio, Ph.D.	65	Chairman and Chief Executive Officer
Paul A. Pittman	45	Executive Vice President and Chief Financial and Administrative Officer
Allen R. Grogan	54	Senior Vice President, Chief Legal Officer and Secretary

        Gilbert F. Amelio, Ph.D., Chairman and Chief Executive Officer.    Since 2001, Dr. Amelio has been a Senior Partner of Sienna Ventures, a venture capital firm, and, since 2003, he has been the President and Chief Executive Officer of Prexient Micro Devices, Inc., a fabless semiconductor company. Since 2005, he has been the sole managing member of Acquicor Management LLC, a shareholder of the Company. On February 14, 2008, Acquicor Management LLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. From 1999 to 2005, he was Chairman and Chief Executive Officer of Beneventure Capital, LLC, a venture capital advisory firm. From 1997 to 2004, he was a Principal of Aircraft Ventures, LLC, a consulting firm. From 1999 to 2004, he served as Chairman and Chief Executive Officer of AmTech, LLC, a high technology angel investment and consulting services firm. AmTech ceased operations in early 2001 and declared bankruptcy in 2003. From 1996 to 1997, he served as Chairman and Chief Executive Officer of Apple Computer, Inc., a personal computers manufacturer. From 1991 to 1996, Dr. Amelio served as a Chairman and Chief Executive Officer of National Semiconductor Corporation, a semiconductor company. From 1988 to 1991, he served as President of the Rockwell Communications Systems division of Rockwell International Corporation, a semiconductor manufacturing division that was later spun-off as Conexant Systems, Inc. From 1983 to 1988, he served as President of the Rockwell Semiconductor Products unit of Rockwell International. From 1971 to 1983, he held various staff, managerial and executive positions at Fairchild Camera and Instrument Corporation, a semiconductor and photography products company, most recently in the role of Vice President and General Manager of its MOS Products Group. Dr. Amelio is a director of AT&T Inc. (formerly SBC Communications, Inc.), a telecommunications company, and an advisor to both the Malaysia Multimedia Super Corridor, a hub targeted at attracting multinational corporations in the global information and communication technology industry, to the Prime Minister of Malaysia. He is also a Director and Trustee of the American Film Institute. Dr. Amelio has been Chairman and Chief Executive Officer since August 2005.

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

        Allen R. Grogan, Senior Vice President, Chief Legal Officer and Secretary.    From 2000 until 2006, Mr. Grogan was Vice President Corporate Development, General Counsel and Secretary at Viacore, Inc., a provider of B2B supply chain solutions, where he managed and coordinated all of the company's legal work as well as identified, evaluated and executed strategies to acquire technology and create value through alliances and partnerships. Viacore was acquired by IBM Corporation in 2006. From 1984 until 2000 Mr. Grogan was a Partner in the Los Angeles law firm Blanc Williams Johnston & Kronstadt, where as a business lawyer he represented a number of public and private companies and individuals in the computer, online and high technology industries. While in private practice, Mr. Grogan co-founded in 1984 The Computer and Internet Lawyer (originally entitled The Computer Lawyer), a monthly publication of Aspen Publishing Law & Business, served for fifteen years as its co-editor-in-chief, and continues to serve as a consulting editor. Mr. Grogan received an A.B. from Oberlin College with honors in psychology, an M.A. in communications management from the Annenberg School of Communications at the University of Southern California and a J.D. from the University of Southern California School of Law. Mr. Grogan has been Chief Legal Officer and Secretary since February 2007 and a Senior Vice President since March 2007.

Item 1A.    Risk factors

Risks Related to Jazz's Business and Industry

The loss of a significant customer may have a material adverse effect on us.

        Collectively, Jazz's top 4 customers accounted for 62% of our revenues in 2007. We expect that a small number of customers will continue to account for a significant portion of our revenues for the foreseeable future. Loss or cancellation of business from, significant changes in deliveries to, or decreases in the prices of services sold to, one or more of our key customers has, in the past, significantly reduced Jazz's revenues for a reporting period and could, in the future, harm its margins, financial condition and business.

Jazz may not be successful in continuing to add new customers or in securing significant volume from new and existing customers.

        In order to be successful under its business plan, Jazz needs to continue to add new customers whose products use its specialty process technologies and to generate significant revenues from those customers. We cannot assure you that Jazz will be able to attract new customers or generate significant revenues from existing or new customers in the future. Currently none of Jazz's significant customers has an obligation to purchase a minimum number of wafers from Jazz.

        The sales cycle for Jazz's services is long and focuses on securing from new and existing customers commitments to design a specific semiconductor using one of Jazz's processes, which Jazz defines as a design win. The selection process requires Jazz to invest significant resources as it works with each potential customer, without assurance of achieving a design win or sales to that potential customer. After achieving a design win, we may still experience significant delays in implementing production and generating revenues due to the lengthy development and design cycle.

        In addition, a customer may decide to put on hold or abandon a product incorporating a design win for one or a combination of reasons such as lack of market demand, budgetary or resource constraints, and development of a superior, competitive product. If Jazz is not successful in adding new customers who use its specialty process technologies, does not secure new design wins with new or existing customers, or does not convert design wins with new and existing customers into revenue generating products, its revenues and results of operations will be harmed.

Jazz's business plan is premised on the increasing use of outsourced foundry services by both fabless semiconductor companies and integrated device manufacturers for the production of semiconductors using specialty process technologies. Jazz's business will not be successful if this trend does not continue to develop in the manner we expect.

        Jazz operates as an independent semiconductor foundry focused primarily on specialty process technologies. Jazz's business model assumes that demand for these processes within the semiconductor industry will grow and will follow the broader trend towards outsourcing foundry operations. Although the use of foundries is established and growing for standard complementary metal oxide semiconductor processes, the use of outsourced foundry services for specialty process technologies is less common and may never develop into a significant part of the semiconductor industry. If fabless companies and vertically integrated device manufacturers opt not to, or determine that they cannot, reduce their costs or allocate resources and capital more efficiently by accessing independent specialty foundry capacity, the manufacture of specialty process technologies may not follow the trend of standard complementary metal oxide semiconductor processes. If the broader trend to outsourced foundry services does not prove applicable to the specialty process technologies we intend to target, Jazz's business and results of operations will be harmed.

If Jazz cannot compete successfully in the highly competitive foundry segment of the semiconductor industry, its business will suffer.

        Jazz competes internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Chartered Semiconductor Manufacturing Ltd., which, in addition to providing leading edge complementary metal oxide semiconductor process technologies, also have capacity for some specialty process technologies. Jazz also competes with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM. In addition, several new dedicated foundries have commenced operations and may compete directly with Jazz. Many of Jazz's competitors have higher capacity, longer operating history, longer or more established relationships with their customers, superior research and development capability and greater financial and marketing resources than Jazz. As a result, these companies may be able to compete more aggressively over a longer period of time than Jazz.

        IBM competes in both the standard complementary metal oxide semiconductor segment and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. Taiwan Semiconductor Manufacturing Company publicly announced in 2001 that it planned to use the 0.18 micron or greater silicon germanium bipolar complementary metal oxide semiconductor process technologies that it licensed from Conexant at that time to accelerate its own foundry processes for the networking and wireless communications markets. In the event Taiwan Semiconductor Manufacturing Company or other dedicated foundries determine to focus their business on these processes, they will compete directly with Jazz in the specialty process market, and such competition could harm Jazz's business.

        As Jazz's competitors continue to increase their manufacturing capacity, there could be an increase in specialty semiconductor capacity during the next several years. As specialty capacity increases there may be more competition and pricing pressure on Jazz's services, and under utilization of Jazz's capacity may result. Any significant increase in competition or pricing pressure may erode Jazz's profit margins, weaken its earnings or increase its losses.

        In addition, some semiconductor companies have advanced their complementary metal oxide semiconductor designs to 90 nanometer, 65 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by Jazz's specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz's specialty processes will therefore compete with these processes for customers and some of Jazz's potential and existing customers could elect to design these advanced complementary metal oxide semiconductor processes into their next generation products. Jazz is not currently capable, and does not currently plan to become capable, of providing complementary metal oxide semiconductor processes at these smaller geometries. If Jazz's potential or existing customers choose to design their products using these advanced complementary metal oxide semiconductor processes, Jazz's business may suffer.

        Jazz's ability to compete successfully may depend to some extent upon factors outside of its control, including general industry and economic trends, import and export controls, exchange controls, exchange rate fluctuations, interest rate fluctuations and political developments. If Jazz cannot compete successfully in its industry, its business and results of operations will be harmed.

Decreases in demand and average selling price for end-user applications of Jazz's customers' products may decrease demand for Jazz's services and may result in a decrease in its revenues and results of operations.

        The vast majority of Jazz's revenues are derived from customers who use its services to produce semiconductors for use in the wireless and high-speed wireline communications, consumer electronics, automotive and industrial end markets. Any significant decrease in the demand for end-user applications within these end markets will also result in decreased demand for Jazz's customers' products. Jazz's customer base is highly concentrated and variations in orders from these customers tend to vary significantly by customer based upon that customer's inventory levels of electronic systems and semiconductors, changes in end-user demand for that customer's product, product obsolescence and new product development cycles. If demand for semiconductors manufactured using Jazz's services decreases, the demand for Jazz's services will also decrease, which may result in a decrease in Jazz's revenues and earnings. In addition, the historical and continuing trend of declining average selling prices of end-user applications places pressure on the prices of the components that go into these end-user applications. If the average selling prices of end-user applications continue to decrease, the pricing pressure on components produced by Jazz for its customers may lead to a reduction of Jazz's revenues and earnings.

If Jazz is not able to continue transitioning its product mix from standard complementary metal oxide semiconductor process technologies to specialty process technologies, its business and results of operations may be harmed.

        Since Jazz Semiconductor's separation from Conexant, it has focused its research and development and marketing efforts primarily on specialty process technologies and adding new customers. These specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide semiconductor processes and double-diffused metal oxide semiconductor processes. We anticipate that any growth in Jazz's business will primarily result from these technologies. During 2007, Jazz derived 22% of its revenues from standard complementary metal oxide semiconductor processes and 78% of its revenues from specialty processes. To be competitive, reduce its dependence on standard process technologies and successfully implement its business plan, Jazz will need to increase its percentage of revenues derived from specialty processes technologies. In order to expand and diversify its customer base, Jazz needs to identify and attract customers who will use the specialty process technologies it provides. We cannot assure you that demand for Jazz's specialty process technologies will increase or that Jazz will be able to attract customers who use them. Some of the large dedicated foundries offer standard process technologies that support 90 nanometer, 65 nanometer or smaller geometries that may provide customers with performance and integration features that may be comparable to, or exceed, features offered by Jazz's specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. If Jazz is not able to increase its percentage of revenues from specialty process technologies, its business and results of operations may be harmed.

        In addition, there are significantly more providers of foundry services for standard complementary metal oxide semiconductor processes than specialty process technologies, and consequently much greater competition. Because Jazz intends to continue to focus on specialty process technologies, we do not plan to invest in the research and development of more advanced standard complementary metal oxide semiconductor processes. As standard complementary metal oxide semiconductor process technologies continue to advance, Jazz will not remain competitive in these process technologies. If Jazz's current customers switch to another foundry for standard complementary metal oxide semiconductor process technologies at a rate that is greater than Jazz's ability to increase its revenues from its specialty process technologies, Jazz's business and results of operations will be harmed.

Jazz is dependent on the highly cyclical semiconductor market, which has experienced significant and sometimes prolonged downturns and overcapacity. A significant or prolonged downturn in this industry would cause Jazz's revenues, earnings and margins to decline, potentially more significantly than declines for integrated device manufacturers, because such manufacturers may reduce their purchases from foundries before reducing their own internal capacity and they may make additional capacity available on a foundry basis.

        Jazz's business is dependent upon market conditions in the highly cyclical semiconductor industry. Downturns in this industry may lead to reduced demand for Jazz's services, increased pricing pressure and variations in order levels from our customers that may directly result in volatility in Jazz's revenues and earnings. From time to time, the semiconductor industry has experienced significant, and sometimes prolonged, downturns. Historically, companies in the semiconductor industry have aggressively expanded their manufacturing capacity during periods of increased demand, as was the case in 2000. As a result, periods of overcapacity in the semiconductor industry have frequently followed periods of increased demand. During significant downturns in the industry, we believe that most, if not all, integrated device manufacturers that had previously begun purchasing wafer fabrication services from foundries will reduce purchases from such foundries, and many integrated device manufacturers will allocate a portion of their internal capacity to contract production of semiconductor wafers for others, particularly fabless companies that Jazz also targets as customers.

        Any increase in the portion of internal capacity allocated to contract production of semiconductor wafers for others by integrated device manufacturers or any significant downturn in Jazz's customers' markets or in general economic conditions would also likely result in a reduction in demand for Jazz's services. Any reduction in demand for Jazz's services may force Jazz to operate at significantly less than full capacity or idle its fab for a period of time. This would reduce our margins and harm Jazz's financial condition and results of operations. We cannot assure you that any of Jazz's customers will continue to place orders with Jazz in the future at the same levels as in prior periods.

Jazz has experienced net losses during its limited history operating as an independent company and it may not be able to be profitable.

        Since the inception of Jazz Semiconductor's business on March 12, 2002, it had incurred cumulative net losses through February 16, 2007 of approximately $62 million. Jazz has also incurred cumulative net losses through December 28, 2007 of approximately $29 million. While Jazz achieved net income for some quarters, it has predominantly incurred net losses in its reported results of operations and may continue to do so in the future. We cannot assure you that Jazz will be able to be profitable on a quarterly or annual basis in the future. If Jazz is not able to be profitable, our stock price may decline.

Jazz's historical financial performance may not be indicative of its future results.

        Since Jazz Semiconductor's inception, a significant majority of its revenues have been derived from its formation customers, and a large percentage of its revenues have primarily been derived from products manufactured using standard complementary metal oxide semiconductor processes that are no longer the focus of its business. As customers design their next generation products for smaller geometry complementary metal oxide semiconductor processes, they may look to other foundries to provide their requisite manufacturing capacity. As a result, it is unlikely that Jazz will continue to generate the same level of revenues from its standard complementary metal oxide semiconductor processes in the future as it shifts its focus and operations to its more specialized processes: advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide semiconductor processes and double-diffused metal oxide semiconductor processes.

We expect Jazz's operating results to fluctuate from quarter-to-quarter and year-to-year, which may make it difficult to predict Jazz's future performance and could cause our stock price to fluctuate and decline.

        Jazz's revenues, expenses and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future due to a number of factors, many of which are beyond Jazz's control. A significant portion of Jazz's overall costs are fixed, so reductions in demand for its services or changes in the mix of products towards standard complementary metal oxide semiconductor products, which typically have lower selling prices, or a greater weighting of revenues from lower margin customers and products, can have a negative effect on Jazz's results of operations, as Jazz has limited ability to reduce costs to respond to revenue declines. We expect fluctuations in Jazz's revenues, expenses and results of operations to continue for a number of reasons, including:

  •
  the level of utilization and yield of Jazz's manufacturing facility;

  •
  slow or negative growth in the markets served by Jazz's customers;

  •
  the loss of a key customer or a significant portion of its business;

  •
  the rescheduling or cancellation of large orders by Jazz's customers, the deferral of shipment of Jazz's finished products to customers, or the failure of a customer to pay Jazz in a timely manner;

  •
  unanticipated delays or problems in introducing new products by Jazz or its customers;

  •
  shifts by integrated device manufacturers between internal and outsourced production;

  •
  Jazz's or its competitors' new product, service or technological offerings;

  •
  changes in Jazz's pricing policies or the pricing policies of its competitors;

  •
  the mix of process technologies used at Jazz's and its manufacturing suppliers' facilities;

  •
  rescheduling or cancellation of planned capital expenditures, or actual capital expenditures exceeding planned capital expenditures;

  •
  costs related to possible acquisitions of technologies or businesses;

  •
  customer concessions, or returns of wafers due to quality or reliability issues; and

  •
  changes in foreign currency exchange rates.

        Due to the factors noted above and other risks discussed in this section, many of which are beyond Jazz's control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict Jazz's future financial performance. Unfavorable changes in any of the above factors may seriously harm Jazz's business, financial condition and results of operations.

Most of Jazz's customers do not place purchase orders far in advance, which makes it difficult for Jazz to predict its future revenues, adjust production costs and allocate capacity efficiently on a timely basis.

        Most of Jazz's customers generally place purchase orders only three to four months before shipment. Most of Jazz's customers are also generally able to cancel or delay the delivery of orders on short notice. In addition, due to the cyclical nature of the semiconductor industry, Jazz's customers' purchase orders have varied significantly from period to period. As a result, Jazz does not typically operate with any significant backlog. The lack of significant backlog and the limited certainty of customer orders can make it difficult for Jazz to forecast its revenues in future periods and allocate its capacity efficiently. Moreover, Jazz's expense levels are based in part on its expectations of future revenues and Jazz may be unable to adjust costs in a timely manner to compensate for revenue shortfalls.

Jazz's ability to achieve and maintain profitability depends significantly on its ability to obtain high capacity utilization and fab yields at its Newport Beach, California fab.

        Jazz's ability to achieve and maintain profitability depends significantly on its ability to:

  •
  obtain high capacity utilization at its Newport Beach, California fab, which is measured by the level of its production activity in relation to its available production capacity;

  •
  continuously maintain and improve its fab yield, which is the number of wafers completed that meet certain acceptance criteria, expressed as a percentage of total wafers started; and

  •
  continuously maintain and improve its manufacturing yield, which is the percentage of functioning die on a wafer, expressed as a percentage of total die per wafer.

        During periods of lower capacity utilization, fab yield and manufacturing yield, Jazz manufactures and sells fewer wafers over which to allocate its fixed costs. Because a large percentage of its costs are fixed, this can significantly and adversely affect Jazz's gross margins and its ability to achieve and maintain profitability. For example, since the beginning of 2004, in each of the fiscal quarters in which Jazz Semiconductor achieved profitability, it also experienced capacity utilization rates in excess of 95%. While high capacity utilization rates are a significant contributor to Jazz's ability to achieve profitability, numerous other factors also affect its operating results and its ability to achieve profitability. Accordingly, we cannot assure you that if Jazz achieves high capacity utilization rates it will be profitable. For example, despite having achieved capacity utilization rates in excess of 93% in the first three fiscal quarters of 2006 and in the fourth fiscal quarter of 2007, Jazz Semiconductor and Jazz, respectively, experienced a net loss in each of those quarters.

        Jazz's Newport Beach, California fab yields and manufacturing yields also directly affect its ability to attract and retain customers, as well as the price of its services. If Jazz is unable to achieve high capacity utilization and continuously maintain or improve its yields, its margins may substantially decline and its business and results of operations may be harmed.

Jazz may not be able independently to develop or secure on commercially reasonable terms critical process technology, which may result in its loss of customers and market share and may cause Jazz to incur an investment obligation or give up rights.

        Enhancing its manufacturing process technologies is critical to Jazz's ability to provide services for its customers. The semiconductor industry and the process technologies used are constantly changing. If Jazz does not anticipate these changes in process technologies and rapidly develop innovative technologies, or secure on commercially reasonable terms the rights to use critical process technology developed by others, it may not be able to provide specialty foundry services on competitive terms. If

Jazz is unable to maintain the ability to provide specialty foundry services on competitive terms, some of its customers may use the services of its competitors instead of Jazz's services.

        In addition, Jazz's research and development efforts are focused primarily on upgrading its specialty process technologies and developing advanced specialty process technologies for new applications. Many other foundries continue to invest significant amounts in the research and development of standard process technologies. For example, some foundries have developed standard process technologies of 90 nanometer, 60 nanometer or smaller geometries that may provide customers with performance and integration features that may be comparable to, or exceed, features offered by Jazz's specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed- signal semiconductor and less analog content is required. Jazz is not currently capable, and does not currently plan to become capable, of providing complementary metal oxide semiconductor processes at 90 nanometer or smaller geometries. As a result, Jazz expects that it will need to offer, on an ongoing basis, increasingly advanced and cost-effective specialty process technologies prior to these or comparable technologies and processes being offered by its competitors. If Jazz is unable to continue transitioning its product mix from standard process technologies to specialty process technologies and its standard process technologies are unable to compete in the marketplace, Jazz will lose market share and its revenues are likely to decline.

Jazz intends to expand its operations, which may strain its resources and increase its operating expenses, and if Jazz expands its business through acquisitions or strategic relationships it may not be able to integrate them successfully in a cost-effective and non-disruptive manner.

        Jazz's success depends on its ability to expand its operating capacity and to enhance its process technologies in response to changing customer demands, competitive pressures and technologies. Jazz may expand its capacity and enhance its process technologies, both domestically and internationally, through internal growth, strategic relationships or acquisitions. As Jazz expands its capacity, broadens its customer base or increases the breadth of specialty process technologies that it offers, its management resources may become constrained, it may not adequately be able to service its customers and its business may be harmed. We may determine that it is necessary to grow Jazz's business through acquisitions and strategic relationships. We cannot assure you that Jazz will be successful in reaching agreements to acquire other businesses or to enter into strategic relationships or, if such agreements are reached, that their terms will be favorable to Jazz. Even if Jazz completes acquisitions or enters into strategic relationships it may not be successful in integrating the acquisition or adapting its business to the strategic relationship. Integrating any business or technology Jazz acquires could be expensive and time consuming, disrupt its ongoing business and distract its management. If Jazz is unable to integrate any acquired businesses or technologies effectively, its business will suffer. We also expect that any expansion of Jazz's business will strain its systems and operational and financial controls. In addition, Jazz is likely to incur significantly higher operating costs. To manage its growth effectively, Jazz must continue to improve and expand its systems and controls. If it fails to do so, Jazz's growth will be limited. If Jazz fails to effectively manage its planned expansion of operations, its business and results of operations may be harmed.

If Jazz fails to adequately protect its intellectual property rights, it may lose valuable assets, experience reduced revenues and incur costly litigation to protect its rights.

        Jazz depends in part on patents and other intellectual property rights covering its design and manufacturing processes. Jazz holds patents and patent licenses and it intends to continue to seek patents on its inventions relating to product designs and manufacturing processes. The process of seeking patent protection can be long and expensive, however, and we cannot guarantee that all of Jazz's currently pending or future applications will result in issued patents. Even if patents are issued, they may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Because patent and other intellectual property litigation is costly and unpredictable, Jazz's attempts to protect its rights or to defend itself against claims made by others could impose high costs and risks on its business. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm Jazz's business and results of operations.

        A portion of Jazz's intellectual property is also used by its manufacturing suppliers in China, a country in which Jazz currently has no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for Jazz to protect its intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater risk for Jazz as Jazz seeks to increase its use of manufacturing capacity in China, which provides less protection for intellectual property than does the United States. Jazz's inability to enforce its intellectual property rights, and the inability of its manufacturing suppliers to enforce their intellectual property rights in some countries, especially China, may harm Jazz's business and results of operations.

If Jazz is subject to a protracted infringement claim or one that results in significant damage awards, its results of operations may be adversely affected.

        Jazz's ability to compete successfully depends on its ability to operate without infringing the proprietary rights of others. Jazz has no means of knowing what patent applications have been filed in the United States until they are either published or granted. Due to the complexity of the technology used and the multitude of patents, copyrights and other overlapping intellectual property rights, the semiconductor industry is characterized by frequent litigation regarding patent, trade secret, copyright and other intellectual property rights. It is common for patent owners to assert their patents against semiconductor manufacturers. From time to time Jazz receives communications from third parties asserting that their patents cover certain of Jazz's technologies and alleging infringement of their intellectual property rights. We expect that Jazz will continue to receive such communications in the future. As a result, Jazz engages in discussions from time to time concerning the licensing of third party technology or cross-licensing such technology and its technology. We cannot assure you that Jazz will be successful in reaching agreements to license or cross-license a third party's intellectual property or, if such agreements are reached, that their terms will be favorable to Jazz. In the event any third party were to make a successful claim against Jazz or its customers that Jazz or its customers have misappropriated their trade secrets or infringed on their patents, copyrights or other intellectual property rights, Jazz or its customers could be required to:

  •
  seek to acquire licenses, which may not be available on commercially reasonable terms, if at all;

  •
  discontinue using certain process technologies, which could cause Jazz to stop manufacturing selling, offering to sell, using or importing certain products;

  •
  pay substantial monetary damages; and

  •
  seek to develop non-infringing technologies, which may not be feasible.

        In addition, third parties, some of which are potential competitors, may initiate litigation against Jazz's manufacturing suppliers, alleging infringement of their proprietary rights with respect to existing or future materials, processes or equipment. In the event of a successful claim of infringement and the failure or inability to license or independently develop alternative, non-infringing technology on a timely basis by Jazz or its manufacturing suppliers, Jazz may be unable to obtain sufficient manufacturing capacity or offer competitive products. As a result, Jazz's product portfolio would be limited, and Jazz would experience increased expenses.

        Any one of these developments could place substantial financial and administrative burdens on Jazz and hinder its business. Jazz may not have sufficient resources to defend itself or its customers against litigation. If Jazz fails to obtain necessary licenses or if litigation relating to patent infringement or other intellectual property matters occurs, it could hurt Jazz's reputation in our industry and prevent Jazz from manufacturing particular products or applying particular process technologies, which could reduce its opportunities to generate revenues. As a result, Jazz's business, operating results and financial condition could be significantly harmed.

The international nature of Jazz's business exposes Jazz to financial and regulatory risks.

        A significant portion of Jazz's planned manufacturing capacity, as well as its ability to provide assembly and test services through subcontractors, is derived from its international relationships with manufacturers and others, particularly in Asia. Jazz has an established office in Asia, and it may in the future seek to expand its global presence by opening additional offices, particularly in Asia and Europe. To date, Jazz does not have significant sales in foreign countries. If Jazz is successful in expanding its global presence, it will be more significantly exposed to risks associated with international operations. International operations are subject to a number of risks, including the following:

  •
  political and economic instability, international terrorism and anti-American sentiment;

  •
  laws and business practices favoring local companies;

  •
  withholding tax obligations on license revenues that Jazz may not be able to offset fully against its U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

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

        In addition, the United States or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country. The geographical distance between the United States, Asia and Europe also creates a number of logistical and communication challenges. We cannot assure you that Jazz will not experience any serious harm in connection with its international operations.

Failure to comply with governmental regulations by Jazz, its manufacturing suppliers or its customers could reduce its sales or require design modifications.

        The semiconductors Jazz produces and the export of technologies used in its manufacturing processes may be subject to U.S. export control and other regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic foreign regulatory approvals or certificates could materially harm Jazz's business by reducing its production capacity, requiring modifications to its processes that it licenses to its foreign manufacturing suppliers, or requiring unacceptable modifications to the products of its customers. If controlled, neither Jazz nor its customers may export such products without obtaining an export license. In addition, Jazz depends on its manufacturing suppliers in China for a significant portion of its planned manufacturing capacity, and export licenses may be required in order for Jazz to transfer technology related to its manufacturing processes to its foreign manufacturing suppliers. These restrictions may make foreign competitors facing less stringent controls on their processes and their customers' products more competitive in the global market than Jazz or its customers are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised.

Jazz's manufacturing suppliers in China are subject to extensive government regulation, which can lead to uncertainty.

        ASMC and HHNEC, which we refer to as Jazz's manufacturing suppliers, are located in China. Jazz currently relies on ASMC and HHNEC for approximately 10% of its manufacturing capacity and expects that it could be dependent upon these manufacturers for approximately 10% to 20% of its future manufacturing capacity in the next two years. The Chinese government has broad discretion and authority to regulate the technology industry in China. China's government has also implemented policies from time to time to regulate economic expansion in China. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require Jazz and its manufacturing suppliers to change their business plan, increase their costs or limit their ability to sell products and conduct activities in China, which could adversely affect Jazz's business and operating results.

        In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to domestic companies in the semiconductor industry, including Jazz's manufacturing suppliers and competitors, in order to encourage development of the industry. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to Jazz or its manufacturing suppliers could adversely affect Jazz's business and operating results.

Jazz depends on key personnel, and Jazz may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand its business.

        Jazz's success depends to a significant extent upon its key senior executives and research and development, engineering, finance, marketing, sales, manufacturing, support and other personnel. The loss of the services of one or more key senior executives or other key personnel could significantly delay or prevent the achievement of Jazz's business objectives. Jazz does not carry key person insurance on any of its executives or other key personnel. Jazz's success also depends upon its ability to continue to attract, retain and integrate qualified personnel, particularly engineers and finance personnel. The competition for these employees is intense and we cannot assure you that Jazz will be able to secure the services of enough qualified personnel, or do so at a reasonable cost, for its business to succeed. If Jazz fails to retain, hire, train and integrate qualified employees, it will not be able to maintain and expand its business.

A significant portion of Jazz's workforce is unionized, and its operations may be adversely affected by work stoppages, strikes or other collective actions which may disrupt its production and adversely affect the yield of its fab.

        A significant portion of Jazz's employees at its Newport Beach, California fab are represented by a union and covered by a collective bargaining agreement that expires in 2008. We cannot predict the effect that continued union representation or future organizational activities will have on Jazz's business. Conexant experienced a work stoppage at Jazz's Newport Beach, California fab in 1998. We cannot assure you that Jazz will not experience a material work stoppage, strike or other collective action in the future, which may disrupt its production and adversely affect its customer relations and operational results.

If Jazz is unable to collaborate successfully with electronic design automation vendors and third-party design service companies to meet its customers' design needs, its business could be harmed.

        Jazz has established relationships with electronic design automation vendors and third-party design service companies. Jazz works together with these vendors to develop complete design kits that its customers can use to meet their design needs using Jazz's process technologies. Jazz's ability to meet its customers' design needs successfully depends on the availability and quality of the relevant services, tools and technologies provided by electronic design automation vendors and design service providers, and on whether Jazz, together with these providers, are able to meet customers' schedule and budget requirements. Difficulties or delays in these areas may adversely affect Jazz's ability to attract customers, and thereby harm Jazz.

Risks Related to Jazz's Manufacturing

Jazz's manufacturing processes are highly complex, costly and potentially vulnerable to impurities and other disruptions that can significantly increase its costs and delay product shipments to its customers.

        Jazz's manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified to improve fab and manufacturing yields and product performance. Impurities or other difficulties in the manufacturing process or defects with respect to equipment or supporting facilities can lower manufacturing yields, interrupt production or result in losses of products in process. As system complexity has increased and process technology has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. From time to time Jazz has experienced production difficulties that have caused delivery delays and quality control problems. In the past, Jazz has encountered manufacturing and related problems, including:

  •
  capacity constraints due to changes in product mix;

  •
  the delayed delivery or qualification of equipment critical to its production, including steppers and chemical stations;

  •
  delays during expansions and upgrades of its clean rooms and other facilities;

  •
  difficulties in increasing production at its Newport Beach, California fab and at its manufacturing suppliers;

  •
  difficulties in changing or upgrading its process technologies at its Newport Beach, California fab and at its manufacturing suppliers;

  •
  raw materials shortages and impurities;

  •
  required unscheduled maintenance or repairs;

  •
  malfunctions of its wafer production equipment or that of its manufacturing suppliers; and

  •
  other operational and engineering problems resulting in reduced product yields for its customers.

        We cannot guarantee you that Jazz will be able to maintain its efficiency or avoid impurities in the manufacturing process or avoid other manufacturing disruptions in the future, to the same extent as in the past. In addition, we cannot guarantee you that Jazz manufacturing suppliers will not experience production difficulties.

If Jazz is unable to obtain raw materials and equipment in a timely manner, its production schedules could be delayed and it may lose customers.

        Jazz depends on its suppliers of raw materials. To maintain competitive manufacturing operations, we must obtain from our suppliers, in a timely manner, sufficient quantities of materials at acceptable prices. We attempt to maintain approximately a six week supply of silicon wafer inventory at our fab, but the specific mix of silicon wafers that we maintain in inventory may not be consistent with the mix of silicon wafers that we need to fulfill specific customer orders at any given time. Significant increases in demand for polysilicon from manufacturers of wafers for use in solar energy cells has led to increases in silicon wafer market prices, and we believe upward pricing pressure due to further increases in demand is likely to continue. As a result, we may experience difficulties in sourcing our silicon wafer needs or experience significant increases in silicon wafer costs in the future.

        Although Jazz sources most of its raw materials from several suppliers, it obtains its silicon wafers only from two suppliers, and many of Jazz's customers have only approved and qualified use of wafers from one of these two suppliers. We attempt to maintain an approximately six week supply of raw wafer inventory at Jazz's fab. We believe that qualification of an additional wafer supplier could take from six months to one year. Jazz also uses single suppliers or a limited number of suppliers for photomasks and certain photoresists used in its processes. For example, Jazz has only two suppliers of Jazz's photomasks. We believe it would take between ten and twelve months to qualify a new supplier if these two suppliers were unable or unwilling to continue as a supplier. Jazz receives EKC 652, a chemical used in the etch process, from E.I. du Pont de Nemours and Company. DuPont is the sole producer of this chemical, and its chemistry is unique. We believe that it would take between five and six months to replace this chemical if DuPont were unable or unwilling to continue as a supplier. Jazz does not have long-term contracts with most of its suppliers. From time to time, vendors have extended lead times or limited the supply of required materials to Jazz because of capacity constraints. Consequently, Jazz has experienced difficulty in obtaining the quantities of raw materials it needs on a timely basis.

        From time to time Jazz may reject materials that do not meet its specifications, resulting in a decline in manufacturing or fab yields. We cannot assure you that Jazz will be able to obtain sufficient quantities of raw materials and other supplies in a timely manner. If the supply of materials is substantially diminished or if there are significant increases in the costs of raw materials, Jazz may not be able to obtain raw materials at all or it may be forced to incur additional costs to acquire sufficient quantities of raw materials to sustain its operations, which may increase its marginal costs and reduce profitability.

        Jazz also depends on a limited number of manufacturers and vendors that make and maintain the complex equipment it uses in its manufacturing processes. Jazz relies on these manufacturers and vendors to improve its technology to meet its customers' demands as technology improves. In periods of volatile market demand or with respect to the procurement of unique tools, the lead times from order to delivery of this equipment can be as long as six to 12 months. Following delivery, installation and qualification of its processes on this equipment can also be time consuming and difficult. If there are delays in the delivery, installation or qualification of equipment, it could cause Jazz to delay its introduction of new manufacturing capacity or process technologies and delay product deliveries, which may result in the loss of customers and revenues.

Jazz relies on ASMC and HHNEC, manufacturing suppliers over whom it has limited control, for a significant portion of its future manufacturing capacity, and these manufacturing suppliers may not deliver sufficient production capacity or quality to allow Jazz to meet its customers' needs.

        Jazz operates one semiconductor fabrication facility in Newport Beach, California, in which it currently produces the majority of its products. Jazz has entered into manufacturing supply agreements with ASMC and HHNEC that are designed to allow it to utilize production capacity at two additional fabrication facilities in China. Jazz expects to use its Newport Beach, California fab to develop and implement new specialty process technologies required to meet the needs of its customers, and to use the foundry capacity of ASMC and HHNEC to support higher volume production for its customers once process implementation and part qualification are complete. Jazz is dependent on these arrangements to achieve the capacity levels needed for its business to continue to grow. However, Jazz has limited control over ASMC's and HHNEC's production and quality control systems, and these companies have limited manufacturing experience using Jazz's specialty process technologies. Jazz relies on its third-party manufacturers to implement successfully its specialty process technologies at their facilities. This has in the past, and may in the future, require more time than Jazz anticipates. Jazz began to utilize volume production capacity at ASMC in the first quarter of 2004 and it has not fully tested its ability to access capacity at acceptable quality levels of ASMC and HHNEC. Jazz is aware of certain instances where the yield of product produced by ASMC and HHNEC has been below that of Jazz's Newport Beach fab, although still sufficient to meet customers' demands. Jazz believes that ASMC and HHNEC have periodically experienced increased demands for their available capacity. While these suppliers have substantially met its requests for wafers to date, if Jazz had a sudden significant increase in demand for their services, it is possible that they would not be able to satisfy Jazz's increased demand in the short term and that from time to time may be unable to provide all of the manufacturing capacity Jazz may desire to utilize, including amounts that are within the capacity they have contractually agreed to provide Jazz. Should Jazz fail to maintain and expand its manufacturing supply agreements or fail to implement its specialty processes at a manufacturing supplier's facility in a timely manner, or if its manufacturing suppliers do not continue to deliver the capacity that it requires in a timely manner or do not produce wafers to specifications and at costs acceptable to its customers, Jazz's ability to meet its customers' needs could be seriously harmed and its customers may turn to its competitors to satisfy their requirements, causing Jazz to lose significant sources of revenues.

If the semiconductor wafers Jazz manufactures are used in defective products, Jazz may be subject to product liability or other claims and its reputation could be harmed.

        Jazz provides custom manufacturing to its customers who use the semiconductor wafers it manufacture as components in their products sold to end users. If these products are used in defective or malfunctioning products, Jazz could be sued for damages, especially if the defect or malfunction causes physical harm to people. The occurrence of a problem could result in product liability claims as well as a recall of, or safety alert or advisory notice relating to, the product. We cannot assure you that Jazz's insurance policies will cover specific product liability issues or that they will be adequate to satisfy claims made against Jazz in the future. Also, Jazz may be unable to obtain insurance in the future at satisfactory rates, in adequate amounts, or at all. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on Jazz's business, financial condition and on its ability to attract and retain customers.

Jazz occasionally manufactures wafers based on forecasted demand, rather than actual orders from customers. If Jazz's forecasted demand exceeds actual demand it may have obsolete inventory, which could have a negative impact on its gross margin.

        Jazz initiates production of a majority of its wafers once it has received an order from a customer. Jazz generally does not carry a significant inventory of finished goods unless it receives a specific customer request or if it decides to produce wafers in excess of customer orders, because it forecasts future excess demand and capacity constraints. If Jazz's forecasted demand exceeds actual demand, it may be left with excess inventory that ultimately becomes obsolete and must be scrapped when it cannot be sold. Significant amounts of obsolete inventory could have a negative impact on Jazz's gross margin and results of operations.

Jazz may be subject to the risk of loss due to fire because materials it uses in its manufacturing processes are highly flammable and its insurance coverage may not be sufficient to cover all of its potential losses.

        Jazz uses highly flammable materials such as silane and hydrogen in its manufacturing processes and may therefore be subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. Jazz maintains insurance policies to reduce losses caused by fire, including business interruption insurance. Jazz's insurance coverage is subject to deductibles and would not be sufficient to cover all of its potential losses such as the full replacement of its fab. If Jazz's fab or its manufacturing suppliers' fabs were to be damaged or cease operations as a result of a fire, the time to repair or rebuild the fab would be significant and it would reduce Jazz's manufacturing capacity, delay the manufacture of its customers' products, reduce its revenues and profits, cause Jazz to lose important customers and would have a material adverse effect on Jazz's results of operations.

Jazz's production yields and business could be significantly harmed by natural disasters, particularly earthquakes.

        Jazz's Newport Beach, California fab is located in southern California, a region known for seismic activity. In addition, substantially all of Jazz's manufacturing suppliers' capacity is located in a geographically concentrated area in China, where disruptions from natural disasters may affect the region. Due to the complex and delicate nature of our manufacturing processes, Jazz and its manufacturing suppliers' facilities are particularly sensitive to the effects of vibrations associated with even minor earthquakes. Jazz's business operations depend on its ability to maintain and protect its facilities, computer systems and personnel. We cannot be certain that precautions Jazz has taken to seismically upgrade its fab will be adequate to protect its facilities in the event of a major earthquake, and any resulting damage could seriously disrupt Jazz's production and result in reduced revenues.

Jazz's production may be interrupted if it cannot maintain sufficient sources of fresh water and electricity.

        The semiconductor manufacturing process requires extensive amounts of fresh water and a stable source of electricity. Droughts, pipeline interruptions, power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict Jazz's access to these utilities in the areas in which its fabs are located. In particular, Jazz's Newport Beach, California fab is located in an area that is susceptible to water and electricity shortages. If there is an insufficient supply of fresh water or electricity to satisfy Jazz's requirements, it may need to limit or delay its production, which could adversely affect its business and operating results. Increases in utility costs would also increase Jazz's operating expenses. In addition, a power outage, even of very limited duration, could result in a loss of wafers in production and deterioration in Jazz's manufacturing yields, and substantial downtime to reset equipment before resuming production.

Failure to comply with environmental regulations could harm Jazz's business.

        Jazz uses hazardous materials and substances in the manufacturing and testing of products and in the development of its technologies in its research and development laboratories. Jazz is subject to a variety of local, state and federal regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous materials and substances. Failure to comply with environmental regulations could result in revocation of operating permits, the imposition of substantial fines or penalties on Jazz, interruption of production, alteration of Jazz's manufacturing processes or cessation of operations. In addition, Jazz must obtain and comply with operating permits in a timely manner to support its product development and product ramp or its production may be delayed or halted. Compliance with environmental regulations could require Jazz to pay increased fees, acquire expensive pollution control equipment or to incur other substantial expenses. Jazz could also be required to incur costs associated with the investigation and remediation of contamination at currently or formerly owned, operated or used sites, or at sites at which its hazardous waste was disposed. Any failure by Jazz to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject Jazz to significant liabilities, including joint and several liability with other parties under certain statutes. The imposition of these liabilities could significantly harm Jazz's business.

Risks Related to Jazz's Securities

There is no effective prospectus covering the exercise of our warrants.

        There is no effective prospectus covering the exercise of our warrants. Our warrants are not exercisable and we are not obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. We expect to be eligible to file a prospectus covering the exercise of our warrants after we mail our proxy statement relating to our 2008 Annual Meeting of Stockholders and we expect to file such prospectus promptly following such time.

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

        Excluding 250,002 warrants held by Dr. Harold L. Clark and Messrs. John P. Kensey and Moshe I. Meidar, who were stockholders prior to our initial public offering, we have outstanding redeemable warrants to purchase an aggregate of 33,033,013 shares of common stock as of March 14, 2008. These warrants will be exercised only if the $5.00 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

        We may redeem the warrants issued as a part of our units (including warrants issued and outstanding as a result of the exercise of the purchase option that we agreed to sell to the underwriters in our initial public offering and the warrants sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days' prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereof at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Risk Related to a Dispute between a Jazz Stockholder and that Stockholder's Lenders

        On February 1, 2008, we received notice that certain lenders were purporting to foreclose on collateral securing loans made to Acquicor Management LLC, an entity owned in part and controlled by Gilbert F. Amelio, Jazz's Chairman and Chief Executive Officer. The collateral consists of approximately 2.3 million shares of Jazz common stock owned by Acquicor Management LLC. Acquicor Management LLC subsequently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Central District of California and filed complaints in that court alleging various claims against the lenders. Jazz is not a party to those legal proceedings, and we believe that this is a dispute between a stockholder and its lenders that should not involve Jazz. However, no assurances can be given that the dispute will not impact us, either due to diversion of management attention or attempts by the parties to involve Jazz. We would intend to defend vigorously any claims against Jazz arising out of this dispute if any claims against Jazz were to be asserted.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Jazz's headquarters and manufacturing facilities are located in Newport Beach, California. Jazz leases the use of these facilities from Conexant under non-cancellable operating leases that expire March 12, 2017 and it has the option to extend each lease for two consecutive five-year periods after March 12, 2017. Pursuant to the merger agreement, Jazz and Conexant have executed amendments to the leases, which were effective upon completion of the merger. Under the amendments, Jazz's headquarters office may be relocated one time no earlier than 12 months from the completion of the merger to another building within one mile of its current location at Conexant's option and expense, subject to certain conditions. Jazz also leases from third-parties warehouse facilities in Irvine, California and office facilities in Shanghai, China.

        The following table provides certain information as to Jazz's principal general offices, manufacturing and warehouse facilities:

Property Location	Use	Floor Space
Newport Beach, California	Headquarters office	68,227 square feet
Newport Beach, California	Manufacturing facility	320,510 square feet
Irvine, California	Warehouse	10,064 square feet
Shanghai, China	Research and development facility	8,813 square feet

        Jazz expects these office and warehouse facilities to be adequate for its business purposes through 2008 and Jazz expects additional space to be available to use on commercially reasonable terms at that time. Consistent with Jazz's manufacturing strategy, Jazz plans to add manufacturing capacity as needed by expanding its existing manufacturing supply relationships, entering into new manufacturing supply relationships or acquiring existing manufacturing facilities.

Item 3.    Legal Proceedings

        We are not currently involved in material litigation or other proceedings. As is the case with many companies in the semiconductor industry, we have from time to time received notices alleging infringement of intellectual property rights of others and breach of warranties.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

        Our units, which consist of one share of our common stock, par value $0.0001 per share, and two warrants, each to purchase an additional share of our common stock, are listed on the American Stock Exchange under the symbol "JAZ.U." Our common stock is listed separately on the American Stock Exchange under the symbol "JAZ" and commenced trading separately on April 4, 2006. Our warrants are listed separately on the American Stock Exchange under the symbol "JAZ.WS" and commenced trading separately on April 4, 2006. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing March 15, 2007. Our warrants will expire at 5:00 p.m., New York City time, on March 15, 2011, or earlier upon redemption.

        The following tables set forth, for the fiscal quarters indicated, the quarterly high and low closing prices of our common stock, warrants and units respectively, as reported on the American Stock Exchange.

Common Stock

Year ended December 28, 2007	High	Low
December 28, 2007	$3.20	$1.60
September 28, 2007	$3.38	$2.43
June 29, 2007	$4.25	$2.87
March 30, 2007	$5.65	$4.09

Year ended December 31, 2006	High	Low
December 31, 2006	$5.69	$5.43
September 30, 2006	$5.59	$5.35
June 30, 2006 (commencing April 4, 2006)	$5.83	$5.40

Warrants

Year ended December 28, 2007	High	Low
December 28, 2007	$0.47	$0.13
September 28, 2007	$0.70	$0.42
June 29, 2007	$0.80	$0.45
March 30, 2007	$1.00	$0.68

Year ended December 31, 2006	High	Low
December 31, 2006	$0.83	$0.47
September 30, 2006	$0.72	$0.41
June 30, 2006 (commencing April 4, 2006)	$0.90	$0.47

Units

Year ended December 28, 2007	High	Low
December 28, 2007	$3.96	$1.75
September 28, 2007	$4.55	$3.20
June 29, 2007	$5.76	$4.00
March 30, 2007	$7.40	$5.58

Year ended December 31, 2006	High	Low
December 31, 2006	$7.38	$6.31
September 30, 2006	$7.10	$6.16
June 30, 2006	$7.72	$6.21
March 31, 2006 (commencing March 14, 2006)	$7.00	$6.56

        The closing price of our common stock, warrants and units as reported on the American Stock Exchange on March 19, 2008, was $0.69, $0.02 and $0.67, respectively. As of March 14, 2008, there were 6 holders of record of our units, 6 holders of record of our common stock and 1 holders of record of our warrants.

Dividends

        We have not paid any dividends on our common stock to date and do not intend to pay dividends in the near future. It is our board's current intention to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends, if and when paid, will be within the discretion of our then board of directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes the repurchases of our equity securities during the fiscal fourth quarter for the year ended December 28, 2007:

Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program as of the End of the Specified Period
9/29/07 - 10/26/07	—	—	—	$7.7 million
10/27/07 - 11/23/07	Shares 494,077	Shares $2.56	Shares 494,077	$6.4 million
11/24/07 - 12/28/07	Shares 2,309,998	Shares $2.04	Shares 2,309,998	$1.7 million
Total	Shares 2,804,075	Shares $2.13	Shares 2,804,075	$1.7 million

        On January 11, 2007, we announced that our Board had authorized a stock and warrant repurchase program, under which we may repurchase up to $50 million of our common stock and warrants through July 15, 2007. On July 18, 2007, we announced that the stock and warrant repurchase program had been extended through October 15, 2007. On November 2, 2007, we announced that the amount had been increased to $52 million and the stock and warrant repurchase program had been further extended through January 15, 2008, on which date it expired. Purchases under the stock and warrant repurchase program were made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. As of December 28, 2007, we had repurchased securities with an aggregate value of $50.3 million under this program.

Equity Incentive Plan Information

        Securities authorized for issuance under our 2006 Equity Incentive plan as of December 28, 2007 were as follows:

Category	Number of securities to be issued upon exercise of outstanding options. (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under the equity incentive plan excluding (a). (c)
Equity compensation plans approved by the stockholders	2,561,297	$3.22	1,555,247
Equity compensation plans not approved by the stockholders	—	N/A	—
Total	2,561,297	$3.22	1,555,247

Item 6.    Selected Financial Data

        Not provided.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

JAZZ TECHNOLOGIES, INC.

        The following discussion and analysis of the financial condition and results of operations of Jazz Technologies, Inc. for the years ended December 28, 2007 and December 31, 2006, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K, including the information in the section entitled "Risk Factors" of this report.

Overview

The Company

        Jazz Technologies, Inc., formerly known as Acquicor Technology Inc., was incorporated in Delaware on August 12, 2005. We were formed to serve as a vehicle for the acquisition of one or more domestic and/or foreign operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination.

        We are based in Newport Beach, California and following the acquisition of Jazz Semiconductor Inc. ("Jazz Semiconductor"), we are now an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. Our specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide ("SiGe") semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Our customer's analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Acquisition of Jazz Semiconductor

        On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor, Inc., a Delaware corporation, for $262.4 million in cash, and acquired, as part of the assets of Jazz Semiconductor, $26.1 million in cash. The accompanying audited consolidated financial statements include the results of operations for Jazz Semiconductor following the date of acquisition. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz Semiconductor was treated as the "acquired" company. In connection with the acquisition, we adopted Jazz Semiconductor's fiscal year. In July 2007, we entered into an agreement with the former Jazz Semiconductor stockholders that reduced the purchase price by $9.3 million to $253.1 million. The reduction has been reflected in the accompanying consolidated financial statements.

        Prior to March 12, 2002, Jazz Semiconductor's business was Conexant's Newport Beach, California semiconductor fabrication operations. Jazz Semiconductor's business was formed upon Conexant's contribution of those fabrication operations to its wholly-owned subsidiary, Newport Fab, LLC and Conexant's contribution of Newport Fab, LLC to Jazz Semiconductor, together with a cash investment in Jazz Semiconductor by affiliates of The Carlyle Group. Conexant and affiliates of The Carlyle Group continued to be the largest stockholders of Jazz Semiconductor until its acquisition in February 2007. Substantially all of Jazz Semiconductor's business operation was conducted by its wholly-owned subsidiary, Newport Fab, LLC. Since its formation in early 2002, Jazz Semiconductor has transitioned its business from a captive manufacturing facility within Conexant to an independent semiconductor foundry.

        Please refer to the management's discussion and analysis of financial conditions and results of operations for Jazz Semiconductor, the predecessor, for the period from December 30, 2006 to February 16, 2007 set forth below.

Results of Operations

        For the year ended December 28, 2007, we had a net loss of $31.9 million compared to net income of $3.3 million for the year ended December 31, 2006. The results for the year ended December 28, 2007 include the results of operations for Jazz Semiconductor only from February 17, 2007 (the date of acquisition) through December 28, 2007. Our primary source of income prior to the consummation of our initial business combination with Jazz Semiconductor was interest earned on the funds held in a trust account.

Pro Forma Financial Information

        The acquisition of Jazz Semiconductor is our first business combination and accordingly, we do not think a comparison of the results of operations and cash flows for the year ended December 28, 2007 versus the year ended December 31, 2006 is very beneficial to our investors. In order to assist investors in better understanding the changes in our business between the year ended December 28, 2007 and December 31, 2006, we are presenting in the discussion below, pro forma results for us and Jazz Semiconductor for the years ended December 28, 2007 and December 31, 2006 as if the acquisition of Jazz Semiconductor occurred on January 1, 2006. We derived the pro forma results from (i) the consolidated financial statements of the Company for the year ended December 28, 2007 and the consolidated financial statements of Jazz Semiconductor for the period from December 30, 2006 to February 16, 2007 (the date of the acquisition), and (ii) the financial statements of the Company for the year ended December 31, 2006 and the consolidated financial statements of Jazz Semiconductor for the year ended December 29, 2006.

        The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of us or Jazz Semiconductor. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expense (relating primarily to interest on the 8% Convertible Senior Notes due 2011 (the "Convertible Senior Notes") issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting. The pro forma results exclude the write-off of in-process research and development that was expensed and the net gain on purchase of Convertible Senior Notes during the year ended December 28, 2007.

        Under the purchase method of accounting, the total purchase price of the Jazz Semiconductor acquisition was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. We engaged a third party appraiser to assist us in performing a valuation of all the assets and liabilities in accordance with SFAS No. 141, "Business Combinations." The depreciation and amortization expense adjustments reflected in the pro forma results of operations are based on the fair values of Jazz Semiconductor's tangible and intangible assets described in Note 3 of our consolidated financial statements.

	Pro Forma Statements of Operations (in thousands except per share amounts)
	Year Ended December 28, 2007	Year Ended December 31, 2006	Increase (Decrease)	% Change
Net revenues	$207,649	$212,526	$(4,877)	(2.3)
Cost of revenues	196,343	203,714	(7,371)	(3.6)
Gross profit	11,306	8,812	2,494	28.3
Operating expenses:
Research and development	17,105	20,566	(3,461)	(16.8)
Selling, general and administrative	25,688	24,155	1,533	6.3
Amortization of intangible assets	1,564	1,955	(391)	(20.0)
Total operating expenses	44,357	46,676	(2,319)	(5.0)
Loss from operations	(33,051)	(37,864)	4,813	12.7
Net interest expense	11,269	8,270	2,999	36.3
Other (income) expenses	(4,719)	933	(5,652)	(605.8)

Net loss before income tax	$(39,601)	$(47,067)	$7,466	15.9

Income tax provision	52	543	(491)	(90.4)
Net loss	$(39,653)	$(47,610)	$7,957	20.0

Pro forma net loss per share—basic and diluted	$(1.64)	$(2.10)	$0.46	21.9

Comparison of Years Ended December 28, 2007 and December 31, 2006

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

        Prior to our acquisition of Jazz Semiconductor, we had no revenues.

Pro Forma Net Revenues

        The following table presents pro forma net revenues for the years ended December 28, 2007 and December 31, 2006:

	Pro Forma Net Revenues (in thousands, except percentages)
	Year Ended December 28, 2007		Year Ended December 31, 2006
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Specialty process revenues	$161,912	78.0	$168,297	79.2	$(6,385)	(3.8)
Standard process revenues	45,737	22.0	44,228	20.8	1,509	3.4

Net Revenues	$207,649	100.0	$212,525	100.0	$(4,876)	(2.3)

        On a pro forma basis, we posted a decrease in net revenues of $4.9 million or 2.3% from $212.5 million for the year ended December 31, 2006, which includes a charge to revenues of $17.5 million for termination of the Conexant wafer supply agreement, to $207.6 million for the corresponding period in 2007. This decrease is the result of a $6.4 million or 3.8% decrease in specialty process revenues from $168.3 million for year ended December 31, 2006 to $161.9 million for the corresponding period in 2007 offset by a marginal increase in standard process revenues of $1.5 million or 3.4% from $44.2 million for the year ended December 31, 2006 to $45.7 million for the corresponding period in 2007. Standard process revenues in 2006 included a second quarter charge against revenues of $17.5 million in connection with the termination of the Conexant wafer supply agreement. Excluding this charge, the standard process revenues for the year ended 2006 were $61.7 million or 26.8% compared to $45.7 million or 22.0% for the corresponding period in 2007, a decline of $16.0 million or 25.9%.

        The decline in pro forma standard process revenues can be attributed in large part to the decline in orders from a single large customer, whose purchases of Jazz products have predominantly been standard process wafers and whose standard process technology products have reached a mature stage in their product life cycle. We also believe the decline in revenues from Jazz's standard process technologies is attributable in part to some of our customers transitioning new standard process designs to foundries that focus on high volume and commodity oriented technologies and pricing. Standard process demand from certain other customers helped offset this decline.

        The decline in specialty process revenues can be mainly attributed to the overall semiconductor industry cycle which resulted in weaker demand from some of our larger customers and in part to changes in our customer mix.

        The change in pro forma revenues mix of 78% specialty process revenues and 22% standard process revenues for the year ended December 28, 2007 compared to 79% and 21%, respectively, for the year ended December 31, 2006, was the result of a continued decline in standard process revenues primarily attributable to a single customer. While we intend to continue to offer full service solutions to our customer base, we believe our competitive advantage is to focus on specialty process revenues.

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

        Prior to our acquisition of Jazz Semiconductor, we had no cost of revenues.

Pro Forma Cost of Revenues

        The following table presents pro forma cost of revenues for the years ended December 28, 2007 and December 31, 2006:

	Pro Forma Cost of Revenues (in thousands, except percentages)
	Year Ended December 28, 2007		Year Ended December 31, 2006
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Cost of revenues (not including depreciation & amortization of intangible assets)	$159,413	76.8	$166,105	78.2	$(6,692)	(4.0)
Cost of revenues—depreciation & amortization of intangible assets	36,930	17.8	37,609	17.7	(679)	(1.8)

Total cost of revenues	$196,343	94.6	$203,714	95.9	$(7,371)	(3.6)

        On a pro forma basis, cost of revenues decreased by $7.4 million or 3.6% to $196.3 million for the year ended December 28, 2007, compared to $203.7 million for the year ended December 31, 2006, primarily due to the decrease in pro forma revenues. As a percentage of revenues, pro forma cost of revenues marginally decreased to 94.6% for the year ended December 28, 2007 compared to 95.9% for the year ended December 31, 2006, which includes the $17.5 million charge against revenue and a $1.2 million credit to cost of revenue in the second quarter of 2006 related to the termination of the Conexant wafer supply agreement. Discounting the effect of the net charge of $16.3 million associated with the termination of the Conexant wafer supply agreement, cost of revenues as a percentage of revenues for the year ended December 31, 2006 was 89.0% compared to 94.6% for the year ended December 28, 2007.

        Market conditions and lower customer demand created under utilization in the first half of 2007. In response, a company wide cost reduction effort was implemented and the resulting reduction in costs brought operations costs closer in line with utilization and revenue levels. Additionally, the mix of customers and products delivered in 2007 compared to 2006 also resulted in an increase in cost of revenues as a percentage of revenues. The combination of change in customer mix and under utilization, partially offset by cost reduction efforts, resulted in overall higher cost of revenues as a percentage of revenues, compared to 2006 excluding the effect of the termination of the Conexant wafer supply agreement.

        The amortization of acquired technology and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz Semiconductor on February 16, 2007.

Gross Profit

        Prior to our acquisition of Jazz Semiconductor, we had no gross profit.

Pro Forma Gross Profit

        The following table presents pro forma gross profit for the years ended December 28, 2007 and December 31, 2006:

	Pro Forma Gross Profit (in thousands, except percentages)
	Year Ended December 28, 2007		Year Ended December 31, 2006
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Gross profit	$11,306	5.4	$8,812	4.1	$2,494	28.3

        On a pro forma basis for the year ended December 28, 2007, gross margin increased to $11.3 million compared to a gross margin of $8.8 million for the year ended December 31, 2006. The increase in gross profit of $2.5 million is primarily attributed to the $17.5 million charge against revenues and a $1.2 million credit to cost of revenues in the second quarter of 2006 related to the termination of the Conexant wafer supply agreement. Discounting the effect of the net charge of $16.3 million associated with the termination of the Conexant wafer supply agreement, gross profit as a percent of revenues decreased to 5.4% for the year ended December 28, 2007 compared to 10.9% for the year ended December 31, 2006. The decrease is primarily attributable to lower revenues and higher cost of revenues associated with lower capacity utilization and customer mix during the year ended December 28, 2007.

Operating Expenses

        Operating expenses increased to $40.5 million for the year ended December 28, 2007, compared to $0.7 million for the year ended December 31, 2006. The expense increase is attributed to the acquisition of Jazz Semiconductor on February 16, 2007.

Pro forma Operating Expenses

        The following table presents pro forma operating expenses for the years ended December 28, 2007 and December 31, 2006:

	Pro Forma Operating Expenses (in thousands, except percentages)
	Year Ended December 28, 2007		Year Ended December 31, 2006
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Research and development	$17,105	8.2	$20,566	9.7	$(3,461)	(16.8)
Selling, general and administrative	25,688	12.4	24,155	11.4	1,533	6.3
Amortization of intangible assets	1,564	0.8	1,955	0.9	(391)	(20.0)

Total operating expenses	$44,357	21.4	$46,676	22.0	$(2,319)	(5.0)

        On a pro forma basis, operating expenses decreased by $2.3 million to $44.4 million for the year ended December 28, 2007, compared to $46.7 million for the year ended December 31, 2006. The expense decrease is mainly attributed to lower research and development expenses for the year ended December 28, 2007.

        Research & Development Expenses:    Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes. Pro forma research and development expenses decreased by $3.5 million to

$17.1 million for the year ended December 28, 2007, compared to $20.6 million for the year ended December 31, 2006. The decrease in expenses of $3.5 million is mainly attributed to:

  •
  $2.4 million of lower engineering expenses related to the Polar Fab process qualification in 2006;

  •
  $1.3 million lower expense on engineering activity including engineering photomask as a result of customers delaying projects requiring engineering services;

  •
  $0.7 million reduced spending on software licensing, travel and other miscellaneous services;

  •
  $0.8 million reduced depreciation cost; offset by

  •
  $1.7 million increase in other research and development expenditures as lower costs were allocated to cost of revenues associated with billable engineering services during the year ended December 28, 2007 compared to the year ended December 31, 2006;

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including the human resources, executive, finance and legal departments. These expenses also include fees for professional services, legal services and other administrative expenses associated with being a publicly traded company. Pro forma selling, general and administrative expenses increased by $1.5 million to $25.7 million for the year ended December 28, 2007, compared to $24.2 million for the year ended December 31, 2006. The increase in expenses of $1.5 million is mainly attributed to:

  •
  $2.0 million increase in salary, benefits and bonuses paid in 2007;

  •
  $1.0 million increase in stock-based compensation expense; offset by

  •
  $0.6 million net decrease in cost associated with the merger and the withdrawn Jazz Semiconductor initial public offering in 2007 compared to 2006;

  •
  $0.5 million decrease in expenses associated with professional services, legal fees and lower bad debt provision; and

  •
  $0.4 million reduction in depreciation.

        Amortization of Intangible Assets:    The decrease in amortization of intangible assets of $0.4 million reflects the change in pre-acquisition amortization expenses.

Interest and Other (Expense) Income, Net

        The following table presents interest and other income for the years ended December 28, 2007 and December 31, 2006:

	Interest and Other Income (Expense), Net (in thousands, except percentages)
	Year Ended December 28, 2007		Year Ended December 31, 2006
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Interest income	$3,022	1.6	$4,935	2.3	$(1,913)	(38.8)
Interest expense	(14,507)	(8.0)	(487)	(0.2)	(14,020)	—

Interest (expense) income, net	(11,485)	(6.2)	4,448	2.1	(15,933)	(358.2)
Other income (expense), net	4,715	2.6	—	—	4,715	—

Interest and other (expense) income, net	$(6,770)	(3.7)	$4,448	2.1	$(11,218)	(148.1)

        Interest and other income for the year ended December 28, 2007 represents $3.0 million interest earned as income from investments and $4.6 million of net gain realized from the purchase of $33.6 million in principal amount of our Convertible Senior Notes at a discount. Interest expense of $14.5 million for the year ended December 28, 2007 mainly represents interest on our Convertible Senior Notes. Interest and other income for the year ended December 31, 2006 mainly represents interest earned on the net proceeds of our initial public offering held in trust until the consummation of the acquisition of Jazz Semiconductor in February 2007.

Changes in Financial Condition

Liquidity and Capital Resources

        As of December 28, 2007, we had cash and cash equivalents of $10.6 million. Additionally, as of December 28, 2007, we had borrowed $8.0 million under our line of credit with Wachovia and had $37.1 million of availability under this credit line. As of December 31, 2006, prior to the acquisition of Jazz Semiconductor, we had cash and cash equivalents of $0.6 million and cash held in trust and escrow accounts of $334.5 million.

        Net cash used by operating activities was $4.1 million for the year ended 2007. The primary categories of operating activities for the year ended December 28, 2007 include our net loss of $31.9 million, non-cash operating expenses of $38.7 million and net funds provided from the changes in operating assets and liabilities of $10.9 million. Net cash provided by operating activities for the year ended December 31, 2006 was $3.4 million and reflected the result of net changes in operating assets and liabilities.

        Net cash provided by investing activities was $125.7 million for the year ended 2007 and primarily represents the acquisition of Jazz Semiconductor. On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor for a net adjusted purchase price of $227.0 million in cash (net of $26.1 million of cash that was acquired) which was paid for by the release of $334.5 million held in trust and escrow accounts that represented the proceeds of our initial public offering and the private placement of the Convertible Senior Notes in December 2006. Capital purchases of equipment were $6.0 million for the year ended 2007. We also received net proceeds of $24.2 million from the sale of short term investments, net of purchases, during the year ended 2007. Net cash used by investing activities for the year ended December 31, 2006 was $334.5 million and represented investment of the proceeds of our initial public offering into a trust account and our Senior Convertible Notes into an escrow account.

        Net cash used by financing activities was $111.6 million for the year ended 2007 and represents a combination of $33.2 million of payments to common stockholders who elected to convert their shares into cash in connection with our initial public offering and $50.3 million of funds used to repurchase common stock, warrants, units and unit purchase options during the year ended December 28, 2007. In addition, funds were also used for the payment of fees of $10.2 million associated with the acquisition and the debt offering. We used $28.0 million ($26.0 million in cash and $2.0 million balance payable at December 28, 2007) to purchase $33.6 million in principal amount of Convertible Senior Notes. Additionally, net borrowing from our line of credit provided $8.0 million of cash for the period. Net cash provided by financing activities for the year ended December 31, 2006 was $331.6 million and primarily represented the proceeds of our initial public offering and our Senior Convertible Notes issued in December 2006.

        On January 11, 2007, we announced that our Board of Directors authorized a stock and warrant repurchase program under which we may repurchase up to $50 million of our common stock and warrants through July 15, 2007. On July 18, 2007, this program was extended until October 15, 2007. On November 2, 2007, we announced that the amount had been increased to $52 million and the stock and warrant repurchase program had been further extended to January 15, 2008, on which date it expired. Repurchases were made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program could be commenced or suspended at any time, or from time to time, without prior notice. As of December 28, 2007, we had repurchased 8,553,931 shares of our common stock (including shares repurchased as part of our units), 25,133,655 of our warrants (including warrants repurchased as part of our units) and 1,250,000 unit purchase options under this program for an aggregate of $50.3 million. There were no repurchases made between December 28, 2007 and January 15, 2008.

        As of December 28, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Lease of Facilities

        We lease our headquarters and Newport Beach, California fabrication and probing facilities from Conexant Systems, Inc. under non-cancelable operating leases through March 2017. We have the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. Our rental payments under these leases consist solely of our pro rata share of the expenses incurred by Conexant in the ownership of these buildings and applicable adjustments for increases in the consumer price index. We have estimated future minimum costs under these leases based on costs incurred during 2007. We are not permitted to sublease space that is subject to these leases without Conexant's prior approval.

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

        During the fiscal year 2007, we purchased on the open market $33.6 million in principal amount of our Convertible Senior Notes for a total purchase price of $28.0 million. The Convertible Senior Notes were purchased at a discount to their face value, including prepayment of interest. As of December 28, 2007, $133.2 million in principal amount of Convertible Senior Notes remained outstanding.

Wachovia Line of Credit

        On February 28, 2007, we entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent ("Wachovia"), and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million, including up to $5 million for letters of credit. The maturity date of the facility is February 28, 2010, unless earlier terminated. Borrowing availability under the facility as of September 28, 2007 was $37.1 million. As of December 28, 2007, we had short-term borrowings of $8.0 million outstanding and $1.6 million in letters of credit committed under the facility.

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

Acquisition Contingent Payments

        As part of the acquisition of Jazz Semiconductor, we acquired a 10% interest in HHNEC (Shanghai Hau Hong NEC Electronics Company, Ltd.). The investment is carried at $19.3 million which is the fair value based upon the application of the purchase method of accounting. We are obligated to pay additional amounts to former stockholders of Jazz Semiconductor if we realize proceeds in excess of $10 million from a liquidity event during the three year period following the completion of the acquisition of Jazz Semiconductor. In that event, we will pay the former Jazz stockholders an amount equal to 50% of the proceeds over $10 million.

Royalty Obligations

        We have agreed to pay to Conexant Systems, Inc. a percentage of our gross revenues derived from the sale of SiGe products to parties other than Conexant and its spun-off entities through March 2012. Under our technology license agreement with Polar Semiconductor, Inc., or PolarFab, we have also agreed to pay PolarFab certain royalty payments based on a decreasing percentage of revenues from sales of devices manufactured for PolarFab's former customers. We also have an agreement with ARM Holdings plc to pay them royalties for using their intellectual property library to manufacture our customer's products.

Leases

        We also have commitments consisting of software leases and facility and equipment licensing arrangements.

        Future minimum payments under non-cancelable operating leases as of December 28, 2007 are as follows:

	Payment Obligations by Year
	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Operating leases	$2,686	$2,468	$2,300	$2,300	$11,959	$21,713

Critical Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Fiscal Year

        Effective with the fiscal year beginning January 1, 2007, we adopted a 52- or 53-week fiscal year. Each of the first three quarters of a fiscal year ends on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ends on the Friday prior to December 31. As a result, each fiscal quarter consists of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consist of 13 weeks and the fourth quarter consists of 14 weeks. We previously maintained a calendar fiscal year for the year ended December 31, 2006.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, sales returns allowances, inventory reserves, valuation of acquired assets and liabilities, determination of asset lives for depreciation and amortization, asset impairment assumptions, income taxes, stock compensation, post-retirement medical plan and pension plan. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Accordingly, the actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of our operations will be affected.

Revenue Recognition

        Our net revenues are generated principally by sales of semiconductor wafers. We derive the remaining balance of our net revenues from the resale of photomasks and other engineering services. The majority of our sales occur through the efforts of our direct sales force.

        In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), and SAB No. 104, "Revenue Recognition" ("SAB No. 104"), we recognize product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenues until all customer acceptance requirements have been met, when applicable. Determination of the criteria set forth in items three and four above is based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine that these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

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

        We provide for sales returns and allowances relating to specified yield, quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance.

Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, industry norms and specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Our accounts receivable are concentrated in a relatively few number of customers. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and requires us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Inventories

        We initiate production of a majority of our wafers once we have received an order from a customer. We generally do not carry a significant inventory of finished goods except in response to specific customer requests or if we determine to produce wafers in excess of orders because we forecast future excess demand and capacity constraints. We seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We also review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary. We scrap inventory that has been written down after it is determined that it cannot be sold. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. We state our inventories at the lower of cost, using the first-in, first-out method, or market.

Impairment of Assets

        The amounts and useful lives assigned to intangible assets acquired impact the amount and timing of future amortization. The amounts assigned to in-process research and development was expensed immediately due to no alternative future use. The value of our intangible assets could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a decline in the valuation of our stock price, (iii) a significant slowdown in the semiconductor industry, (iv) any failure to meet our projected performance of future operating results. We periodically review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If an asset is considered to be impaired, the impairment loss is recognized immediately and is considered to be the amount by which the carrying amount of the asset exceeds its fair value. We do not have any intangible assets with indefinite useful lives.

        We conducted an impairment review as of December 28, 2007 due to the recent decline in our stock price. We used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts we use to conduct our business. As a result of this analysis, no assets were considered to be impaired and we have not recognized any impairment loss for any long-lived or intangible asset as of December 28, 2007.

Accounting for Income Taxes

        We utilize the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

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

        Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Despite our belief that our tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. While we believe that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in our historical income tax provisions and accruals.

        To determine the amount of taxes payable or refundable for the current year, we are required to estimate our income taxes. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations.

        Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on our ability to generate sufficient future taxable income. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which is our ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of our tax planning strategies and reversing deferred tax liabilities.

        A substantial portion of the valuation allowance relates to deferred tax assets recorded in connection with the acquisition of Jazz Semiconductor ("acquisition deferred tax assets"). SFAS

No. 109 requires the benefit from the reduction of the valuation allowance related to the acquisition deferred tax assets to first be applied to reduce goodwill and then noncurrent intangible assets to zero before we can apply any remaining benefit to reduce income tax expense.

        Included in the deferred tax assets are approximately $26.0 million of pre-acquisition net deferred tax assets related to the acquisition of Jazz Semiconductor. To the extent these assets are recognized, the tax benefit will be applied first to reduce to zero any noncurrent intangible assets related to the acquisition, and the excess, if any, as a reduction to income tax expense.

        The future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We had one "change in ownership" event that limits the utilization of our net operating loss carry forwards. This "change in ownership" event occurred in February 2007, upon our acquisition of Jazz Semiconductor. As a result of this "change of ownership", the annual net operating loss utilization will be limited to $6.8 million.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109" ("FIN No. 48"). FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 on January 1, 2007. Upon adoption, we recognized no adjustment in the amount of unrecognized tax benefits and as such on the date of adoption, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Pension Plans

        We maintain a defined benefit pension plan for our employees covered by a collective bargaining agreement. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon Jazz's management's judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and cash funding requirements of our pension plans.

Stock Based Compensation

        Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires all share-based payments to employees, including grants of employee stock options, and restricted stock awards, to be recognized in the financial statements based upon their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued SAB No. 107, "Share-Based Payment" ("SAB No. 107"), which provides guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations. We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. There was no impact to our financial statements on the date of adoption of SFAS No. 123R.

        SFAS No. 123R requires us to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. We calculate the expected volatility using historical basis of our Company's stock price and its peers'. Although the Black-Scholes model meets the requirements of SFAS No. 123R and SAB No. 107, the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements, and limited transferability.

        The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the year ended December 28, 2007 are as follows:

Expected life in years	6 years
Expected price volatility	30.80 - 53.60%
Risk-free interest rate	3.70 - 5.15%
Dividend yield	0.00%

Recent Accounting Pronouncements

        In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159") which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders' equity. We adopted the recognition provisions of SFAS No. 158 for the year ended December 28, 2007. The adoption of SFAS No. 158 did not have a material effect on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements.

JAZZ SEMICONDUCTOR (Predecessor)

        The following discussion and analysis of the financial condition and results of operations of Jazz Semiconductor for the period from December 30, 2006 to February 16, 2007, should be read in conjunction with the consolidated financial statements and related notes for Jazz Semiconductor as well as other information contained in this Annual Report on Form 10-K, including the information in the section entitled "Risk Factors" of this report.

Results of Operations for the period from December 30, 2006 to February 16, 2007

        For the period ended December 30, 2006 to February 16, 2007, Jazz Semiconductor had a net loss of $10.4 million compared to net loss of $15.2 million for the year ended December 29, 2006.

Revenues

        Net revenues of $25.6 million for the period from December 30, 2006 to February 16, 2007 were approximately 10% less on an annualized basis compared to the year ended December 29, 2006. The difference is consistent with the Jazz Semiconductor's historical trend that revenue is higher in the second half of each quarter and is also attributed to the overall semiconductor industry cycle which resulted in weaker demand during the first quarter of 2007.

Cost of Revenues

        Cost of revenues increased to $27.5 million or 107.6% of net revenues for the period from December 30, 2006 to February 16, 2007 as compared to $188.0 million or 88.4% of net revenue for year ended December 29, 2006. The increase in cost of revenues is primarily attributed to market conditions and lower customer demand that resulted in under utilization in the first quarter of 2007.

Gross Profit

        Gross profit for the period ended from December 30, 2006 to February 16, 2007 was negative $1.9 million or negative 7.6% of net revenues as compared to $24.6 million or 11.6% of net revenues for the year ended December 29, 2006. The negative gross margin for the short period is due to lower revenues and higher cost of revenues associated with lower capacity utilization.

Operating Expenses

        Operating expenses increased to $8.7 million or 34.1% of revenues for the period ended December 30, 2006 to February 16, 2007, compared to $40.0 million or 18.8% of revenues for the year ended December 29, 2006. The expense increase is attributed to the increase in research and development and selling, general and administrative expenses.

        Research & Development Expenses:    Research and development expenses increased to 11.4% of revenues or $2.9 million for the period ended December 30, 2006 to February 16, 2007, compared to 9.3% of revenues or $20.1 million for the year ended December 29, 2006. The increase is mainly attributed to lower billable engineering activity during this period.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to 22.0% of revenues or $5.6 million for the period ended December 30, 2006 to February 16, 2007, compared to 8.7% of revenues or $18.3 million for the year ended December 29, 2006. The increase is mainly attributed to lower revenues and expenses related to the acquisition of Jazz Semiconductor by Jazz.

Interest and Other (Expense) Income, Net

        Interest and other (expense) income, net:    Interest and other (expense) income consist of interest earned on short-term investments include auction rate securities issued by U.S. governmental agencies and municipal governments. Interest income, net of expense, increased to 0.8% of revenues or $0.2 million for the period from December 30, 2006 to February 16, 2007, compared to 0.6% of revenues or $1.2 million for the year ended December 29, 2006. The increase is mainly attributed to higher interest rates on investments over the previous year. Other non-operating expenses, net of income, decreased to 0.0% of revenues or $3,900 for the period ended December 30, 2006 to February 16, 2007, compared to 0.5% of revenues or $0.9 million for the year ended December 29, 2006. The decrease is mainly attributed to loss on investments related to Jazz Semiconductor's carrying value of Conexant warrants to their fair value for the year ended December 29, 2006.

Liquidity and Capital Resources

        Net cash provided by operating activities was $24.6 million for the period from December 30, 2006 to February 16, 2007. The primary categories of operating activities for the period from December 30, 2006 to February 16, 2007 include Jazz Semiconductor's net loss of $10.4 million, non-cash operating expenses of $3.4 million and net funds provided from the changes in operating assets and liabilities of $31.6 million. Net cash provided by operating activities for the year ended December 29, 2006 was $13.5 million. The primary categories of operating activities for the year ended December 29, 2006 include our net loss of $15.2 million, non-cash operating expenses of $24.5 million and net funds provided from the changes in operating assets and liabilities of $4.2 million.

        Net cash provided by investing activities was $1.4 million for the period from December 30, 2006 to February 16, 2007 and primarily represents capital purchases of equipment of $0.4 million and net proceeds of $1.8 million from the sale of short term investments, net of purchases. Net cash used by investing activities for the year ended December 31, 2006 was $26.7 million. Proceeds of $56.2 million from sale of short-term investments along with cash provided by operating activities were used to purchase other short term investments of $58.3 million of auction rate certificates and other government bonds. In 2006, Jazz Semiconductor used $24.1 million of cash for capital expenditures to expand capacity for its specialty processes and invested $0.6 million in technology licenses.

        There was no financing activity for the period from December 30, 2006 to February 16, 2007. Net cash provided by financing activities was $15.1 million for the year ended December 29, 2006. This was primarily due to Jazz Semiconductor's issuance of $16.3 million of common stock to Conexant in connection with the termination of $17.5 million of wafer credits that were owed to Conexant pursuant to the Conexant wafer supply agreement offset by $1.2 million owed by Conexant to Jazz Semiconductor for reimbursement of property taxes.

Item 8.    Financial Statements

INDEX

JAZZ TECHNOLOGIES, INC.

JAZZ SEMICONDUCTOR, INC. (Predecessor)

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	96
Consolidated Balance Sheets as of December 30, 2005 and December 29, 2006	97
Consolidated Statements of Operations for the years ended December 30, 2005 and December 29, 2006 and period from December 30, 2006 to February 16, 2007	98
Consolidated Statements of Stockholders' Equity for the years ended December 30, 2005 and December 29, 2006	99
Consolidated Statements of Cash Flows for the years ended December 30, 2005 and December 29, 2006 and period from December 30, 2006 to February 16, 2007	100
Notes to Consolidated financial Statements	101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Jazz Technologies, Inc.

        We have audited the accompanying consolidated balance sheet of Jazz Technologies, Inc. as of December 28, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jazz Technologies, Inc. at December 28, 2007, and the consolidated results of its operations and its cash flows for the year ended December 28, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Orange County, California March 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jazz Technologies, Inc.

        We have audited the accompanying balance sheet of Jazz Technologies, Inc. (formerly Acquicor Technology Inc.) (a development stage company) as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jazz Technologies, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        On February 16, 2007, the Company consummated the acquisition of Jazz Semiconductor, Inc.

/s/  BDO SEIDMAN, LLP
New York, New York
February 21, 2007

JAZZ TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for par value)

	December 28, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,612	$633
Cash and cash equivalents held in trust and escrow accounts	—	334,465
Receivables, net of allowance for doubtful accounts of $793 at December 28, 2007	33,308	—
Inventories	12,190	—
Deferred tax asset	2,015	—
Prepaid expenses and other current assets	2,379	827

Total current assets	60,504	335,925
Property, plant and equipment, net	127,488	—
Investments	19,300	—
Intangible assets, net	53,631	—
Other assets	4,975	8,180

Total assets	$265,898	$344,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,502	$—
Short-term borrowings	8,000	—
Accrued compensation and benefits	5,886	—
Deferred revenues	5,347	—
Accrued interest	5,428	445
Deferred underwriting fees	—	3,450
Other current liabilities	13,815	8,687

Total current liabilities	57,978	12,582
Convertible senior notes	133,200	166,750
Deferred tax liability	3,427	—
Accrued pension, retirement medical plan obligations and other long-term liabilities	19,015	—

Total liabilities	213,620	179,332
Common stock, subject to possible conversion—no shares issued and outstanding at December 28, 2007; 5,750 shares issued and outstanding at December 31, 2006	—	33,511
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares—1,000; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, authorized shares—200,000 at December 28, 2007 and 100,000 at December 31, 2006; issued and outstanding shares—19,031 at December 28, 2007 and 34,457 at December 31, 2006	2	3
Additional paid-in capital	79,882	127,971
Other comprehensive income	965	—
(Accumulated deficit) retained earnings	(28,571)	3,288

Total stockholders' equity	52,278	131,262

Total liabilities and stockholders' equity	$265,898	$344,105

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 28, 2007	December 31, 2006
Net revenues	$182,075	$—
Cost of revenues	166,654	—

Gross profit	15,421	—
Operating expenses:
Research and development	14,116	—
Selling, general and administrative	20,053	669
Amortization of intangible assets	1,198	—
Write off of in-process research and development	5,100	—

Total operating expenses	40,467	669
Loss from operations	25,046	669
Interest and other (expense) income, net	(6,770)	4,448

Net (loss) income before income taxes	(31,816)	3,779
Income tax expense	43	485

Net (loss) income	$(31,859)	$3,294

Accretion of trust account relating to common stock subject to possible conversion	—	(649)

Net income attributable to other common stockholders	$—	$2,645

Net income per share subject to possible conversion—basic and diluted	$—	$0.11

Weighted average common shares outstanding subject to possible conversion—basic and diluted	—	5,740

Net (loss) income per share—basic and diluted	$(1.32)	$0.12

Weighted average common shares outstanding—basic and diluted	24,198	22,704

        The amounts included in the year ended December 28, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and include the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common stock
			Additional paid-in capital	Other comprehensive income	(Accumulated deficit) retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2005	5,374	$—	$24	$—	$(6)	$18
Sale of 28,750,000 units and representative's option, net of underwriters' discount and offering costs	28,750	3	159,617	—	—	159,620
Proceeds from private placement of 333,334 units	333	—	2,000	—	—	2,000
Net proceeds subject to possible conversion of 5,749,999 shares	—	—	(32,862)	—	—	(32,862)
Accretion of trust account relating to common stock subject to possible conversion	—	—	(649)	—	—	(649)
Reimbursement of additional offering expenses	—	—	225	—	—	225
Additional offering expenses	—	—	(384)	—	—	(384)
Net income	—	—	—	—	3,294	3,294

Balance at December 31, 2006	34,457	$3	$127,971	$—	$3,288	$131,262
Reversal of common stock subject to possible conversion of 5,750 shares	—	—	33,511	—	—	33,511
Conversion of common stock into cash in connection with acquisition	(5,668)	(1)	(33,158)	—	—	(33,159)
Redemption of founders' common stock	(1,874)	—	(9)	—	—	(9)
Repurchase of common stock	(7,846)	—	(25,631)	—	—	(25,631)
Repurchase of warrants	—	—	(19,313)	—	—	(19,313)
Repurchase of units	(708)	—	(2,992)	—	—	(2,992)
Repurchase of unit purchase options	—	—	(2,360)	—	—	(2,360)
Issuance of restricted stock	87	—	389	—	—	389
Issuance of performance stock awards	583	—	992	—	—	992
Stock compensation expense	—	—	497	—	—	497
Offering expenses	—	—	(15)	—	—	(15)
Comprehensive (loss) income:
Change in plan assets and benefit obligation	—	—	—	935	—	935
Foreign currency translation adjustment	—	—	—	30	—	30
Net loss	—	—	—	—	(31,859)	(31,859)

Total comprehensive loss	—	—	—	—	—	(30,894)

Balance at December 28, 2007	19,031	$2	$79,882	$965	$(28,571)	$52,278

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 28, 2007	December 31, 2006
Cash flows from operating activities:
Net (loss) income	$(31,859)	$3,294
Adjustments to reconcile net (loss) income for the period to net cash (used in) provided by operating activities:
Depreciation	27,928	—
Amortization of deferred financing costs	1,542	—
Gain on disposal of equipment	(30)	—
Net gain on purchase of convertible senior notes	(4,553)	—
Amortization of intangible assets	6,879	—
Write-off of in-process research and development	5,100	—
Stock compensation expense	1,878	—
Changes in operating assets and liabilities, net of effects from acquisition of Jazz Semiconductor, Inc.:
Receivables	(7,493)	—
Inventories	6,904	—
Prepaid expenses and other current assets	1,006	(827)
Restricted cash	3,154	—
Accounts payable	(4,879)	—
Accrued compensation and benefits	432	—
Deferred revenues	(4,704)	—
Pension and retirement medical benefits	1,581	—
Amounts due for purchase of convertible notes	(2,052)	—
Accrued interest on convertible notes	4,983	—
Other liabilities	(9,915)	931

Net cash (used in) provided by operating activities	(4,098)	3,398

Cash flows from investing activities:
Jazz Semiconductor, Inc. purchase price, net of cash acquired	(227,050)	—
Purchases of property and equipment	(5,975)	—
Net proceeds from sale of short-term investments	24,245	—
Release of funds from trust and escrow accounts	334,465	—
Cash and cash equivalents in trust and escrow account	—	(334,465)

Net cash provided by (used in) investing activities	125,685	(334,465)

Cash flows from financing activities:
Redemption of founder's common stock	(9)	—
Net proceeds from issuance of common stock	—	165,249
Net proceeds from issuance of convertible note	—	166,750
Repayment of note payable to stockholder	—	(275)
Reimbursement of additional offering expenses	—	225
Conversion of common stock in connection with acquisition	(33,159)	—
Repurchase of common stock (1)	(25,631)	—
Repurchase of warrants	(19,313)	—
Repurchase of units	(2,992)	—
Repurchase of unit purchase options (2)	(2,360)	—
Payment for purchase of convertible senior notes	(25,932)	—
Net borrowing from line of credit	8,000	—
Payment of debt and acquisition-related liabilities	(10,186)	(325)

Net cash (used in) provided by financing activities	(111,582)	331,624

Effect of foreign currency on cash	(26)	—

Net increase in cash and cash equivalents	9,979	557
Cash and cash equivalents at beginning of period	633	76

Cash and cash equivalents at end of period	$10,612	$633

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:
Interest paid	$13,006	$5

Taxes paid	$411	$2

Accrued offering costs	$—	$182

Accrued acquisition costs	$—	$1,798

Accrued debt issuance costs	$—	$6,057

Fair value of underwriter purchase option included in offering costs	$—	$4,975

Deferred underwriting fees	$—	$3,450

Accretion of trust fund relating to common stock subject to possible conversion	$—	$649

(1)
Includes repurchases from related parties for $4.2 million.

(2)
Includes repurchases from related party for $0.5 million.

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Note 1:    Business and Formation

        Unless specifically noted otherwise, as used throughout these notes to the consolidated financial statements, "Jazz," "Company" refers to the business of Jazz Technologies, Inc. and "Jazz Semiconductor" refers only to the business of Jazz Semiconductor, Inc.

The Company

        Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. (the "Company"), was incorporated in Delaware on August 12, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more domestic and/or foreign operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination.

        The Company is based in Newport Beach, California and following the acquisition of Jazz Semiconductor Inc., is now an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company's specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide ("SiGe") semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Its customer's analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

        In March 2006, the Company consummated a private placement ("Private Placement") and an initial public offering ("Offering"), and placed approximately $164.3 million in proceeds from those offerings in a trust account ("Trust Account") until the earlier of (i) the consummation of the Company's initial merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or (ii) the distribution of the Trust Account upon liquidation; provided, however, that the trustee was authorized to release to the Company amounts required to pay income taxes relating to the property in the Trust Account and up to $750,000 of interest earned on the Trust Account (net of taxes payable on such interest) to cover business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2006, none of the interest previously earned on the trust account had been released to pay income taxes relating to the property in the Trust Account and $750,000 of interest had been released to cover operating expenses. As of December 31, 2006, there was approximately $488,875 of interest received and receivable remaining in the Trust Account that was not available to be released.

        The Company, after signing a definitive agreement for the acquisition of Jazz Semiconductor, submitted that merger for stockholder approval on February 15, 2007. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering, including up to 333,334 shares included in the units purchased by the Company's existing stockholders in the Private Placement) had voted against the merger and exercised their conversion rights described below, the merger with Jazz Semiconductor would not have been consummated. Accordingly, public stockholders of the Company holding approximately 19.99% of the aggregate number of shares owned by all public stockholders could have sought conversion of their shares in connection with the merger with Jazz Semiconductor. Such public stockholders would have been entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Company's existing stockholders prior to the consummation of the Offering. In this respect, $33,510,655 (including $649,060 of accretion due to interest earned on the Trust Account, net of taxes

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 1:    Business and Formation (Continued)

payable on the income of the funds in the Trust Account) was classified as common stock subject to possible conversion at December 31, 2006.

Acquisition of Jazz Semiconductor Inc.

        On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor, for $262.4 million in cash, and acquired, as part of the assets of Jazz Semiconductor, $26.1 million in cash. The accompanying consolidated financial statements include the results of operations for Jazz Semiconductor following the date of acquisition. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz Semiconductor was treated as the "acquired" company. In connection with the acquisition, the Company adopted Jazz Semiconductor's fiscal year. In July 2007, the Company entered into an agreement with the former Jazz Semiconductor stockholders that reduced the purchase price by $9.3 million to $253.1 million. The reduction has been reflected in the accompanying consolidated financial statements. Refer to Note 3.

        Prior to March 12, 2002, Jazz Semiconductor's business was Conexant's Newport Beach, California semiconductor fabrication operations. Jazz Semiconductor's business was formed upon Conexant's contribution of those fabrication operations to its wholly-owned subsidiary, Newport Fab, LLC and Conexant's contribution of Newport Fab, LLC to Jazz Semiconductor, together with a cash investment in Jazz Semiconductor by affiliates of The Carlyle Group. Conexant and affiliates of The Carlyle Group continued to be the largest stockholders of Jazz Semiconductor until its acquisition in February 2007. Substantially all of Jazz Semiconductor's business operation was conducted by its wholly-owned subsidiary, Newport Fab, LLC. Since its formation in early 2002, Jazz Semiconductor has transitioned its business from a captive manufacturing facility within Conexant to an independent semiconductor foundry.

Note 2:    Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to conform prior year data with the current presentation.

Fiscal Year

        Effective with the fiscal year beginning January 1, 2007, the Company adopted a 52- or 53- week fiscal year. Each of the first three quarters of a fiscal year ends on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ends on the Friday prior to December 31. As a result, each fiscal quarter consists of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consist of 13 weeks and the fourth quarter consists of 14 weeks. The Company previously maintained a calendar fiscal year for the year ended December 31, 2006.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2:    Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those relating to sales return allowances, the allowance for doubtful accounts, inventories and related reserves, valuation of acquired assets and liabilities, determination of asset lives for depreciation and amortization, asset impairment assumptions, income taxes, stock compensation, post-retirement medical plan and pension plan. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition

        The Company's net revenues are generated principally by sales of semiconductor wafers. The Company derives the remaining balance of its net revenues from the resale of photomasks and other engineering services. The majority of the Company's sales occur through the efforts of its direct sales force.

        In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), and SAB No. 104, "Revenue Recognition" ("SAB No. 104"), the Company recognizes product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenues until all customer acceptance requirements have been met, when applicable. Determination of the criteria set forth in items three and four above is based on management's judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

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

        The Company provides for sales returns and allowances relating to specified yield, quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company maintains cash and cash equivalents balances

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2:    Summary of Significant Accounting Policies (Continued)

at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable

        The Company's accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable at the end of each reporting period. The Company analyzes the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Foreign Currency Translation

        The Company uses the U.S. dollar as its functional currency. All of the Company's sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers and has test and assembly activities in Asia and supports sales and marketing activities in various countries outside of the United States. Most of these costs are paid for with U.S. dollars. Foreign currency transaction gains and losses, resulting from remeasuring the local currency to the U.S. dollar, are included in determining net (loss) income for the period. The foreign exchange gains and losses were not material for the periods presented.

Inventories

        Inventories consist of raw materials, work in process and finished goods and include the costs for freight-in, materials, labor and manufacturing overhead. Inventories are stated at the lower of cost, calculated on a first-in, first-out basis, or market value. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. Inventories acquired as a result of the acquisition of Jazz Semiconductor were recorded at fair value. Shipping and handling costs are classified as a component of cost of revenues in the consolidated statements of operations.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Assets acquired as a result of the acquisition of Jazz Semiconductor were recorded at fair value. Prior to the acquisition of Jazz Semiconductor, the Company had no property, plant or equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 12 years. Leasehold

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2:    Summary of Significant Accounting Policies (Continued)

improvements are amortized over the life of the asset or initial term of the lease, whichever is shorter. Significant renewals and betterments are capitalized and any assets being replaced are written off. Maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

        Construction in progress primarily consists of machinery being qualified for service at the Company's foundry in Newport Beach, California.

Investment

        In connection with the acquisition of Jazz Semiconductor, the Company acquired an investment in HHNEC. As of December 28, 2007, the investment represented a minority interest of approximately 10% in HHNEC. In accordance with the purchase method of accounting, this investment was recorded at fair value on the date of acquisition.

Impairment of Assets

        The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If an asset is considered to be impaired, the impairment loss is recognized immediately and is considered to be the amount by which the carrying amount of the asset exceeds its fair value. The Company does not have any intangible assets with indefinite useful lives.

        The Company conducted an impairment review as of December 28, 2007 due to the recent decline in the stock price. The Company used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of its intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the Company uses to conduct its business. As a result of this analysis, no assets were considered to be impaired and the Company had not recognized any impairment loss for any long-lived or intangible asset as of December 28, 2007.

Accounting for Income Taxes

        The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

        Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company's expected realization of these assets depends on its ability to generate sufficient future taxable income. The Company's ability to generate enough taxable income to utilize its deferred tax assets depends on many factors, among which is the Company's ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of the Company's tax planning strategies and reversing deferred tax liabilities.

        A substantial portion of the valuation allowance relates to deferred tax assets recorded in connection with the acquisition of Jazz Semiconductor ("acquisition deferred tax assets"). SFAS No. 109 requires the benefit from the reduction of the valuation allowance related to the acquisition

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2:    Summary of Significant Accounting Policies (Continued)

deferred tax assets to first be applied to reduce goodwill and then noncurrent intangible assets to zero before the Company can apply any remaining benefit to reduce income tax expense.

        Included in the deferred tax assets are approximately $26.0 million of pre-acquisition net deferred tax assets related to the acquisition of Jazz Semiconductor. To the extent these assets are recognized, the tax benefit will be applied first to reduce to zero any noncurrent intangible assets related to the acquisition, and the excess, if any, as a reduction to income tax expense.

        The future utilization of the Company's net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has had one "change in ownership" event that limits the utilization of net operating loss carry forwards. The "change in ownership" event occurred in February 2007, upon the acquisition of Jazz Semiconductor. As a result of this "change of ownership," the annual net operating loss utilization will be limited to $6.8 million.

        Significant judgment is required in determining the Company's provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Despite the Company's belief that the tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. While the Company believes that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in the Company's historical income tax provisions and accruals.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109" ("FIN No. 48"). FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits and as such on the date of adoption, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Pension Plans

        Prior to the acquisition, Jazz Semiconductor adopted SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB (Financial Accounting Standards Board) Statements No. 87, 88, 106, and 132R)" ("SFAS No. 158"), for the 2006 fiscal year relating to its Retirement Plan for Hourly Employees and Postretirement Health and Life Benefits Plan. With the adoption of SFAS No. 158 in the prior fiscal year, Jazz Semiconductor was required to recognize all previously unrecognized obligations. These amounts were presented on Jazz Semiconductor's balance sheet as accumulated other comprehensive income (AOCI) under stockholders' equity. Following the acquisition on February 16, 2007 and the application of SFAS No. 141, "Business Combinations," these liabilities are stated at their fair values.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2:    Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires all share-based payments to employees, including grants of employee stock options, and restricted stock awards, to be recognized in the financial statements based upon their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued SAB No. 107, "Share-Based Payment" ("SAB No. 107"), which provides guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. There was no impact to the Company's financial statements on the date of adoption of SFAS No. 123R.

        SFAS No. 123R requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS No. 123R and SAB No. 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements, and limited transferability. The Company estimates stock price volatility based on historical volatility of its own stock price and its peers. The Company recognizes compensation expense using the straight-line amortization method for stock-based compensation awards with graded vesting.

        The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the year ended December 28, 2007 are as follows:

Expected life in years	6 years
Expected price volatility	30.80 - 53.60%
Risk-free interest rate	3.70 - 5.15%
Dividend yield	0.00%

Net (Loss) Income per Share

        Net (loss) income per share (basic) is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Net (loss) income per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents). Since the Company reported a net loss

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2:    Summary of Significant Accounting Policies (Continued)

for the year ended December 28, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same. As the effect of all common stock equivalents were anti-dilutive for the year ended December 31, 2006, the basic and diluted weighted average shares outstanding are the same.

Concentrations

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, age of the balance and the customer's current credit worthiness, as determined by a review of the customer's current credit information. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that have been identified. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. Customer receivables are generally unsecured.

        Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 28, 2007 consists of the following customers:

December 28, 2007
Skyworks	15.1%
Conexant	21.9%
R F Micro Devices	26.9%

        Net revenues from significant customers representing 10% or more of net revenues for the year ended December 28, 2007 is provided by customers as follows:

Year Ended December 28, 2007
Skyworks	20.1%
Conexant	15.0%
Toshiba	12.7%
R F Micro Devices	14.2%

        As a result of the Company's concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to these customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

        The Company operates a single manufacturing facility located in Newport Beach, California. A major interruption in the manufacturing operations at this facility would have a material adverse affect on the consolidated financial position and results of operations of the Company.

        The Company's manufacturing processes use specialized materials, including semiconductor wafers, chemicals, gases and photomasks. These raw materials are generally available from several suppliers. However, from time to time, the Company prefers to select one vendor to provide it with a particular type of material in order to obtain preferred pricing. In those cases, the Company generally seeks to identify, and in some cases qualify, alternative sources of supply.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2:    Summary of Significant Accounting Policies (Continued)

        As of December 28, 2007, approximately 53.2% of the Company's manufacturing related employees are covered by a collective bargaining agreement negotiated with one union. The Company's current agreement expires in May 2008.

Recent Accounting Pronouncements

        In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159") which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on the Company's future consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders' equity. The Company adopted the recognition provisions of SFAS No. 158 for the year ended December 28, 2007. The adoption of SFAS No. 158 did not have a material effect on the Company's financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements.

Note 3:    Acquisition

        On February 16, 2007, pursuant to the terms of a merger agreement signed on September 26, 2006, the Company acquired all of Jazz Semiconductor's outstanding capital stock for approximately $262.4 million, funded with existing cash resources as well as proceeds from the 8% Convertible Senior Notes due 2011 (the "Convertible Senior Notes") that were issued in the fourth quarter of 2006.

        On July 1, 2007, a settlement agreement was reached with former Jazz Semiconductor's stockholders that amended the merger agreement, released funds held in escrow and effectively reduced the purchase price by $9.3 million to $253.1 million. The purchase price reduction of $9.3 million includes a $9.0 million release of escrow funds to the Company and an additional reimbursement of $0.3 million for expenses incurred by Jazz Semiconductor and the Company relating to the merger. This reduction has been reflected in the accompanying consolidated financial statements.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3:    Acquisition (Continued)

        For accounting purposes, the revised purchase price for the Jazz Semiconductor acquisition was $253.1 million and reconciles to all payments made as follows (in thousands):

Acquisition consideration	$251,000
Estimated working capital adjustment	4,500

Total acquisition consideration	255,500
Jazz Semiconductor terminated IPO and acquisition transaction costs	(6,504)
Company transaction costs	4,134

Total purchase price	$253,130

        Jazz Semiconductor's transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors incurred in connection with the acquisition and Jazz Semiconductor's terminated initial public offering. The Company's transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors directly related to the acquisition of Jazz Semiconductor. Upon consummation of the merger, the Company also paid off the deferred underwriting fees of $3.5 million out of the proceeds of the public offering held in the Trust Account.

        Payments made by the Company included a $4.5 million working capital payment per the merger agreement and a deduction for reimbursement of $6.5 million of transaction costs incurred by Jazz Semiconductor in connection with the acquisition and its terminated public offering. There was no change to the purchase price resulting from the calculation of the closing working capital amount, as defined in the merger agreement, which was calculated based on the closing balance sheet as of February 16, 2007. However, as discussed above, there was a $9.3 million reduction to the purchase price as a result of a settlement agreement reached in July 2007 with the former Jazz Semiconductor stockholders.

Adjusted Purchase Price Allocation

        The total adjusted purchase price of $253.1 million, including the Company's transaction costs of approximately $4.1 million, and net of the reduction of $9.3 million in purchase price, has been

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3:    Acquisition (Continued)

allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair market values as of February 16, 2007, as follows (in thousands):

February 16, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$26,080
Short-term investments	24,245
Restricted cash	3,154
Receivables	25,815
Inventories	19,094
Deferred tax asset	4,637
Other current assets	2,520
Property, plant and equipment	148,061
Investments	19,300
Other assets	522
Accounts payable	(23,087)
Accrued compensation, benefits and other	(5,454)
Deferred tax liability	(6,203)
Deferred revenues	(10,051)
Other current liabilities	(23,619)
Accrued pension, retirement medical plan obligations and other long-term liabilities	(17,493)

Total net tangible assets acquired and liabilities assumed	$187,521
Fair value of identifiable intangible assets acquired:
Existing technology	1,078
Patents and other core technology rights	11,185
In-process research and development	5,100
Customer relationships	4,758
Customer backlog	2,630
Trade name	4,683
Facilities lease	36,175

Total identifiable intangible assets acquired	65,609

Total purchase price	$253,130

        The Company engaged a third party appraiser to assist it in performing a valuation of all the assets and liabilities in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"). The fair values set forth above are based on final valuation of Jazz Semiconductor's tangible and intangible assets which did not differ materially from the preliminary valuation estimates and, as a result, did not materially affect the final allocation of the purchase price reflected above.

Inventories

        In connection with the acquisition of Jazz Semiconductor, the Company acquired inventory of $19.1 million recorded at fair value on the date of acquisition. Prior to the acquisition of Jazz

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3:    Acquisition (Continued)

Semiconductor, the Company had no inventory. Inventories consist of the following at December 28, 2007:

December 28, 2007
Raw material	$473
Work in process	10,866
Finished goods	851

Total inventories	$12,190

Investments

        In connection with the acquisition of Jazz Semiconductor, the Company acquired an equity investment in Shanghai Hua Hong NEC Electronics Company, Ltd. ("HHNEC") recorded at a fair value of $19.3 million on the date of acquisition. Under the merger agreement relating to the acquisition of Jazz Semiconductor, the Company is obligated to pay additional amounts to former stockholders of Jazz Semiconductor if the Company realizes proceeds in excess of $10 million from its investment in HHNEC during the three-year period following the completion of the acquisition of Jazz Semiconductor. In that event, the Company will pay to Jazz Semiconductor's former stockholders an amount equal to 50% of the amount (if any) of the proceeds received that exceed $10 million.

Property, plant and equipment

        In connection with the acquisition of Jazz Semiconductor, the Company acquired property, plant and equipment of $148.1 million recorded at fair value on the date of acquisition. Prior to the acquisition of Jazz Semiconductor, the Company had no property, plant and equipment. Property, plant and equipment based on the valuations as discussed above, consist of the following at December 28, 2007:

	Useful life	December 28, 2007
	(In years)	(in thousands)
Building improvements	7-12	$42,916
Machinery and equipment	4-6	106,338
Furniture and equipment	3-5	1,829
Computer software	3	2,124
Construction in progress	—	2,206

		155,413
Accumulated depreciation		27,925

Total property, plant and equipment, net		$127,488

Intangible Assets

        In connection with the acquisition of Jazz Semiconductor, the Company acquired intangible assets of $65.6 million recorded at fair value. Of that amount, $5.1 million assigned to in-process research and development was written off during the year, because, in management's opinion, technological feasibility had not been established and had no alternative future uses. The write-off is included under

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3:    Acquisition (Continued)

research and development within operating expenses in the statement of operations. The balance of $60.5 million acquired intangibles is subject to periodic amortization over the weighted-average estimated useful life. Prior to the acquisition of Jazz Semiconductor, the Company had no intangible assets. Intangible assets consist of the following at December 28, 2007:

	Weighted Average Life	Cost	Accumulated Amortization	Net
	(years)	(in thousands)
Existing technology	7	$1,078	$133	$945
Patents and other core technology rights	7	11,185	1,383	9,802
In-process research and development	—	5,100	5,100	—
Customer relationships	7	4,758	588	4,170
Customer backlog	<1	2,630	2,630	—
Trade name	7	4,683	579	4,104
Facilities lease	20	36,175	1,565	34,610

Total identifiable intangible assets		$65,609	$11,978	$53,631

        The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
2008	$3,524	$1,385	$4,909
2009	3,525	1,385	4,910
2010	3,524	1,385	4,909
2011	3,525	1,385	4,910
2012	3,525	1,384	4,909
Thereafter	27,042	2,042	29,084

Total expected future amortization expense	$44,665	$8,966	$53,631

Pro Forma Results of Operations

        The following pro forma unaudited information for the years ended December 28, 2007 and December 31, 2006 assume the acquisition of Jazz Semiconductor occurred on January 1, 2006:

	Year Ended
	December 28, 2007	December 31, 2006
	(unaudited)
	(in thousands, except per share amounts)
Net revenues	$207,649	$212,526

Net loss	$(39,653)	$(47,610)

Pro forma net loss per share—basic and diluted	$(1.64)	$(2.10)

        The accompanying consolidated statements of operations only reflect the operating results of Jazz Semiconductor following the date of acquisition and do not reflect its operating results prior to the

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3:    Acquisition (Continued)

acquisition. The Company derived the pro forma information from (i) the consolidated financial statements of the Company for the year ended December 28, 2007 and the consolidated financial statements of Jazz Semiconductor for the period from December 30, 2006 to February 16, 2007 (the date of the acquisition), and (ii) the financial statements of the Company for the year ended December 31, 2006 and the consolidated financial statements of Jazz Semiconductor for the year ended December 29, 2006. The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of the Company or Jazz Semiconductor. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expense (relating primarily to interest on the Convertible Senior Notes issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above. The pro forma information excludes the write-off of in-process research and development that was expensed and the net gain on purchase of Convertible Senior Notes during the year ended December 28, 2007.

Note 4:    Loan and Security Agreement

        On February 28, 2007, the Company entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent ("Wachovia"), and Jazz Semiconductor and Newport Fab, LLC, as borrowers (the "Wachovia Loan Agreement"), with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The borrowing availability varies according to the levels of the borrowers' accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. Up to $5 million of the facility will be available for the issuance of letters of credit. The maturity date of the facility is February 28, 2010, unless earlier terminated. Loans under the facility will bear interest at a floating rate equal to, at borrowers' option, either the lender's prime rate plus 0.75% or the adjusted Eurodollar rate (as defined in the loan agreement) plus 2.75% per annum. The facility is secured by all of the assets of the Company and the borrowers.

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

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4:    Loan and Security Agreement (Continued)

        Borrowing availability under the facility as of December 28, 2007, was $37.1 million. As of December 28, 2007, the Company had $8.0 million in outstanding short-term borrowings and $1.6 million of the facility supporting outstanding letters of credits.

Note 5:    Convertible Senior Notes

        On December 19, 2006 and December 21, 2006, the Company completed private placements of $166.8 million aggregate principal amount of Convertible Senior Notes. The gross proceeds from the Convertible Senior Notes were placed in escrow pending completion of the acquisition of Jazz Semiconductor.

        On February 16, 2007, the conditions to release the escrowed proceeds of the Convertible Senior Notes were met and the proceeds, net of the debt issuance costs, were released to the Company.

        Debt issuance cost, included as part of other assets, consists of the following at December 28, 2007 and December 29, 2006:

	December 28, 2007
Other assets
	Cost	Amortization	Net
Debt issuance cost	$6,445	$1,542	$4,903
Deposits and other assets	72	—	72

Total	$6,517	$1,542	$4,975

	December 31, 2006
Other assets
	Cost	Amortization	Net
Debt issuance cost	$6,017	$—	$6,017
Deferred acquisition costs	2,163	—	2,163

Total	$8,180	$—	$8,180

        During 2007, the Company purchased $33.6 million in principal amount of its Convertible Senior Notes at a price of $28.6 million, including $0.7 million for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price ranged between 79.8% and 87.5% of the principal amount of such notes and resulted in a net gain of $4.6 million, which is included as part of other income in the statement of operations. The gain of $4.6 million is net of the write-off of prorated deferred loan costs of $1.0 million and commission expense. As of December 28, 2007, $133.2 million in principal amount of Convertible Senior Notes remains outstanding.

        The Convertible Senior Notes bear interest at a rate of 8% per annum payable semi-annually on each June 30 and December 31, beginning on June 30, 2007. The Company may redeem the Convertible Senior Notes on or after December 31, 2009 at agreed upon redemption prices, plus accrued and unpaid interest. The holders of the Convertible Senior Notes also have the option to convert the Convertible Senior Notes into shares of the Company's common stock at an initial conversion rate of 136.426 shares per $1,000 principal amount of Convertible Senior Notes, subject to adjustment in certain circumstances, which is equivalent to an initial conversion price of about $7.33 per share.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5:    Convertible Senior Notes (Continued)

        The Company's obligations under the Convertible Senior Notes are guaranteed by the Company's domestic subsidiaries. The Company has not provided condensed consolidating financial information because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the Wachovia Loan Agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

Note 6:    Income Taxes

        The Company's effective tax rate differs from the statutory rate as follows (in thousands):

	Year Ended
	December 28, 2007	December 31, 2006
Tax benefit computed at the federal statutory rate	$(11,136)	$1,323
State tax, net of federal benefit	(44)	373
In-process research and development	1,785	—
Permanent items	(1,016)	24
Tax-exempt interest	(244)	(1,235)
Valuation allowance	10,698	—

Income tax provision	$43	$485

        The Company's tax provision is as follows (in thousands):

	Year Ended
	December 28, 2007	December 31, 2006
Current tax expense:
Federal	$82	$—
State	87	485
Foreign	29	—

Total current	198
Deferred tax expense:
Federal	—	—
State	(155)	—

Total deferred	(155)	—

Income tax provision	$43	$485

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 6:    Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities from federal and state income taxes are as follows (in thousands):

	December 28, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$51,162	$—
Accruals and reserves	12,770	—
Stock compensation	356	—
Alternative minimum tax credit	127	—
Other	616	—

Total deferred tax assets	65,031	—
Valuation allowance	(37,163)	—

Deferred tax liabilities:
Property, plant and equipment	(7,931)	—
Intangible assets	(16,996)	—
Prepaid assets	(303)	—
Investment basis difference	(4,037)	—
Other	(13)	—

Total deferred tax liabilities	(29,279)	—

Net deferred taxes	$(1,412)	$—

        A valuation allowance of $37.2 million at December 28, 2007 has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. There was no valuation allowance at December 31, 2006.

        A substantial portion of the valuation allowance relates to deferred tax assets recorded in connection with the acquisition of Jazz Semiconductor ("acquisition deferred tax assets"). SFAS No. 109 requires the benefit from the reduction of the valuation allowance related to the acquisition deferred tax assets to first be applied to reduce goodwill and then noncurrent intangible assets to zero before the Company can apply any remaining benefit to reduce income tax expense.

        Included in the deferred tax assets are approximately $26.0 million of pre-acquisition net deferred tax assets related to the acquisition of Jazz Semiconductor. To the extent these assets are recognized, the tax benefit will be applied first to reduce to zero any noncurrent intangible assets related to the acquisition, and the excess, if any, as a reduction to income tax expense.

        At December 28, 2007, the Company had federal and state tax net operating loss carryforwards of approximately $128.9 million and $105.2 million. The federal and state tax loss carryforwards will begin to expire in 2021 and 2012, respectively, unless previously utilized. At December 28, 2007, the Company had combined federal and state alternative minimum tax credit of $0.1 million. The alternative minimum tax credits do not expire.

        The future utilization of the Company's net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company had one "change in ownership" event that limits the utilization of net operating loss carry forwards. This "change in ownership" event occurred in

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 6:    Income Taxes (Continued)

February 2007, the date of acquisition of Jazz Semiconductor, Inc. As a result of this "change of ownership," the annual net operating loss utilization will be limited to $6.8 million.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109" ("FIN No. 48"). FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2007	$—
Additions based on Jazz Semiconductor tax positions for periods prior to acquisition	381
Additions based on tax positions related to the current year	508
Additions for tax positions of prior year	81
Reductions for tax positions of prior year	—
Settlements	—

Balance at December 28, 2007	$970

        Included in the unrecognized tax benefit of $970,000 at December 28, 2007 was $585,000 of tax benefits that, if recognized at a time when the valuation allowance no longer exists, would affect the Company's effective tax rate. The remaining $385,000, if recognized, would reduce the non-current intangible assets. As of December 28, 2007, the Company has accrued $9,000 of interest and penalties on unrecognized tax benefits. The Company does not expect any significant decreases to its unrecognized tax benefits within the next 12 months.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2004; state and local income tax examinations before 2003; and foreign income tax examinations before 2004. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service ("IRS") tax examination. The Company is not currently under examination by any other state, local or foreign jurisdictions.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7:    Employee Benefit Plans

Postretirement Medical Plan

        The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company's postretirement medical plan are as follows (in thousands, except percentages):

Year Ended December 28, 2007
Net periodic benefit cost
Service cost	$396
Interest cost	763
Expected return on plan assets	—
Amortization of transition obligation/(asset)	—
Amortization of prior service costs	—
Amortization of net (gain) or loss	—

Total net periodic benefit cost	$1,159

Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	—
Net (gain) or loss for the period	(376)
Amortization of transition obligation (asset)	—
Amortization of prior service costs	—
Amortization of net (gain) or loss	—

Total recognized in other comprehensive income	$(376)

Total recognized in net periodic benefit cost and other comprehensive income	$783

Weighted average assumptions used:
Discount rate	6.50%
Expected return on plan assets	N/A
Rate of compensation increases	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for current year	9.00%
Ultimate rate	5.00%
Year the ultimate rate is reached	2014
Measurement date	December 31, 2007

	Increase	Decrease
Impact of one-percentage point change in assumed health care cost trend rates:
Effect on service cost and interest cost	$271	$(218)
Effect on postretirement benefit obligation	$2,944	$(2,340)

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7:    Employee Benefit Plans (Continued)

        The components of the change in benefit obligation; change in plan assets and funded status for the Company's postretirement medical plan are as follows (in thousands):

Year Ended December 28, 2007
Change in benefit obligation:
Benefit obligation at beginning of period	$14,593
Service cost	396
Interest cost	763
Benefits paid	(105)
Change in plan provisions	—
Actuarial loss(1)	(376)

Benefit obligation end of period	$15,271

Change in plan assets:
Fair value of plan assets at beginning of period	$—
Actual return on plan assets	—
Employer contribution	105
Benefits paid	(105)

Fair value of plan assets at end of period	$—

Funded status	$(15,271)

Amounts recognized in statement of financial position:
Non-current assets	$—
Current liabilities	(199)
Non-current liabilities	(15,072)

Net amount recognized	$(15,271)

Weighted average assumptions used:
Discount rate	6.50%
Rate of compensation increases	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	9.00%
Ultimate rate	5.00%
Year the ultimate rate is reached	2014

(1)
The actuarial loss for the year ended December 28, 2007 resulted primarily due to the following: 1) Active employee turnover of this closed group was lower than expected, 2) Overall premium increases were larger than the assumed healthcare trend increases, 3) Future healthcare trend is assumed to be slightly higher than what was assumed last year.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7:    Employee Benefit Plans (Continued)

        The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2008	$199
2009	250
2010	322
2011	401
2012	517
2013 - 2017	4,100

Pension Plan

        The Company has a pension plan that provides for monthly pension payments to eligible employees upon retirement. The pension benefits are based on years of service and specified benefit amounts. The Company uses a December 31 measurement date. The Company makes quarterly contributions in accordance with the minimum actuarially determined amounts.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7:    Employee Benefit Plans (Continued)

        The components of the change in benefit obligation, the change in plan assets and funded status for the Company's pension plan are as follows (in thousands):

Year Ended December 28, 2007
Net periodic benefit cost
Service cost	$744
Interest cost	495
Expected return on plan assets	(523)
Amortization of transition obligation/(asset)	—
Amortization of prior service costs	—
Amortization of net (gain) or loss	—

Total net periodic benefit cost	$716

Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	—
Net (gain) or loss for the period	(559)
Amortization of transition obligation (asset)	—
Amortization of prior service costs	—
Amortization of net (gain) or loss	—

Total recognized in other comprehensive income	$(559)

Total recognized in net periodic benefit cost and other comprehensive income	$157

Weighted average assumptions used:
Discount rate	5.90%
Expected return on plan assets	7.50%
Rate of compensation increases	N/A
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year ending 2008:
Transition obligation (asset)	$—
Prior service cost	—
Net actuarial (gain) or loss	$—

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7:    Employee Benefit Plans (Continued)

        The components of the change in benefit obligation; change in plan assets and funded status for the Company's postretirement medical plan are as follows (in thousands):

Year Ended December 28, 2007
Change in benefit obligation:
Benefit obligation at beginning of period	$9,901
Service cost	744
Interest cost	495
Benefits paid	(102)
Change in plan provisions	—
Actuarial (gain) loss(1)	(777)

Benefit obligation end of period	$10,260

Change in plan assets
Fair value of plan assets at beginning of period	$7,755
Actual return on plan assets	305
Employer contribution	—
Benefits paid	(102)

Fair value of plan assets at end of period	$7,957

Funded status	$(2,303)

Accumulated benefit obligation	$(10,260)

Amounts recognized in statement of financial position
Non-current assets	$—
Current liabilities	—
Non-current liabilities	(2,303)

Net amount recognized	$(2,303)

Weighted average assumptions used
Discount rate	6.40%
Expected return on plan assets	7.50%
Rate of compensation increases	N/A

    (1)
    The actuarial gain for the year ended December 28, 2007 resulted primarily due to the increase in the discount rate from 5.90% to 6.40%.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7:    Employee Benefit Plans (Continued)

        The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2008	$260
2009	324
2010	370
2011	413
2012	463
2013 - 2017	2,888

        The Company has estimated the expected return on assets of the plan of 7.5% based on assumptions derived from, among other things, the historical return on assets of the plan, the current and expected investment allocation of assets held by the plan and the current and expected future rates of return in the debt and equity markets for investments held by the plan. The obligations under the plan could differ from the obligation currently recorded if management's estimates are not consistent with actual investment performance.

        The Company's pension plan weighted average asset allocations at December 28, 2007 by asset category are as follows:

Asset Category:	December 28, 2007	Target allocation 2008
Equity securities	73%	65 - 75%
Debt securities	27%	25 - 35%
Real estate	0%	0%
Other	0%	0%

Total	100%	100%

        The Company's primary policy goals regarding plan assets are cost-effective diversification of plan assets, competitive returns on investment, and preservation of capital. Plan assets are currently invested in mutual funds with various debt and equity investment objectives. The target asset allocation for the plan assets is 25-35% debt, or fixed income securities, and 65-75% equity securities. Individual funds are evaluated periodically based on comparisons to benchmark indices and peer group funds and necessary investment decisions are made in accordance with the policy goals of the plan investments by management.

Note 8:    Stockholders' Equity

Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting rights and other rights and preferences as may be determined from time to time by the Board of Directors.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 8:    Stockholders' Equity (Continued)

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

        On February 16, 2007, the Company amended its Certificate of Incorporation to increase the authorized shares of the Company's common stock from 100,000,000 shares to 200,000,000 shares.

        On February 16, 2007, the Company redeemed 1,873,738 common shares held by Acquicor Management LLC and the Company's outside directors (founders) at a redemption price of $0.0047 per share.

        On February 16, 2007, 5,668,116 shares of the Company's common stock issued in connection with its initial public offering were converted into cash at approximately $5.85 per share, or $33.2 million in the aggregate. The stockholders owning these shares voted against the acquisition of Jazz Semiconductor and elected to convert their shares into a pro-rata portion of the Company's Trust account.

        As of December 28, 2007, the Company had repurchased 8,553,931 shares of common stock (including shares repurchased as part of the Company's units). The number of outstanding shares of common stock at December 28, 2007 was 19,031,276.

Unit Purchase Options

        In connection with the Company's initial public offering, the Company issued to the underwriters in the initial public offering 1,250,000 unit purchase options. Each unit purchase option grants the holder of the option, the right to purchase one unit at $7.50 per unit, with each unit consisting of one share of the Company's common stock and two redeemable common stock warrants, each warrant to purchase one share of the Company's common stock at $6.65 per share. The unit purchase options and the underlying option expire on March 15, 2011. As of December 28, 2007, the Company had repurchased all 1,250,000 unit purchase options that were issued in connection with its initial public offering for an aggregate purchase price of $2.4 million.

Units and Warrants

        Each unit issued in the Company's March 2006 initial public offering and the private placement to the Company's initial stockholders prior to the initial public offering included one share of common stock, $0.0001 par value, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires on March 15, 2011.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 8:    Stockholders' Equity (Continued)

        As of December 28, 2007, the Company had repurchased 25,133,655 warrants (including warrants repurchased as part of the Company's units). The number of outstanding warrants at December 28, 2007 was 33,033,013.

Stock Repurchase Plan

        On January 11, 2007, the Company announced that the Board had authorized a stock and warrant repurchase program, under which the Company may repurchase up to $50 million of its common stock and warrants through July 15, 2007. On July 18, 2007, the Company announced that the stock and warrant repurchase program had been extended through October 15, 2007, and on November 2, 2007, the Company announced that the stock and warrant repurchase program has been further extended through January 15, 2008, on which date it expired. Purchases under the stock and warrant repurchase program were made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be reinstated at any time. As of December 28, 2007, the Company had repurchased securities with an aggregate value of $50.3 million under this program.

Equity Incentive Plan

        On October 11, 2006, the Company's Board of Directors (the "Board") approved the Company's 2006 Equity Incentive Plan (the "Plan"). The Plan was amended by the Board on February 8, 2007 and approved by the Company's stockholders on February 15, 2007. The Plan provides for grants of stock awards in the following forms: (i) Incentive Stock Options; (ii) Non-statutory Stock Options; (iii) Restricted Stock Awards; (iv) Restricted Stock Unit Awards; (v) Stock Appreciation Rights; (vi) Performance Stock Awards; (vii) Performance Cash Awards; and (viii) Other Stock Awards.

Restricted Stock

        In May 2007, the Company granted restricted stock awards that vest on February 16, 2008 covering 86,655 shares of the Company's common stock. On the date of grant of a restricted stock award, the recipient of the award is granted shares of the Company's common stock that are restricted as to transfer and are subject to a right of forfeiture in favor of the Company. Upon vesting, the right of forfeiture lapses and the shares become transferable. The Company recorded an expense of $389,364 for the year ended December 28, 2007, related to the restricted stock awards.

Performance Stock Awards

        In November 2007, the Board approved, based on the recommendation of the Compensation Committee of the Board, the grant of shares of the Company's common stock to executive officers of the Company based on the attainment of certain quantitative and qualitative performance goals during 2007. Each award was granted pursuant to the Plan and was fully vested on December 17, 2007, the grant date.

        The Company awarded 583,334 shares of the Company's common stock granted at a fair value of $1.70 per share. The Company recorded a compensation cost of $991,668 for the year ended December 28, 2007 related to the issuance of these performance stock awards.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 8:    Stockholders' Equity (Continued)

Stock Options

        Upon consummation of the Merger on February 16, 2007, the Plan under which the Company had reserved an aggregate of 4,700,000 shares of its common stock for future issuance, became effective. The number of shares under the plan will increase annually on the first day of each fiscal year beginning in fiscal year 2008 through 2011, by an amount equal to the lesser of (a) 2% of the number of outstanding shares of the Company's Common Stock on the last day of the immediately preceding fiscal year; or (b) 250,000 shares of common stock. The Board may act prior to the first day of any fiscal year to increase the share reserve by a smaller number of shares of common stock.

        The Board has the discretion to terminate the Plan or change its terms. The Plan is scheduled to terminate on October 10, 2016, unless terminated earlier by the Board. Certain changes to the Plan may require shareholders' approval. Employees, officers, directors and consultants are eligible to receive options under the Plan. The Plan is administered by the Board or a committee appointed for such purposes, which has the sole discretion and authority to determine which eligible employees will receive options, when the options will be granted and the terms and conditions of the options granted. Options granted generally have a term of 10 years. Generally, one-third of the shares subject to option grants under the Plan vest one year after the vesting commencement date, the balance of the shares vest in a series of eight successive equal quarterly installments thereafter measured from the first anniversary of the vesting commencement date.

        During the year ended December 28, 2007, the Company awarded non-statutory stock options to purchase 2,660,063 shares of common stock that vest over a three-year period from the date of grant. The first third of each stock option grant vests after the first year and the remaining two-thirds vests ratably over the next eight quarters. The exercise prices of the options awarded range from $1.70—$3.38 per share. The Company recorded $497,057 of compensation expense for the year ended December 28, 2007 relating to the issuance of non-statutory stock options to employees and non-employee members of the Board. The Company did not issue any options during the year ended December 31, 2006.

        The following table summarizes stock option award activity for the years ended December 31, 2006 and December 28, 2007:

	Number of options	Weighted average exercise price per option	Weighted average fair value per option
	(in thousands)
Outstanding at December 31, 2006	—	$—	$—
Granted	2,660	3.22	1.38
Exercised	—	—	—
Forfeited / cancelled	(99)	3.25	1.38

Outstanding at December 28, 2007	2,561	$3.22	$1.38

Options vested at December 28, 2007	—	—	—

Options available for grant at December 28, 2007	1,555

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 8:    Stockholders' Equity (Continued)

        The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 28, 2007 were as follows:

	Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Life
($)	(In thousands)	($)	(In thousands)	(In years)
0.00 - 2.00	1	1.70	$—	9.98
2.01 - 3.00	121	2.53	—	9.65
3.01 - 4.00	2,439	3.25	—	9.39

	2,561	3.22	$—	9.40

        The aggregate pretax intrinsic values in the preceding table were calculated based on the market value of the Company's common stock of $1.60 on December 28, 2007.

        At December 28, 2007, the amount of unearned stock-based compensation currently estimated to be expensed in the period 2008 through 2010 related to unvested stock option awards granted on or after February 16, 2007 is $2.0 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately 3 years. If there are any modifications or cancellations of the underlying unvested options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with any acquisitions.

Note 9:    Related Party Transactions

        In June and September of 2007, the Company repurchased for a total purchase price of $2,360,000 all 1,250,000 unit purchase options issued to the underwriters of the Company's initial public offering, leaving no unit purchase options outstanding. This takes into account the repurchase, on September 6, 2007, of 812,500 unit purchase options at $2.00 each, including 375,000 unit purchase options from CRT Capital Group and CRT Associates, 250,000 unit purchase options from Paul A. Pittman, the Company's Executive Vice President and Chief Financial and Administrative Officer, and 187,500 unit purchase options from Wedbush Morgan Securities. Mr. Pittman acquired his unit purchase options as a result of his former position as a partner at ThinkEquity Partners LLC, one of the underwriters of the Company's initial public offering.

        The Company repurchased on September 4, 2007, 208,333 units at $3.90 per unit and 62,920 shares of common stock at $2.98 per share from Acquicor Management LLC, an entity owned in part and controlled by Gilbert F. Amelio, the Company's Chairman and Chief Executive Officer. The price paid by the Company for these securities was at a slight discount to the most recent closing price prior to the repurchase. The repurchase from Acquicor Management LLC was conditioned on the entire $1,000,000 sales proceeds being applied by Acquicor Management LLC to pay interest, principal and associated fees on loans made to Acquicor Management LLC on February 14, 2007 by certain third party lenders. Acquicor Management LLC used these loans in February of 2007 to fund the purchase of the Company's common stock shortly before the Company's acquisition of Jazz Semiconductor.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9:    Related Party Transactions (Continued)

        On December 6, 2007, the Company announced that it repurchased 1,819,793 shares of common stock at $2.11 per share from Acquicor Management LLC, an entity owned in part and controlled by Gilbert F. Amelio, the Company's Chairman and Chief Executive Officer; 51,836 shares of common stock from John P. Kensey; and 51,836 shares of common stock from Harold L. Clark. Mr. Kensey and Mr. Clark are directors of the Company. The $2.11 price paid by the Company for these securities was the closing price on November 30, 2007, the date that agreement was reached on the repurchase. These repurchases were conditioned on the entire sales proceeds being applied to pay interest, principal and associated fees on loans made to Acquicor Management LLC, Mr. Clark and Mr. Kensey on February 14, 2007 by certain third party lenders. Acquicor Management LLC, Mr. Clark and Mr. Kensey used these loans in February 2007 to fund the purchase of the Company's stock shortly before the Company's purchase of Jazz Semiconductor.

Note 10:    Segment and Geographic Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in one business segment: the manufacturing and process design of semiconductor wafers.

        Revenues are derived principally from customers located within the United States.

        Long-lived assets consisting of property, plant and equipment and intangible assets, are primarily located within the United States.

Note 11:    Commitments and Contingencies

Leases

        The Company leases its fabrication facilities and headquarters from Conexant Systems, Inc. ("Conexant") under non-cancelable operating leases through March 2017. The Company has the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. The Company's rental payments under these leases consist solely of its pro rata share of the expenses incurred by Conexant in the ownership of these buildings and applicable adjustments for increases in the consumer price index. These expenses include property taxes, building insurance, depreciation and common area maintenance and are included in operating expenses in the accompanying consolidated statements of operations. The Company is not permitted to sublease space that is subject to the leases with Conexant without Conexant's prior approval. The Company also leases office and warehouse facilities from third parties.

        In connection with acquisition of Jazz Semiconductor, the Company and Conexant executed amendments to the leases. Under the lease amendments, the Company's headquarters may be relocated one time no earlier than 12 months from the completion of the acquisition of Jazz Semiconductor to another building within one mile of the Company's current location at Conexant's option and expense, subject to certain conditions. The amount allocated to facilities leases represents the fair value of acquired leases calculated as the difference between market rates for similar facilities in the same geographical area and the rent the Company is estimated to pay over the life of the leases, discounted

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11:    Commitments and Contingencies (Continued)

back over the life of the lease. The future minimum costs under these leases have been estimated based on costs incurred during 2007.

        Aggregate rental expense under operating leases, including amounts paid to Conexant, was approximately, $2.7 million for the year ended December 28, 2007.

        Future minimum payments under non-cancelable operating leases are as follows:

	Payment Obligations by Year (in thousands)
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$2,686	$2,468	$2,300	$2,300	$2,300	$9,659	$21,713

Customer Commitments

        From time to time, the Company enters into contracts with customers in which the Company commits to provide price adjustments in the event of failure to meet specified yield or other criteria. The Company records a liability for potential obligations under these provisions where historical data regarding the Company's compliance with these criteria leads the Company to believe that the likelihood of a material obligation is probable and estimatable.

Supply Agreement

        The Company has a fifteen-year, guaranteed supply agreement for certain gases used in the Company's manufacturing process that expires July 12, 2014. The agreement specifies minimum purchase commitments and contains a termination fee that is adjusted downward on each of the agreement's anniversary dates. The initial minimum purchase commitment of approximately $1.0 million annually is adjusted based on supplemental gas purchases, wage increases for the labor portion of the minimum purchase commitment and price increases for supplemental product. If the Company were to terminate the supply agreement prior to July 12, 2014, the termination fee would be approximately $4.0 million.

        Purchases under this agreement were approximately, $2.9 million for the years ended December 28, 2007.

Environmental Matters

        The Company's operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with environmental law is a major consideration for all semiconductor manufacturers because hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous waste, the Company, along with any other person with whom it arranges for the disposal of such waste, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous waste, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future, new or more stringent requirements could be imposed. Management believes it has materially complied with all material environmental laws and regulations.

JAZZ TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11:    Commitments and Contingencies (Continued)

There have been no material claims asserted nor is management aware of any material unasserted claims for environmental matters.

Litigation and Claims

        The Company is not currently involved in any material litigation. From time to time, claims have been asserted against the Company, including claims alleging the use of intellectual property rights of others in certain of the Company's manufacturing processes. The resolution of these matters may entail the negotiation of license agreements, as a settlement, or resolution of such claims through arbitration or litigation proceedings. The outcome of claims asserted against the Company cannot be predicted with certainty and it is possible that some claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurances that a license will be granted or granted on commercially reasonable terms. Injunctive relief or a license with materially adverse terms could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. Based on its evaluation of matters that are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Indemnification

        From time to time, the Company enters into contracts with customers in which the Company provides certain indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer's use of the Company's intellectual property. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and estimatable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jazz Semiconductor, Inc.

        We have audited the accompanying consolidated balance sheets of Jazz Semiconductor, Inc. as of December 30, 2005, December 29, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. In addition we have audited the consolidated statements of operations and cash flows for the period from December 30, 2006 to February 16, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jazz Semiconductor, Inc. at December 30, 2005 and December 29, 2006 and the consolidated results of its operations and its cash flows for the years then ended and for the period from December 30, 2006 to February 16, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, effective December 31, 2005 and December 29, 2006, the Company adopted Statement of Financial Accounting Standards Nos. 123 (revised 2004), "Share-based Payment" and 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans (an Amendment of FASB Statements No. 87, 88, 106, and 132R)," respectively.

                      /s/  ERNST & YOUNG LLP

Orange County, California
March 20, 2008

JAZZ SEMICONDUCTOR, INC.

Consolidated Balance Sheets

(In thousands, except for par values)

	December 30, 2005	December 29, 2006
Assets
Current assets:
Cash and cash equivalents	$4,372	$6,299
Short-term investments	23,850	25,986
Restricted cash	720	473
Receivables from related parties, net of allowance for doubtful accounts of zero and $70 at December 30, 2005 and December 29, 2006, respectively	11,033	8,341
Receivables, net of allowance for doubtful accounts of $697 and $929 at December 30, 2005 and December 29, 2006, respectively	23,687	29,492
Inventories	17,806	23,102
Other current assets	2,518	2,740

Total current assets	83,986	96,433
Property, plant and equipment, net	65,249	71,507
Investments	10,840	10,000
Restricted cash	2,881	2,681
Other assets	5,801	7,006

Total assets	$168,757	$187,627

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,516	$20,728
Accrued compensation, benefits and other	4,437	4,627
Deferred revenues	1,421	10,609
Other current liabilities	14,026	17,429

Total current liabilities	35,400	53,393
Deferred revenues—wafer credits	11,533	11,199
Stock appreciation rights, net	745	—
Pension and retirement medical plan obligations	11,394	17,458
Other long term liabilities	1,500	779

Total liabilities	60,572	82,829
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value
Authorized shares—200,000
Issued and outstanding shares—112,982 at December 30, 2005, and December 29, 2006	113	113
Liquidation preference—$156,309 and $171,941 at December 30, 2005 and December 29, 2006, respectively
Common stock, $.001 par value
Authorized shares—255,000
Issued and outstanding shares—4,805 and 12,339 at December 30, 2005 and December 29, 2006, respectively	5	12
Additional paid in capital	145,857	162,347
Deferred stock compensation	(839)	(308)
Accumulated other comprehensive loss	(632)	(5,846)
Accumulated deficit	(36,319)	(51,520)

Total stockholders' equity	108,185	104,798

Total liabilities and stockholders' equity	$168,757	$187,627

See accompanying notes.

JAZZ SEMICONDUCTOR, INC.

Consolidated Statements of Operations

(In thousands)

	Year Ended
	December 30, 2005	December 29, 2006	Period from December 30, 2006 to February 16, 2007
Net revenues	$199,030	$212,526	$25,574
Cost of revenues	174,294	187,955	27,516

Gross profit	24,736	24,571	(1,942)
Operating expenses:
Research and development	19,707	20,087	2,914
Selling, general and administrative	14,956	18,342	5,636
Amortization of intangible assets	836	996	160
Impairment of intangible assets	1,642	551	—

Total operating expenses	37,141	39,976	8,710

Operating loss	(12,405)	(15,405)	(10,652)
Interest income, net	1,315	1,196	216
Loss on investments	(583)	(840)	—
Other income (expense)	206	(94)	4

Loss before income taxes	(11,467)	(15,143)	(10,432)
Income tax provision	46	58	9

Net loss	(11,513)	(15,201)	(10,441)
Preferred stock dividends	(14,210)	(15,631)	—

Net loss attributable to common stockholders	$(25,723)	$(30,832)	$(10,441)

See accompanying notes.

JAZZ SEMICONDUCTOR, INC.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Preferred Stock		Common Stock				Accumulated other comprehensive income (loss)
					Additional paid in capital	Deferred stock compensation		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	112,982	$113	4,769	$5	$145,976	$(1,800)	$—	$(24,806)	$119,488
Exercise of employee stock options and stock awards	—	—	121	—	94	—	—	—	94
Repurchase of common stock	—	—	(85)	—	(55)	—	—	—	(55)
Common stock subject to Repurchase	—	—	—	—	317	—	—	—	317
Deferred stock compensation reversal for cancellations	—	—	—	—	(475)	475	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	486	—	—	486
Comprehensive income (loss):
Minimum pension liability	—	—	—	—	—	—	(669)	—	(669)
Foreign currency translation adjustment	—	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	—	(11,513)	(11,513)

Total comprehensive loss	—	—	—	—	—	—	—	—	(12,145)

Balance at December 30, 2005	112,982	113	4,805	5	145,857	(839)	(632)	(36,319)	108,185

Exercise of employee stock options and awards	—	—	17	—	3	—	—	—	3
Repurchase of common stock	—	—	(67)	—	(77)	—	—	—	(77)
Common stock subject to repurchase	—	—	—	—	282	—	—	—	282
Deferred stock compensation reversal for cancellations	—	—	—	—	(131)	131	—	—	—
Common stock issued to Conexant	—	—	7,584	7	16,292	—	—	—	16,299
Stock compensation expense	—	—	—	—	121	400	—	—	521
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	7	—	7
Minimum pension liability							(2,309)		(2,309)
Net loss	—	—	—	—	—	—	—	(15,201)	(15,201)

Total comprehensive loss	—	—	—	—	—	—	—	—	(17,503)

	112,982	113	12,339	12	162,347	(308)	(2,934)	(51,520)	107,710

Adoption of SFAS No. 158 Post Retiree Medical Plan	—	—	—	—	—	—	(2,912)	—	(2,912)

Balance at December 29, 2006	112,982	$113	12,339	$12	$162,347	$(308)	$(5,846)	$(51,520)	$104,798

See accompanying notes.

JAZZ SEMICONDUCTOR, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 30, 2005	December 29, 2006	Period from December 30, 2006 to February 16, 2007
Operating activities:
Net loss	$(11,513)	$(15,201)	$(10,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on investments	583	840	—
Depreciation and amortization	20,904	23,024	3,370
Impairment of intangible assets	1,642	551	1,019
Stock appreciation rights compensation income	(652)	(745)	—
Stock compensation expense—employees	486	521	130
Stock compensation expense—non employees	39	—	—
Stock compensation expense—repurchase of common stock	68	—	—
Accretion of discount on short-term investments available for sale	(4)	(86)	—
(Gain) loss on disposal of equipment	(180)	144	3
Provision for doubtful accounts	(465)	301	(32)
Changes in operating assets and liabilities:
Receivables	(9,911)	(3,415)	12,081
Inventories	3,504	(5,296)	4,008
Other current assets	964	(221)	(99)
Restricted cash	(1,373)	447	—
Other long-term assets	(341)	(218)	37
Accounts payable	434	2,120	14,552
Accrued compensation, benefits and other	(493)	191	1,041
Deferred revenues	(3,678)	8,854	(240)
Other current liabilities	(2,521)	1,592	(103)
Pension and retirement medical plan obligations	1,032	843	50
Other long-term liabilities	—	(722)	(746)

Net cash provided by (used in) operating activities	(1,475)	13,524	24,630

Investing activities:
Capital expenditures	(23,505)	(24,142)	(390)
Proceeds from sale of equipment	207	86	—
Purchases of short-term investments	(64,075)	(56,235)	—
Sales of short-term investments	90,851	56,225	1,741
Purchases of commercial paper, net	—	(2,039)	—
Purchase of other assets	(4,642)	(559)	—

Net cash used in investing activities	(1,164)	(26,664)	1,351

Financing activities:
Exercise of employee stock options	55	3	—
Repurchases of common stock	(123)	(77)	—
Change in cash overdraft	1,165	(1,165)	—
Issuance of common stock to Conexant	—	16,299	—

Net cash provided by financing activities	1,097	15,060	—
Effect of foreign exchange rate change	37	7	(24)

Net increase (decrease) in cash and cash equivalents	(1,505)	1,927	25,957
Cash and cash equivalents at beginning of period	5,877	4,372	6,299

Cash and cash equivalents at end of period	$4,372	$6,299	$32,256

See accompanying notes.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements

1.    Description of Business and Formation

        References to the "Company" contained within these financial statements for Jazz Semiconductor, Inc. do not refer to Jazz Technologies, Inc., but solely to Jazz Semiconductor, Inc.

        Jazz Semiconductor, Inc. (the "Company") is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. The Company's customers' analog and mixed-signal semiconductor devices are designed for use in products such as cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems. The Company's specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide ("SiGe") semiconductor processes, for the manufacture of analog and mixed-signal semiconductors.

        In March 2002, the Company (incorporated in Delaware in February 2002) became an independent, privately held company upon the contribution by Conexant Systems, Inc. ("Conexant") of $67.3 million of net assets in exchange for $19.3 million in cash and 4,500,000 shares of class B common stock and the contribution by affiliates of The Carlyle Group ("Carlyle") of approximately $52 million in cash in exchange for 5,500,000 shares of class A common stock. The aggregate value of the transaction, determined based upon the cash consideration paid by affiliates of Carlyle, was $94.5 million. Included in the aggregate value are direct costs incurred related to the transaction of approximately $5.5 million. On July 31, 2002, 5,500,000 shares of class A common stock and 4,500,000 shares of class B common stock, representing all of the then outstanding shares of common stock of the Company, were recapitalized into 55,000,000 and 45,000,000 shares of Series A preferred stock and Series B preferred stock, respectively.

        On September 26, 2006, the Company entered into a Merger Agreement, with Jazz Technologies, Inc. (formerly known as Acquicor Technology Inc.) ("Parent"), Joy Acquisition Corp. ("Joy"), and TC Group, L.L.C. as stockholders' representative, pursuant to which Joy will merge with and into the Company, with the Company as the surviving corporation and a wholly-owned subsidiary of Parent (the "Merger"). On February 16, 2007, the Merger was consummated and Parent acquired all of the outstanding equity securities of the Company for $262.4 million in cash. In July 2007, the Parent entered into an agreement with the former Company's stockholders that reduced the purchase price by $9.3 million to $253.1 million.

2.    Summary of Significant Accounting Policies

Reclassifications

        Certain amounts in the 2005 and 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year

        The Company maintains a 52- or 53-week fiscal year. Each of the Company's first three quarters of a fiscal year end on the last Friday in each of March, June and September and the fourth quarter of

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

a fiscal year ends on the Friday prior to December 31. As a result, each fiscal quarter consists of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consist of 13 weeks and the fourth quarter consists of 14 weeks. Fiscal years 2005 and 2006 consisted of 52 weeks each.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those relating to sales allowances, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, investments, income taxes, litigation, deferred stock compensation, retirement medical plan and pension plan. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition

        The Company derives its revenues primarily from the manufacture and sale of semiconductor wafers. The Company also derives a portion of its revenues from the resale of photomasks and other engineering services.

        The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A, SAB 101B and SAB 104. SAB 101 requires four basic criteria to be met before revenues can be recognized:

  •
  persuasive evidence that an arrangement exists;

  •
  delivery has occurred or services have been rendered;

  •
  the fee is fixed and determinable; and

  •
  collectibility is reasonably assured.

        Determination of the criteria set forth in the third and fourth bullet points above is based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

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

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Short-term Investments

        Short-term investments include auction rate securities issued by U.S. governmental agencies and municipal governments, auction rate preferred securities issued by corporations, and commercial paper which are not considered cash equivalents. All securities are classified as available for sale and are reported at fair market value, which approximates cost, on the consolidated balance sheet.

Restricted Cash

        Under the terms of its workers' compensation insurance policies, the Company provides letters of credit issued by a financial institution as security to the insurance carriers, totaling $2.9 million and $2.7 million as of December 30, 2005 and December 29, 2006, respectively.

        The issuing financial institution requires the Letters of Credit ("LOC") to be secured. The Company secured the LOC with commercial paper and/or money market funds. Because the security behind the LOC was not cash, the financial institution issuing the LOC requires the Company to provide security in excess of the face value of the LOC.

        The portion of the commercial paper and/or money market funds up to the face value of the LOC have been classified as non-current restricted cash because that amount cannot be withdrawn and used by the Company for an indefinite period that is not less than one year. The amounts classified as non-current restricted cash were $2.9 million and $2.7 million as of December 30, 2005 and December 29, 2006, respectively, in the accompanying consolidated balance sheets.

        The portion of the commercial paper and/or money market funds in excess of the face value of the LOC has been classified as current restricted cash because that amount could be withdrawn and used by the Company during a period less than one year if the Company uses cash as security for the LOC. The amounts classified as current restricted cash were $0.7 million and $0.5 million as of December 30, 2005 and December 29, 2006, respectively.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories include the costs for freight-in, materials, labor and manufacturing overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 15 years. Leasehold improvements are amortized over the life of the asset or term of the lease, whichever is shorter. Significant renewals and betterments are capitalized and any assets being replaced are written off. Maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

Investments

        Investments consist of the following (in thousands):

	December 30, 2005	December 29, 2006
HHNEC	$10,000	$10,000
Warrants	840	—

	$10,840	$10,000

HHNEC

        In August 2003, the Company entered into a strategic relationship with HHNEC. Under the arrangement, the Company has secured additional manufacturing capacity for its products. HHNEC did not manufacture a significant amount of wafers for the Company during 2006. As part of its strategic relationship, the Company has contributed certain licensed process technologies and invested $10.0 million in HHNEC, of which $1.5 million was paid in the fourth quarter of 2003 and $8.5 million was paid in the third quarter of 2004. As of December 29, 2006, the investment represents a minority interest of approximately 10% in HHNEC. This investment is carried at its original cost basis and is accounted for using the cost method of accounting for investments, as the Company does not have the ability to exercise significant influence.

Warrants and Stock Appreciation Rights

        In connection with the formation of the Company, Conexant issued a warrant to the Company to purchase up to 2,900,000 shares of Conexant common stock. The warrant is subject to adjustment for subsequent distributions to Conexant stockholders by Conexant.

        In June 2002 and July 2003, Conexant completed distributions to its stockholders, resulting in the creation of Skyworks Solutions, Inc. ("Skyworks") and Mindspeed Technologies, Inc. ("Mindspeed"), respectively. In connection with those distributions, the Company also received warrants to acquire shares of Mindspeed common stock and shares of Skyworks common stock and the exercise price of the Conexant warrant was adjusted accordingly. The Mindspeed warrant was exercised by December 31,

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

2004. The Skyworks warrant expired on January 20, 2005. The Company holds a warrant with an exercise price as follows at December 29, 2006:

Company	Number of Shares	Exercise Price per Share
	(in thousands)
Conexant	2,310	$3.76

        The Conexant warrant expired on January 20, 2007.

        In connection with the issuance of the warrants, the Company established a stock appreciation rights ("SARs") plan that provided for the issuance of 2,979,456 SARs for the benefit of certain employees that transferred employment from Conexant to become employees of the Company. The outstanding SARs were adjusted for the subsequent distributions to Conexant's stockholders as described above consistent with the effect on the Conexant warrant. As adjusted, the SARs entitled the employee to receive a cash settlement for the excess, if any, of the fair market value of the Conexant, Skyworks and Mindspeed common stock over the reference price of the SARs. Following this adjustment, the reference price of the SARs was equal to the exercise price of the related warrants with Conexant, Skyworks and Mindspeed. Upon a holder's exercise of a SAR, the Company exercises a corresponding portion of the applicable warrant, sells the underlying securities received upon exercise and remits the proceeds of the sale to the holder of the SAR such that the transactions are cash neutral to the Company. The SARs became fully vested on March 12, 2004. As of December 31, 2004, all Skyworks and Mindspeed SARs were exercised or had expired. The Conexant SARs expired on December 31, 2006.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force ("EITF") Issue No. 02-08, Accounting for Options Granted to Employees in Unrestricted, Publicly-Traded Shares of an Unrelated Entity, both the warrants and SARs have been accounted for as derivatives and, therefore, the fair value of each instrument (effectively equivalent amounts) has been reflected as an asset and a liability, respectively, in the Company's initial purchase price allocation. In addition, as part of the purchase price allocation, deferred compensation was recorded for the fair value of the SARs granted to the employees. The deferred compensation was offset against the SARs liability resulting in a net amount of zero for the SARs liability in the consolidated balance sheet as of the Company's date of inception. The fair value of the instruments has been determined using the Black-Scholes pricing model using the following assumptions:

	December 30, 2005	December 29, 2006
Remaining life (in years)	1.0	0.0
Risk free interest rate	4.4%	4.75%
Dividend yield	0.0%	0.0%
Volatility of Conexant stock	76.0%	73.7%

        The increase in the risk-free interest rate from December 30, 2005 to December 29, 2006 is directly related to the increase in general interest rates. Subsequent adjustments as of each interim and annual reporting date in the fair value of the warrants is reflected as a gain or loss on investments in the consolidated statements of operations. Subsequent adjustments to the SARs liability and deferred

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

compensation due to fluctuations in the fair value of the instruments and due to the amortization of the deferred compensation is reflected as stock compensation expense in the consolidated statements of operations. The deferred compensation has been amortized on a straight-line basis over the vesting period of the SARs.

        At December 30, 2005 and December 29, 2006, the fair value of the warrants was approximately $0.8 million and $0.1 million, respectively. At December 30, 2005 and December 29, 2006, the fair value of the SARs was approximately $0.7 million and zero, respectively, and the remaining deferred compensation was zero for both the years. For the year ended December 30, 2005, the Company recorded a $0.6 million loss on investments for the decrease in the value of the warrants and net compensation income of $0.7 million for the decrease in the value of the SARs. For the year ended December 29, 2006 the Company recorded a $0.8 million loss on investments for the increase in the value of the warrants and net compensation income of $0.7 million for the increase in the value of the SARs.

        The following table summarizes SARs and warrant activity for the years ended December 30, 2005 and December 29, 2006 (in thousands):

	Conexant		Skyworks		Mindspeed
	Warrants	SARs	Warrants	SARs	Warrants	SARs
Outstanding at December 31, 2004	2,310	2,300	1,018	—	—	—
Granted/received	—	—	—	—	—	—
Cancellations	—	(142)	(1,018)	—	—	—
Exercised	—	—	—	—	—	—

Outstanding at December 30, 2005	2,310	2,158	—	—	—	—
Granted/received	—	—	—	—	—	—
Cancellations	—	(121)	—	—	—	—
Exercised	—	—	—	—	—	—

Outstanding at December 29, 2006	2,310	2,037	—	—	—	—

        During the years ended December 30, 2005 and December 29, 2006 no SARs or warrants were exercised. As of December 30, 2005, all warrants related to Skyworks common stock and approximately 142,000 SARs related to Conexant common stock expired and were cancelled. During the year ended December 29, 2006, approximately 121,000 SARs related to Conexant common stock expired and were cancelled.

Intangible Assets

        Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, resulted from the contribution of assets from Conexant at the inception of the Company and primarily consist of intellectual property. Intangible assets contributed by Conexant were recorded at inception in the purchase price allocation at their estimated fair values. During 2004, the intangible assets contributed at the inception of the Company were reduced by $2.2 million to zero value in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). The intangible assets as of December 29, 2006 consist of purchased licenses and are stated at cost of approximately $8.9 million, less accumulated amortization of approximately $2.5 million. Amortization

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

is recognized on a straight-line basis over the estimated useful lives of the intangible assets which range from three to ten years.

Impairment of Intangible Assets

        The Company accounts for long-lived assets, including purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand, are present. Reviews are performed to determine whether the carrying value of an asset is impaired based on comparisons to undiscounted expected cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets. The Company agreed to reimburse HHNEC for up to approximately $1.6 million incurred by it to license intellectual property associated with a potential customer engagement. These costs were originally determined to have future value and were capitalized in 2005. Subsequently, the customer did not place an order and this asset was determined not to have future value and was therefore fully expensed in 2005. During 2006, the Company recognized additional impairment charges related to licensed intangible assets of $551,000. During the period ended February 16, 2007, the Company recognized that the licensed intangible asset did not have any future value and thus recognized additional impairment charges of $1.0 million.

Shipping and Handling Costs

        Shipping and handling costs of approximately $0.9 million and $1.3 million for the years ended December 30, 2005 and December 29, 2006, respectively, are included in the consolidated statements of operations and classified in cost of revenues. Shipping and handling costs of approximately $0.1 million for the period ended February 16, 2007 included in the consolidated statements of operations and classified in cost of revenues.

Research and Development Costs

        The Company charges all research and development costs to expense when incurred.

Advertising Expense

        Advertising expenses were $0.2 million and $0.2 million in the years ended December 30, 2005 and December 29, 2006, respectively. Advertising expenses were $41,745 for the period ended February 16, 2007.

Stock-Based Compensation

Stock Based Compensation For Options Issued to Employees Prior to December 31, 2005

        At December 29, 2006, the Company has one stock-based employee compensation plan, which is described more fully in Note 8 (Stockholders' Equity—Equity Incentive Plan). Through December 31, 2005, as permitted by SFAS No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"), the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

interpretations. Under APB No. 25, deferred stock compensation for an option granted to an employee is equal to its intrinsic value, determined as the difference between the exercise price and the deemed fair value of the underlying stock on the date of grant, such that the Company did not recognize compensation expense when it issued stock options to employees unless the exercise price was below the fair value of the underlying common stock on the date of grant. Because there was no public market for the Company's common stock, the amount of the compensatory charge was not based on an easily observable, objective measure, such as the trading price of the Company's common stock. For purposes of financial accounting for employee stock-based compensation, the Company determined deemed values for the shares underlying the options. The Company recorded deferred stock-based compensation equal to the difference between these deemed values and the exercise prices. The deemed values were determined based on a number of factors including independent valuations, input from advisors, the Company's historical and forecasted operating results and cash flows, comparisons to publicly-held companies and comparisons to the prices paid for publicly-held companies in merger and acquisition transactions. The determination of stock-based compensation is inherently highly uncertain and subjective and involves the application of discounts deemed appropriate to reflect the lack of marketability of the Company's securities and the inability of a holder of employee stock options to control the Company. If the Company had made different assumptions, its deferred stock-based compensation amount, its stock-based compensation expense and its net loss could have been significantly different.

Stock Based Compensation for Equity Instruments Issued to Non-Employees

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting For Stock-Based Compensation—Transition and Disclosure, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18") and related interpretations which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the years ended December 30, 2005 and December 29, 2006, the issuance of equity securities to non-employees resulted in compensation expense of $39,000 and zero, respectively.

        The deferred stock-based compensation is being amortized using the straight-line vesting method, in accordance with APB No. 25, SFAS No. 123 and EITF 96-18, over the vesting period of each stock option, generally over four years. As of December 29, 2006, the Company had an aggregate of approximately $0.3 million of deferred stock-based compensation remaining to be amortized.

        Pro forma information regarding net loss is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for stock-based awards to its employees under the fair value method pursuant to SFAS No. 123, rather than the intrinsic value method pursuant to APB No. 25. The fair value of these options was estimated at the date of grant based on the minimum-value method, which does not consider stock price volatility. The minimum value option valuation model requires the input of highly subjective assumptions.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        The following assumptions were used in valuing the stock option grants under SFAS No. 123:

Year Ended December 30, 2005
Risk-free interest rate	4.1%
Dividend yield	0.0%
Expected life (in years)	4.0

        The following table illustrates the effect on net loss, if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock options (in thousands, except per share data):

Year Ended December 30, 2005
Net loss, as reported	$(11,513)
Add: Stock-based employee compensation expense included in reported net loss	486
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(755)

Pro forma net loss	(11,782)
Preferred stock dividends	(14,210)

Pro forma net loss attributable to common stockholders	$(25,992)

Stock Based Compensation for Options Issued to Employees on or after December 31, 2005—Adoption of SFAS No. 123R

        Effective December 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"), using the prospective method. Under that method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant-date intrinsic value calculated in accordance with the provisions of APB No. 25 and (b) compensation cost for all share-based payments granted on or after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

        SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

        Under SFAS No. 123R, the Company uses the Black-Scholes formula to estimate the fair value of its share-based payments. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The Company believes that it has limited historical data regarding the volatility of its share price on which to base an estimate of expected volatility, consequently, it has estimated its volatility based on the volatility of similar individual companies. The Company considered factors such as stage of life cycle, competitors, size, and financial leverage in the selection of similar entities. The Company has estimated expected lives of its options issued for the year ended December 29, 2006, using an expected term based on the midpoint

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

        Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the Company's financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis. If factors change and different assumptions are used, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

        The weighted average for key assumptions used in determining the fair value of options granted during the year ended December 29, 2006 follows:

Expected life in years	6.25
Expected price volatility	30.6%
Risk-free interest rate	4.9%
Dividend yield	0.0%

        During the year ended December 29, 2006, options were granted to certain employees at prices equal to or greater than the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and vest over a four year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and the vesting date. Since the announcement on September 26, 2006 of the Merger Agreement with Parent, no new options have been granted.

        The implementation of SFAS No. 123R resulted in approximately $121,000 of stock compensation expense during the year ended December 29, 2006.

Income Taxes

        The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

        Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company's expected realization of these assets depends on the Company's ability to generate sufficient future taxable income. The Company's ability to generate enough taxable income to utilize its deferred tax assets depends on many factors, among which is the Company's ability to deduct tax loss carryforwards against future taxable income, the effectiveness of the Company's tax planning strategies and reversing deferred tax liabilities.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity or net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the year ended December 30, 2005 was composed of the Company's minimum pension liability and foreign currency translation adjustments. The difference between net loss and comprehensive loss for the year ended December 29, 2006 was composed of the Company's minimum pension liability, retiree medical liability and foreign currency translation adjustments.

Concentrations

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, age of the balance and the customer's current credit worthiness, as determined by a review of the customer's current credit information. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that have been identified. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. Customer receivables are generally unsecured.

        Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 30, 2005 and December 29, 2006 consists of the following customers:

	December 30, 2005	December 29, 2006
Skyworks	32.8%	22.0%
Conexant	29.1%	14.8%
Marvell	8.7%	11.5%

        Net revenues from significant customers representing 10% or more of net revenues for the years ended December 30, 2005 and December 29, 2006 and for the period ended February 16, 2007 are provided by customers as follows:

	Year Ended
			Period from December 30, 2006 to February 16, 2007
	December 30, 2005	December 29, 2006
Skyworks	34.5%	25.0%	22.1%
Conexant	26.0%	13.9%	16.0%
Toshiba	—%	—%	11.7%
Marvell	9.5%	10.4%	—%

        As a result of the Company's concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to these customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        The Company operates a single manufacturing facility located in Newport Beach, California. A major interruption in the manufacturing operations at this facility would have a material adverse affect on the consolidated financial position and results of operations of the Company.

        The Company's manufacturing processes use specialized materials, including semiconductor wafers, chemicals, gases and photomasks. These raw materials are generally available from several suppliers. However, from time to time, the Company prefers to select one vendor to provide it with a particular type of material in order to obtain preferred pricing. In those cases, the Company generally seeks to identify, and in some cases qualify, alternative sources of supply.

        As of December 29, 2006, approximately 55.9% of the Company's manufacturing related employees are covered by a collective bargaining agreement negotiated with one union. The Company's current agreement expires in May 2008.

Recent Accounting Standards

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) ("SFAS No. 158"), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer's benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and non-governmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 on December 29, 2006, except for the provision to use the fiscal year-end measurement date which will be adopted in fiscal 2008. There was no effect on the 2006 financial statements upon adoption of SFAS No. 158 for the Company's pension plan; however, the effect pertaining to the Company's postretirement medical plan was to increase the recorded benefit obligation and accumulated other comprehensive loss by $2.9 million. The Company does not expect that the adoption of the fiscal year-end measurement date provision of SFAS No. 158 in fiscal 2008 will have a significant impact on the consolidated results of operations or financial position of the Company.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

3.    Supplemental Financial Statement Data

        Inventories consist of the following (in thousands):

	December 30, 2005	December 29, 2006
Raw material	$—	$522
Work in process	14,601	16,444
Finished goods	3,205	6,136

	$17,806	$23,102

        Property, plant and equipment, net consist of the following (in thousands):

	Useful Life	December 30, 2005	December 29, 2006
	(In years)
Building improvements	5-15	$25,429	$25,886
Machinery and equipment	3-8	77,485	93,732
Furniture and equipment	3-15	5,157	5,248
Computer software	3-7	6,133	5,415
Construction in progress		12,233	19,398

		126,437	149,679
Accumulated depreciation		(61,188)	(78,172)

		$65,249	$71,507

        Construction in progress primarily consists of machinery being qualified for service in the Company's Newport Beach, California foundry. Depreciation expense for the years ended December 31, 2004, December 30, 2005 and December 29, 2006 was $16.3 million, $20.1 million and $21.7 million, respectively.

        Other assets consist of the following (in thousands):

	December 30, 2005	December 29, 2006
Intangible assets, net	$5,459	$6,447
Other	342	559

Total other assets	$5,801	$7,006

        Amortization expense of intangible assets is included in cost of revenues and in operating expenses.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

3.    Supplemental Financial Statement Data (Continued)

        Deferred revenues consist of the following (in thousands):

	December 30, 2005	December 29, 2006
Current liabilities:
Deferred revenue—future capacity commitments	$290	$8,290
Deferred revenue—prepayments, customer advances	1,131	2,319
Long-term liabilities:
Deferred revenue—wafer credits	11,533	11,199

Total deferred revenues	$12,954	$21,808

        Other current liabilities consist of the following (in thousands):

	December 30, 2005	December 29, 2006
Accrued license payable	$2,500	$2,842
Sales returns and allowances	4,282	5,429
Accrued property taxes	993	827
Other	6,251	8,331

	$14,026	$17,429

4.    Short-term Investments

        The Company has a cash management program that provides for the investment of excess cash balances primarily in U.S. governmental agency securities and auction rate securities.

        The following is a summary of investment securities at fair market value (which approximates cost) (in thousands):

	December 30, 2005	December 29, 2006
Available-for-Sale Securities:
U.S. governmental agency securities	$450	$—
Corporate securities	10,200	11,736
Municipal securities	13,200	14,250

	$23,850	$25,986

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

4.    Short-term Investments (Continued)

        The following is the fair market value (which approximates cost) of investment securities by maturity (in thousands):

	December 30, 2005	December 29, 2006
Available-for-Sale Securities:
Due in one year or less	$—	$2,136
Due after ten years	23,850	23,850

	$23,850	$25,986

5.    Income Taxes

        The Company's effective tax rate differs from the statutory rate as follows (in thousands):

	Year Ended
			Period from December 30, 2006 to February 16, 2007
	December 30, 2005	December 29, 2006
Tax benefit computed at the federal statutory rate	$(4,013)	$(5,300)	$(3,654)
State tax, net of federal benefit	21	13	3
Permanent items	47	54	6
HHNEC deemed gain recognition	362	225	27
Other	110	31	330
Valuation allowance	3,519	5,035	3,297

Income tax provision	$46	$58	$9

        The Company's tax provision is as follows (in thousands):

	Year Ended
			Period from December 30, 2006 to February 16, 2007
	December 30, 2005	December 29, 2006
Current tax expense:
Federal	$14	$4	$—
State	32	20	5
Foreign	—	34	4

Total current	46	58	9

Income tax provision	$46	$58	$9

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

5.    Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities from federal and state income taxes as of December 30, 2005 and December 29, 2006 are as follows (in thousands):

	December 30, 2005	December 29, 2006
Deferred tax assets:
Net operating loss carryforwards	$33,817	$37,109
Accruals and reserves	16,035	17,937
Stock compensation	397	550
Alternative minimum tax credit	127	127
Depreciation and amortization	23,549	24,002
Other comprehensive income	257	2,398
Other	75	107

Total deferred tax assets	74,257	82,230
Valuation allowance	(73,529)	(81,295)

	728	935
Deferred tax liabilities:
Warrants	39	—
Prepaid assets	425	375
HHNEC basis difference	264	264
Other	—	296

Total deferred tax liabilities	728	935

Net deferred taxes	$—	$—

        A valuation allowance of $73.5 million and $81.3 million at December 30, 2005 and December 29, 2006, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

        A substantial portion of the valuation allowance relates to deferred tax assets recorded in connection with the formation of the Company ("formation deferred tax assets"). SFAS No. 109 requires the benefit from the reduction of the valuation allowance related to the formation deferred tax assets to first be applied to reduce goodwill and then noncurrent intangible assets to zero before the Company can apply any remaining benefit to reduce income tax expense. Accordingly, any further reductions in the valuation allowance associated with the realization of the formation deferred tax assets will reduce income tax expense.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109" ("FIN No. 48"). FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 on December 30, 2006. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company's unrecognized tax benefits were $381,000, all of which, if recognized at a time

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

5.    Income Taxes (Continued)

when the valuation allowance no longer exists, would affect the Company's effective tax rate. As of February 16, 2007, the Company did not accrue interest and penalties associated with unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

        Upon realization of the deferred tax assets, the tax benefits related to any reversal of the valuation allowance, in existence at December 29, 2006, will be accounted for as follows: approximately $78.9 million will be recognized as a reduction of income tax expense and $2.4 million will be recognized as an increase in stockholders' equity. The increase to stockholders' equity primarily relates to tax benefits associated with the Company's unfunded pension liability and postretirement medical liability that are reported as a component of other comprehensive income.

        At December 29, 2006, the Company had federal tax net operating loss carryforwards of approximately $93.5 million and state tax net operating loss carryforwards of approximately $79.4 million. The federal tax loss will begin to expire in 2022, unless previously utilized. The state tax loss carryforwards will begin to expire in 2008, unless previously utilized. At December 29, 2006, the Company had combined federal and state alternative minimum tax credit of $0.1 million. The alternative minimum tax credits do not expire.

        Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets will be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. Such a limitation may occur upon the completion of the pending Merger. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various tax authorities.

        Significant judgment is required in determining the Company's provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Despite the Company's belief that the tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. While the Company believes that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in the Company's historical income tax provisions and accruals.

6.    Commitments and Contingencies

Leases

        The Company leases its fabrication facilities and headquarters from Conexant under non-cancelable operating leases through March 2017. The leases generally contain renewal provisions for varying periods of time. The Company also leases office and warehouse facilities from third parties. Rent expense under the fabrication and headquarters facilities leases consists of reimbursement by the Company to Conexant for the Company's pro rata share of expenses incurred associated with ownership of the facilities. These expenses include property taxes, building insurance, depreciation and

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

6.    Commitments and Contingencies (Continued)

common area maintenance and are included in operating expenses in the accompanying consolidated statements of operations. The Company is not permitted to sublease space that is subject to the leases with Conexant without Conexant's prior approval. In connection with Merger Agreement, the Company and Conexant executed amendments to the leases. Under the lease amendments, the Company's headquarters may be relocated one time no earlier than 12 months from the completion of the Merger to another building within one mile of the Company's current location at Conexant's option and expense, subject to certain conditions.

        Aggregate rental expense under operating leases, including amounts paid to Conexant (Note 10 Relationships with Related Parties and Others—Lease Agreement), was approximately, $3.5 million and $2.9 million for the years ended December 30, 2005 and December 29, 2006, respectively.

        At December 29, 2006, future minimum payments under operating leases are primarily due to Conexant and these costs have been estimated based on the actual costs incurred during 2006 and when applicable have been adjusted for increases in the consumer price index.

        Future minimum payments under non-cancelable operating leases are as follows:

	Payment Obligations by Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Operating leases	$2,644	$2,686	$2,375	$2,300	$2,300	$11,959	$24,264

Supply Agreement

        The Company has a fifteen-year, guaranteed supply agreement for certain gases used in the Company's manufacturing process that expires July 12, 2014. The agreement specifies minimum purchase commitments and contains a termination fee that is adjusted downward on each of the agreement's anniversary dates. The initial minimum purchase commitment of approximately $1.0 million annually is adjusted based on supplemental gas purchases, wage increases for the labor portion of the minimum purchase commitment and price increases for supplemental product. If the Company were to terminate the supply agreement during 2007, the termination fee would be approximately $4.4 million prior to July 12, 2007 and $4.0 million on or after July 12, 2007.

        Purchases under this agreement were approximately $1.5 million and $2.2 million for the years ended December 30, 2005 and December 29, 2006, respectively.

Environmental Matters

        The Company's operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with environmental law is a major consideration for all semiconductor manufacturers because hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous waste, the Company, along with any other person with whom it arranges for the disposal of such waste, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous waste, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

6.    Commitments and Contingencies (Continued)

addition, it is possible that in the future, new or more stringent requirements could be imposed. Management believes it has materially complied with all material environmental laws and regulations. There have been no material claims asserted nor is management aware of any material unasserted claims for environmental matters.

Litigation and Claims

        The Company is not currently involved in any material litigation. From time to time, claims have been asserted against the Company, including claims alleging the use of intellectual property rights of others in certain of the Company's manufacturing processes. The resolution of these matters may entail the negotiation of license agreements, as a settlement, or resolution of such claims through arbitration or litigation proceedings. The outcome of claims asserted against the Company cannot be predicted with certainty and it is possible that some claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurances that a license will be granted or granted on commercially reasonable terms. Injunctive relief or a license with materially adverse terms could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. Based on its evaluation of matters that are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Indemnification

        From time to time, the Company enters into contracts with customers in which the Company provides certain indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer's use of the Company's intellectual property. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and estimatable.

Property Taxes

        In 2005, the Company obtained a decision from the County of Orange Property Tax Appeals Board which resulted in a reduction in the assessed value of business property as well as reduced taxes recognized and expensed in previous years by the Company for the property tax year 2003-2004. As a result, the Company recognized a reduction to cost of revenues in the accompanying consolidated statement of operations for the year ended December 30, 2005.

License and Technology Transfer Agreements with Polar Semiconductor, Inc.

        In December 2005, the Company entered into agreements for the transfer of and licensing of technology from Polar Semiconductor, Inc ("PolarFab"). Under the Company's agreements with PolarFab, which were modified in November 2006, the Company is required to make a series of payments to PolarFab for the transfer and licensing of technology for a total obligation of $2.8 million and also future royalties associated with the sale of wafers using this technology. Costs incurred for royalties will be expensed to cost of revenues. The transfer of the technology was completed in the early part of 2007. For the year ended December 29, 2006 the Company expensed $2.6 million to

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

6.    Commitments and Contingencies (Continued)

research and development as a result of these agreements. The balance of $0.2 million was expensed to research and development for the period ended February 16, 2007.

7.    Sale of Stock to RF Micro Devices

        In October 2002, the Company entered into an agreement with RF Micro Devices, Inc., whereby the Company guaranteed specified production capacity to RF Micro Devices, provided credits of up to $40.0 million to be utilized as a specified percentage discount per wafer when and as the wafers are sold to RF Micro Devices by the Company (Wafer Credits), and issued 13,071,888 shares of its Series B Preferred Stock. The wafer and supply agreement remained in effect until October 15, 2007.

        Prices for wafers supplied by the Company under this agreement are the lower of specified fixed prices that decrease over time or the average global market price for substantially similar wafers, or if no such price is available, the average price offered by the Company to its other customers, excluding Conexant, its affiliates and spun-off entities. The Wafer Credits are additional discounts to offset a portion of the base price of wafers manufactured by the Company for RF Micro Devices. A valuation of the Wafer Credits was performed using the discounted cash flow method. The fair value assigned to the $40.0 million of Wafer Credits was $12.2 million and was recorded as deferred revenues in the accompanying consolidated financial statements. The remaining value of the agreement of $47.8 million was allocated to the Series B Preferred Stock. Significant assumptions used to determine the value assigned to the Wafer Credits included that RF Micro Devices would purchase its wafer volume forecast over the five year initial term of the supply agreement; both parties would be inclined to renew the supply agreement for one additional term; and estimated rates of return on non SiGe technology and the SiGe technology. Upon shipment of the underlying wafers to RF Micro Devices, the Company recognizes as revenue a portion of the deferred revenues equal to approximately 31% of the amount of any Wafer Credits applied by RF Micro Devices to the base price of the wafers. As of December 29, 2006, the remaining deferred revenues with respect to the Wafer Credits were approximately $11.5 million.

8.    Stockholders' Equity

        The Company has authorized 455,000,000 shares of stock of which 55,000,000 shares are designated class A Common Stock, $0.001 par value per share ("class A Common Stock"), and 200,000,000 shares are designated class B Common Stock, $0.001 par value per share ("class B Common Stock") (the class A Common Stock and the class B Common Stock being collectively referred to herein as "Common" or "Common Stock"), and 200,000,000 shares are Preferred Stock, $0.001 par value per share, of which 55,000,000 shares are designated as Series A Preferred Stock ("Series A Preferred Stock"), and 58,071,888 shares are designated as Series B Preferred Stock ("Series B Preferred Stock" and, together with Series A Preferred Stock, "Preferred Stock").

        Except as otherwise disclosed below, the rights, privileges and obligations of class A Common Stock and class B Common Stock are identical in all respects.

Dividends

        Dividends on the Preferred Stock are payable if and when declared by the Board of Directors or upon a liquidation and are cumulative. In the event a dividend is declared, the Preferred Stock holders are entitled to receive, prior to any payment of dividends to holders of Common Stock, annual

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Continued)

dividends in the amount of 10% of the face value of the Preferred Stock that accrue from the date of issuance of the Preferred Stock. The Preferred Stock was originally assigned a face value of $1.00 per share for purposes of calculating the dividends and liquidation preference payable in respect of a share of Preferred Stock.

        Any dividends that have accrued but remain unpaid at the end of any calendar year are added to the face value of the Preferred Stock. No dividends are to be paid on any Common Stock until all cumulative dividends have been paid. Thereafter, the holders of Preferred and Common Stock participate ratably in all dividends paid, on an as-converted basis. As of December 29, 2006, the Company had aggregate cumulative Preferred Stock dividends in arrears of $59.0 million.

Voting

        Each holder of Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which the holders' shares of Preferred Stock are convertible. If at any time the combined number of shares of Series A Preferred Stock and class A Common Stock then outstanding is less than 51% of the total number of votes entitled to be cast by all holders of Preferred and Common Stock then outstanding, the holders of Series A Preferred Stock and class A Common Stock are entitled to receive additional voting rights to increase their total votes to equal 51%.

Liquidation

        In the event that the total assets available for distribution is less than 3.5 times the aggregate face value of the outstanding Preferred Stock plus accrued and unpaid dividends thereon, each holder of Preferred Stock is entitled to a liquidation preference equal to 1.0 times the face value of the shares of Preferred Stock held by such holder plus all accrued and unpaid dividends thereon. Any remaining assets are to be distributed; 86% to holders of Preferred Stock and 14% to the holders of Common Stock. In the event that the total assets available for distribution is greater than 3.5 times the aggregate face value of the outstanding Preferred Stock plus accrued and unpaid dividends thereon, the proceeds are to be distributed to the holders of Preferred Stock and Common Stock on a pro rata, as-converted basis.

Conversion

        Each share of Preferred Stock is convertible at the option of the holder, at any time into one share of Common Stock. Shares of Series A and Series B Preferred Stock convert into shares of class A and class B Common Stock, respectively. Upon the conversion of all of the shares of Series A Preferred Stock into class A Common Stock, all shares of Series B Preferred Stock shall automatically convert into shares of class B Common Stock. In the event of a closing of a firm commitment to underwrite a public offering pursuant to an effective registration statement under the Securities Exchange Act of 1933, each outstanding share of Preferred Stock converts automatically into class B Common Stock and each outstanding share of class A Common Stock and class B Common Stock shall be recapitalized into common stock.

Equity Incentive Plan

        In May 2002, the Company adopted the Jazz Semiconductor, Inc. 2002 Equity Incentive Plan (the "Incentive Plan"), as subsequently amended in May 2004 and October 2005, that provides for the

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Continued)

issuance of awards to purchase up to 17,647,000 shares of class B Common Stock. This amount will increase annually on the first day of each calendar year beginning in 2007 through 2011, by an amount equal to the lesser of (a) 3.5% of the number of outstanding shares of the Company's Common Stock on the last day of the immediately preceding fiscal year; (b) 10,000,000 shares, or (c) such lesser number of shares as is determined by the Company's board of directors.

        Options to acquire shares of the Company's class B Common Stock may be issued under the Incentive Plan for a period of 10 years following the Incentive Plan's adoption. Employees, officers, directors and consultants are eligible to receive options under the Incentive Plan. The Incentive Plan is administered by the Board of Directors or a committee appointed for such purposes, which has the sole discretion and authority to determine which eligible employees will receive options, when the options will be granted and the terms and conditions of the options granted. Options granted generally have a term of 10 years, and generally vest and become exercisable at the rate of 25% on each anniversary of the grant date. Options generally can be early exercised but vest ratably over a four-year period commencing on the first anniversary date of the grant.

        The following table summarizes stock option and stock award activity for the years ended December 30, 2005 and December 29, 2006:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2004	11,492	1.39
Granted	1,378	2.50
Exercised	(101)	0.55
Cancelled	(1,714)	1.33

Outstanding at December 30, 2005	11,055	1.55
Granted	1,212	2.50
Exercised	(17)	0.20
Cancelled	(2,054)	1.89

Outstanding at December 29, 2006	10,196	1.59

Options available for grant at December 29, 2006	2,997

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Continued)

Incentive Plan Information

        Option activity under the Incentive Plan in the year ended December 29, 2006 is set forth below:

	Options Outstanding
	Number of Shares	Price Range per Share	Weighted Average Exercise Price per Share	Weighted Average Fair Value per Share
	(In thousands)
Balance at December 30, 2005	11,055	$0.20-3.50	$1.55
Options granted under the Incentive Plan	1,212	2.50	2.50	$0.81
Options cancelled	(2,054)	0.20-3.50	1.89
Options exercised	(17)	0.20-0.20	0.20

Balance at December 29, 2006	10,196	0.20-3.50

        The total pretax intrinsic value of options exercised during the year ended December 29, 2006 was $36,435. This intrinsic value represents the difference between the fair market value of the Company's Class B common stock on the date of exercise and the exercise price of each option.

        The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 29, 2006 were as follows:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value
	(In thousands)		(In thousands)	(In years)	(In thousands)		(In thousands)
$0.20	3,061	$0.20	$5,969	5.55	7,084	$0.20	$13,814
1.50	2,482	1.50	1,613	6.94	1,936	1.50	1,258
2.50	4,379	2.50	—	7.88	2,179	2.50	—
3.50	274	3.50	—	7.55	186	3.50	—

	10,196	1.59	$7,582	6.95	11,385	0.92	$15,072

        The aggregate pretax intrinsic values in the preceding table were calculated based on fair value determined by the Company of the Company's Class A stock of $2.15 on December 29, 2006. At December 29, 2006 the weighted average remaining contractual life of the exercisable options was 6.95 years.

        All employee stock options granted by the Company were cancelled, terminated and extinguished as of closing of the merger with Jazz Technologies, and none of those options were assumed by Jazz Technologies.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Continued)

Stock Compensation Expense

        At December 29, 2006, the amount of unearned stock-based compensation currently estimated to be expensed in the period 2007 through 2010 related to unvested share-based payment awards granted on or after December 31, 2005 was $0.6 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately 4 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

        The following table summarizes data for stock options granted over the life of the Incentive Plan.

Common Stock Options Granted with Exercise Price	Weighted Average Exercise Price For Years Ended December 30, 2005	Weighted Average Grant Date Fair Values For Years Ended December 30, 2005
Equal to common stock value at date of grant	$2.50	$0.37
Less than common stock value at date of grant	—	—
Greater than common stock value at date of grant	—	—

        Prior to January 1, 2005, the Company issued options to certain employees under the Incentive Plan with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company's stock at date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company's right to repurchase the stock lapses or the options become vested, generally four years. During the years ended December 30, 2005, and December 29, 2006, the Company recorded reversals to deferred stock compensation related to these options in the amounts of $(0.5 million), and $(0.1 million), related to cancellations. The Company also amortized $0.5 million, and $0.4 million of deferred stock compensation to expense during the years ended December 30, 2005 and December 29, 2006, respectively.

Shares Reserved for Future Issuance

        The Company reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of Preferred Stock and future issuances of stock options under the Incentive Plan (in thousands):

	December 30, 2005	December 29, 2006
Reserved for convertible preferred stock	112,982	112,982
Reserved for exercise of stock options outstanding and available for grant	13,142	13,193

Total	126,124	126,175

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Continued)

        All reserved shares were cancelled, terminated and extinguished as of closing of the merger with Jazz Technologies.

9.    Employee Benefit Plans

Retirement Savings Plans

  401(k) Plan

        The Company maintains two employee savings and retirement plans that are intended to qualify under Section 401(k) of the Internal Revenue Code. The Company's union employees may participate in one of these plans and its salaried employees may participate in the other plan. Pursuant to the 401(k) plans, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the applicable 401(k) plan. The Company may make matching contributions to the 401(k) plan for salaried employees in amounts to be determined by its board of directors. The Company makes matching contributions to the 401(k) plan for union employees up to 50% of the amount deferred to the plan by the union employee, subject to a per union employee cap of $750 per year. Expense incurred under the retirement savings plans was $0.9 million, $0.7 million and $0.7 million for the years ended December 31, 2004, December 30, 2005 and December 29, 2006, respectively.

Postretirement Medical Plan

        On January 1, 2004, the obligations for retired Conexant employees included in the postretirement medical plan were transferred to Conexant. Accordingly, the corresponding liability of $3.1 million and receivable of $3.1 million is no longer included in the consolidated financial statements of the Company as of December 31, 2004.

        The components of the Company's postretirement medical plan expense are as follows (in thousands, except percentages):

	Year Ended
	December 30, 2005	December 29, 2006
Service cost	$483	$415
Interest cost	667	732
Amortization of actuarial loss	102	37

Total postretirement medical plan expense	$1,252	$1,184

Weighted average discount rate assumption	6.00%	6.10%

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

9.    Employee Benefit Plans (Continued)

        The components of the change in benefit obligation, change in plan assets and funded status for the Company's postretirement medical plan are as follows (in thousands):

	Year Ended
	December 30, 2005	December 29, 2006
Change in benefit obligation:
Benefit obligation at beginning of period	$11,671	$17,697
Service cost	483	415
Interest cost	667	732
Benefits paid	(76)	(90)
Actuarial (gain) loss(1)	4,952	(4,317)

Benefit obligation end of period	$17,697	$14,437
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	76	90
Benefits paid	(76)	(90)

Fair value of plan assets at end of period	—	—

Funded status	(17,697)	(14,437)
Unrecognized net actuarial loss	7,266	—

Balance at end of period	$(10,431)	$(14,437)

SFAS No. 158 Transition Year Disclosure Information—Fiscal Year Ending December 29, 2006
Amount recognized prior to application of SFAS No. 158		$11,525
Funding status		(14,437)

Change in amount recognized due to SFAS No. 158		$(2,912)

    (1)
    The actuarial loss for the year ended December 30, 2005 is due to medical costs being higher than expected following the effectiveness of Medicare Part D. The actuarial gain for the year ended December 29, 2006 was primarily due to a correction to reflect negotiated retiree contribution rates and the Company's intentions with respect to future increases. This significant gain was partially offset by the following: 1) Active employee turnover of this closed group was lower than expected, resulting in actuarial losses; 2) Overall premium increases were larger than the assumed healthcare trend increases, resulting in actuarial losses.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

9.    Employee Benefit Plans (Continued)

        The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2007	$132
2008	190
2009	258
2010	326
2011	391
2012 - 2016	3,482

        The Company expects to contribute $132,000 to the postretirement medical plan in the fiscal year ending December 28, 2007.

	December 30, 2005	December 29, 2006
Weighted average assumptions at period end:
Annual rate increase in per capita cost of health care benefits:
For the next year	10.0%	9.0%
Ultimate trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2013
Discount rate	6.0%	6.1%
Measurement date	September 30, 2005	September 30, 2006

        Increasing the health care cost trend rate by 1% would increase the accumulated postretirement medical plan obligation at December 29, 2006 by approximately $2.7 million and decreasing the health care cost trend rate by 1% would decrease the accumulated postretirement medical plan obligation at December 29, 2006 by approximately $2.2 million. For the year ended December 29, 2006, a similar 1% increase in the health care cost trend rate would increase the service and interest cost by $239,000, and a 1% decrease in the health care cost trend rate would decrease the service and interest cost by $189,000.

Pension Plan

        The Company has a pension plan that provides for monthly pension payments to eligible employees upon retirement. The pension benefits are based on years of service and specified benefit amounts. The Company uses a December 31 measurement date. The Company makes quarterly contributions in accordance with the minimum actuarially determined amounts.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

9.    Employee Benefit Plans (Continued)

        The components of the change in benefit obligation, the change in plan assets and funded status for the Company's pension plan are as follows (in thousands):

	Year Ended
	December 30, 2005	December 29, 2006
Change in benefit obligation:
Benefit obligation at beginning of period	$4,904	$6,534
Service cost	650	611
Interest cost	331	386
Actuarial loss(1)	751	2,312
Benefits paid	(102)	(107)

Benefit obligation end of period	$6,534	$9,736
Change in plan assets:
Assets at beginning of period	$5,296	$6,241
Actual return on assets	247	488
Employer contribution	800	810
Benefits paid	(102)	(107)

Assets at end of period	6,241	7,432

Funded status	$(293)	$(2,304)
Unrecognized net actuarial (gain) loss	669	—

Net amount recognized	$376	$(2,304)

    (1)
    The actuarial loss for the years ended December 30, 2005 and December 29, 2006 is primarily due to earlier than assumed retirements, which increased plan costs. The actuarial loss for the year ended December 29, 2006 is due primarily to changes in actuarial assumptions. 1) The mortality table was updated from the UP-1984 table to the RP-2000 table, resulting in increased liabilities. 2) Retirements occurring prior to age 65 are now assumed, similar to the postretirement health plan, to more accurately reflect expectations. This assumption, combined with the subsidy built into the plan's early retirement reductions, results in higher liabilities.

        The accumulated benefit obligation of the Company's pension plan was $6.5 million and $9.7 million as of December 30, 2005 and December 29, 2006, respectively.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

9.    Employee Benefit Plans (Continued)

        The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2007	$221
2008	261
2009	316
2010	354
2011	389
2012 - 2016	2,461

        The Company expects to contribute $1.2 million to the pension plan in the fiscal year ending December 28, 2007.

Weighted average assumptions at period-end:

	December 30, 2005	December 29, 2006
Discount rate	5.90%	5.90%
Expected return on plan assets	7.50%	7.50%

        Amounts recognized in the statement of financial position consist of the following (in thousands):

	December 30, 2005	December 29, 2006
Accrued pension cost	$(293)	$(2,304)
Accumulated other comprehensive income	669	2,978

Net amount recognized	$376	$674

        At December 30, 2005 and December 29, 2006 the additional minimum pension liability was $669,000 and $3.0 million, respectively.

        The Company has estimated the expected return on assets of the plan of 7.5% based on assumptions derived from, among other things, the historical return on assets of the plan, the current and expected investment allocation of assets held by the plan and the current and expected future rates of return in the debt and equity markets for investments held by the plan. The obligations under the plan could differ from the obligation currently recorded if management's estimates are not consistent with actual investment performance.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

9.    Employee Benefit Plans (Continued)

        The Company's pension plan weighted average asset allocations at December 30, 2005 and December 29, 2006, by asset category are as follows:

Asset Category:	December 30, 2005	December 29, 2006
Equity securities	71%	73%
Debt securities	29	27

Total	100%	100%

        The Company's primary policy goals regarding plan assets are cost-effective diversification of plan assets, competitive returns on investment, and preservation of capital. Plan assets are currently invested in mutual funds with various debt and equity investment objectives. The target asset allocation for the plan assets is 25-35% debt, or fixed income securities, and 65-75% equity securities. Individual funds are evaluated periodically based on comparisons to benchmark indices and peer group funds and necessary investment decisions are made in accordance with the policy goals of the plan investments by management.

        The components of the Company's net periodic pension cost are as follows (in thousands):

	Year Ended
	December 30, 2005	December 29, 2006
Service cost	$650	$611
Interest cost	331	386
Expected return on assets	(393)	(493)
Amortization of actuarial loss (gain)	11	8

Total pension expense	$599	$512

        Weighted average assumptions for net periodic pension cost:

	Year Ended
	December 30, 2005	December 29, 2006
Discount rate	5.75%	5.90%
Expected return on assets	7.50%	7.50%

        One amendment to the pension plan was approved during 2004. The amendment was approved retroactive to January 1, 1999 and conformed the plan document to the Company's method of operation regarding employees who transferred from Conexant. This amendment did not result in a material change in the calculation of the cost or benefit obligation of the plan.

Post-Employment Plan

        For certain eligible bargaining unit employees who terminate employment, the Company provides a lump-sum benefit payment. The actuarially computed present value of this obligation has been recorded by the Company and was $670,000 and $717,000 at December 30, 2005 and December 29, 2006, respectively.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

10.    Relationships with Related Parties and Others

        As of December 29, 2006, Conexant had an approximate 42% ownership interest in the Company.

        Conexant's Chief Executive Officer and Chairman of the Board is a member of the Company's Board of Directors. This board member is also a member of the Board of Directors of Skyworks and Mindspeed Technologies, Inc., two other customers of the Company that were spun-off from Conexant. Another member of the Company's Board of Directors serves as the Executive Vice President of Marketing and Strategic Development of RF Micro Devices. As of December 29, 2006, RF Micro Devices had an approximate 10% ownership interest in the Company (Note 7). The following summarizes significant transactions with related parties since 2004.

        Accounts receivable from related parties are as follows (in thousands):

	December 30, 2005	December 29, 2006
Conexant:
Accounts receivable	$10,061	$5,881
RF Micro Devices:
Accounts receivable	972	2,460

        Revenues from related parties are as follows (in thousands):

	Year Ended
	December 30, 2005	December 29, 2006	Period from December 30, 2006 to February 16, 2007
Conexant(1)	$51,843	$29,553	$4,154
RF Micro Devices	8,978	10,811	1,577

    (1)
    Revenues for the year ended December 29, 2006 include a reduction of $17.5 million associated with the termination of the Conexant Wafer supply agreement.

Wafer Supply Agreements

        At the Company's inception, the Company and Conexant entered into a wafer supply agreement whereby Conexant was obligated to purchase certain minimum annual volumes of wafers through March 2005 at specified prices. Purchases of wafers made by companies that had been spun-off or affiliated with Conexant were counted towards Conexant's minimum purchase obligations. In connection with the wafer supply agreement, the Company had provided Conexant with $60 million of credits that Conexant could use to offset any increase in the contract price for each wafer purchased by Conexant through March 30, 2007. Conexant did not use any of these credits because the Company did not increase the contract prices of wafers sold to Conexant pursuant to the agreement. In addition, following the expiration of the agreement, Conexant had the right to apply up to an aggregate of $20 million of credits to wafer purchases, limited in amount to $400 per wafer, regardless of price.

        In June 2006, the Company and Conexant agreed to terminate the wafer supply and services agreement. In connection with the termination agreement and in consideration of the cancellation of the wafer credits, the Company agreed to issue 7,583,501 shares of its common stock to Conexant and to forgive $1.2 million owed to it by Conexant for a refund of property taxes previously paid by the

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

10.    Relationships with Related Parties and Others (Continued)

Company for the 2003 property tax year. As a result of the termination of the wafer supply agreement, Conexant is no longer entitled to use any wafer credits provided to it under the agreement.

        In accordance with FASB EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the fair value of the 7,583,501 shares of common stock the Company issued to Conexant in connection with the termination of the wafer supply agreement, which was $17.5 million, and the Company's forgiveness of the $1.2 million owed to the Company by Conexant for reimbursement of property taxes in connection with the termination of the wafer supply agreement had the effect of reducing the Company's revenues by $17.5 million and reducing the Company's cost of revenues by $1.2 million in 2006. Under EITF Issue No. 01-9 cash consideration, including credits the customer can apply against trade amounts owed to the vendor as a sales incentive, given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations. In addition, under EITF No. 98-18, consideration in the form of equity instruments is recognized in the same period and in the same manner as if the customer had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with or using the equity instruments. Therefore, the $17.5 million fair value of the common stock issued to Conexant was reflected as a reduction to the Company's revenues for the second quarter of 2006. The forgiveness of the property tax reimbursement owed to the Company by Conexant was an expense reduction to the Company because the amounts owed to the Company related to the 2003 property tax year and all costs from that period have expired and were previously expensed.

        This termination of the wafer supply agreement was subsequently amended on September 16, 2006 in connection with the Merger Agreement to provide for the repurchase of the 7,583,501 shares previously issued by the Company to Conexant immediately prior to the completion of the merger and the termination of the Company's obligation to issue any additional shares to Conexant for an aggregate consideration of $16.3 million in cash.

        In October 2002, the Company and RF Micro Devices entered into a wafer supply agreement.

        In May 2003, the Company entered into a wafer supply agreement with Skyworks, whereby Skyworks was obligated to purchase certain minimum annual volumes of wafers through March 2005 at specified prices. The term of the wafer supply agreement expired on March 30, 2007.

        In June 2003, the Company and Mindspeed entered into a wafer supply agreement.

        In July 2006, the Company entered into a capacity reservation and wafer subscription agreement with a customer, whereby the customer paid the Company $8.0 million in exchange for the Company's obligation to guarantee a minimum quantity of wafer deliveries per month starting January 2007 through December 2009. This amount is included within deferred revenues in the accompanying consolidated balance sheet as of December 29, 2006.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

10.    Relationships with Related Parties and Others (Continued)

Services Agreement

        The Company and Conexant entered into a transition services agreement and an information technology services agreement, whereby each party provides certain administrative and operational support to one another. Costs charged to the Company by Conexant are included in cost of revenues and operating expenses in the accompanying consolidated statements of operations. Costs recovered by the Company from Conexant are reflected as a reduction to cost of revenues and research and development in the accompanying consolidated statement of operations. Following is a summary of services and costs provided to each party (in thousands):

	Year Ended
			Period from December 30, 2006 to February 16, 2007
	December 30, 2005	December 29, 2006
Costs charged to the Company by Conexant
Facilities and related	$—	$—	$—
Information technology services	—	—	—
Other	22	—	—

Total	$22	$—	$—

Costs Recovered by the Company from Conexant			—
Engineering services	$2,266	$914	$—
Other	301	—	—

Total	$2,567	$914	$—

        The term of these agreements was three years and both agreements are now expired. All services provided by either party under the transition services agreement and the information technology services agreement have been terminated.

Lease Agreement

        The Company leases its fabrication and headquarters facilities from Conexant (Note 6 Commitments and Contingencies—Leases). Related rent expense for the years ended December 30, 2005 and December 29, 2006 was $3.1 million and $2.5 million, respectively. Related rent expense for the period ended February 16, 2007 was $0.3 million.

Royalty Agreement

        The Company is required to make royalty payments to Conexant, subject to certain limitations, resulting from the sales of its products manufactured using SiGe process technology transferred at an initial rate of 5% declining over the 10 year term of the royalty agreement. This agreement expires in 2012. Royalty expense under this agreement was zero, and $1.7 million for the years ended December 30, 2005 and December 29, 2006, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations. The royalty expense under this agreement was zero for the period ended February 16, 2007. Pursuant to the terms of the contribution agreement

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

10.    Relationships with Related Parties and Others (Continued)

between the Company and Conexant, the Company is entitled to offset the royalty payments otherwise due to Conexant by a portion of certain payments made to third parties related to SiGe technology.

        In September 2006, the Company and Conexant entered into a letter settlement agreement that provides for the settlement of a dispute that had arisen between them with respect to the indemnification obligations of Conexant owed to the Company under the contribution agreement pursuant to which the Company was formed. The contribution agreement requires Conexant to indemnify the Company for up to 60% of amounts paid by the Company to a third party with respect to certain intellectual property contributed by Conexant to the Company at its formation. Under the letter settlement agreement, the Company and Conexant agreed that Conexant's total indemnification obligation with respect to a certain license agreement entered into between the Company and a certain third party related to such intellectual property would be satisfied in full through the offset of royalties otherwise payable by the Company to Conexant for the sale of SiGe products of an aggregate amount equal to $2.6 million. The parties also acknowledged in the settlement letter agreement that, in connection with this dispute and in accordance with the terms of the contribution agreement, the Company had previously withheld royalties owed to Conexant for the sale of SiGe products to parties other than Conexant and its spun-off entities in the amount of approximately $2.7 million. As such, the Company agreed to refund the $0.1 million difference to Conexant and the parties released each other from all additional future claims related to the dispute. As of December 29, 2006, Conexant has fulfilled its obligation under the terms of the contribution agreement and during the third quarter of 2006, the Company began paying Conexant the SiGe-related royalty.

License Agreements

        During 2004, the Company entered into a cross license and release agreement with an unrelated third party. The license includes technology developed by the third party related to the Company's manufacturing process. In exchange for the license and release, the Company agreed to make certain payments through 2007.

        In connection with the Company's separation from Conexant, Conexant contributed to the Company a substantial portion of its intellectual property, including software licenses, patents and intellectual property rights in know-how related to its business. The Company agreed to license intellectual property rights relating to the owned intellectual property contributed to the Company by Conexant back to Conexant and its affiliates. Conexant may use this license to have Conexant products produced by third party manufacturers and to sell such products, but must obtain the Company's prior consent to sublicense these rights for the purpose of enabling that third party to provide semiconductor fabrication services to Conexant.

        In July 2004, the Company entered into a license agreement with Conexant under which Conexant granted to it a limited, non-exclusive and nontransferable license for the right to manufacture, develop and modify integrated circuit products in silicon form that incorporate Conexant's design kit based on 0.13 micron process technology. The Company may manufacture the licensed technology only at specifically authorized facilities but may subcontract the manufacture of products using the licensed technology to its manufacturing suppliers if they agree to be bound by the terms of the license. The agreement is for an indefinite term but is terminable under certain circumstances for material breach, default or insolvency. The Company paid Conexant $300,000 in exchange for this license.

JAZZ SEMICONDUCTOR, INC.

Notes to Consolidated Financial Statements (Continued)

10.    Relationships with Related Parties and Others (Continued)

Management Agreements

        Pursuant to management agreements among Carlyle, Conexant and the Company, Carlyle and Conexant are each entitled to be, and have been paid, a management fee of $300,000 per year for advisory services each party performs in connection with the operations, strategic planning, marketing and financial oversight of the Company. A termination agreement executed in conjunction with the Merger Agreement provides for the termination of the management agreements upon the completion of the Merger and the associated management fees to Conexant and Carlyle will no longer be payable by the Company.

11.    Segment and Geographic Information

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in one business segment: the manufacturing and process design of semiconductor wafers.

        Revenues are derived principally from customers located within the United States.

        Long-lived assets consisting of property, plant and equipment and intangible assets are primarily located within the United States.

12.    Supplemental Cash Flow Information

        The Company paid income taxes of $224,000 and $23,000 for the years ended December 30, 2005 and December 29, 2006, respectively.

13.    Loan & Security Agreement

        In January 2006 the Company entered into a loan and security agreement with Wachovia Capital Finance Corporation (Western) as the lender. The agreement established a line of credit with an aggregate borrowing limit of $35 million. The first $20 million of loans under the line of credit bear interest on the outstanding unpaid principal amount at a rate equal to the lender's prime rate plus 0.75%, or in the case of Eurodollar loans, the adjusted Eurodollar rate plus 2.50%. The additional loan amounts, up to the maximum limit, bear interest on the outstanding unpaid principal amount at a rate equal to the lender's prime rate plus 1.00%, or in the case of Eurodollar loans, the adjusted Eurodollar rate plus 2.75%. The Company may, at its option, request a Eurodollar rate loan or convert any prime rate loan into a Eurodollar rate loan. The agreement also provides for the issuance of letters of credit not to exceed $4 million. The agreement includes certain affirmative and negative covenants, the non-compliance with which would constitute an event of default under the agreement and result in the acceleration of any amounts due under the agreement. As a result of the Merger, the Company amended the existing loan and security agreement.

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

        Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the "reasonable assurance" level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 28, 2007, the Company's internal control over financial reporting is effective.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is hereby incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Proxy Statement").

Item 11.    Executive Compensation

        The information required by this item is hereby incorporated by reference from the section entitled "Executive Compensation" of the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is hereby incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is hereby incorporated by reference from the section entitled "Transaction with Related Persons" of the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is hereby incorporated by reference from the section entitled "Proposal 2: Ratification of Selection of Independent Auditors" of the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements Schedules and Exhibits.

  (1)
  The following financial statements are included in Item 8:

  i)
  Jazz Technologies, Inc.

        Reports of Independent Registered Public Accounting Firms
        Balance Sheets
        Statements of Operations
        Statement of Stockholders' Equity
        Statements of Cash Flows
        Notes to Financial Statements

      ii)
      Jazz Semiconductor, Inc.

        Reports of Independent Registered Public Accounting Firms
        Balance Sheets
        Statements of Operations
        Statement of Stockholders' Equity
        Statements of Cash Flows
        Notes to Financial Statements

    (2)
    Financial Statement Schedules: None.

    (3)
    Listing of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation—Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2007.
3.2	Amended and Restated Bylaws—Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 30, 2007.
4.1	Specimen Unit Certificate—Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).
4.2	Specimen Common Stock Certificate—Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).
4.3	Specimen Warrant Certificate—Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).
4.4
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant—Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).
4.5
Warrant Clarification Agreement dated as of November 9, 2006 between the Registrant and Continental Stock Transfer & Trust Company—Incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2006.
4.6
Indenture, dated December 19, 2006, between the Registrant and U.S. Bank National Association, as trustee, including Form of 8% Convertible Senior Note due 2011—Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2007.
4.7
Supplemental Indenture, dated April 3, 2007, among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Jazz/Hua Hong, LLC, Jazz IT Holding, LLC and U.S. Bank National Association, as trustee—Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2007.
4.8
Registration Rights Agreement, dated December 19, 2006, among the Registrant, CRT Capital Group LLC and Needham & Company, LLC—Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on December 22, 2007.
4.9
Limited Waiver, dated as of December 18, 2006, among Acquicor Management LLC, Harold L. Clark, John P. Kensey, Moshe I. Meidar, Paul Pittman, ThinkEquity Partners LLC, Wedbush Morgan Securities, Inc., CRT Capital Group LLC and Gunn Allen Financial, Inc.—Incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on December 22, 2007.
4.10
Consent between the Registrant and ThinkEquity Partners LLC dated February 14, 2007—Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Gilbert F. Amelio and Acquicor Management LLC Report on March 20, 2007.
4.11
Consent between the Registrant and ThinkEquity Partners LLC dated September 4, 2007—Incorporated by reference to Exhibit 99.11 to the Schedule 13D filed by Gilbert F. Amelio and Acquicor Management LLC Report on February 11, 2008.

4.12
Waiver, dated September 4, 2007, among the Registrant, ThinkEquity Partners LLC and each of Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar—Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-146546)
10.1
Form of Lock-up Agreement among the Registrant, ThinkEquity Partners LLC and each of Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar—Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).
10.2
Registration Rights Agreement among the Registrant, Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar—Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).
10.3
Private Placement Unit Purchase Agreement among the Registrant, ThinkEquity Partners LLC, Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar—Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).
10.4
Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders' representative—Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2006.
*10.5	2006 Equity Incentive Plan, as amended—Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 8, 2007.
*10.6	Form of Option Agreement under the 2006 Equity Incentive Plan—Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-143022).
*10.7
Form of Restricted Stock Bonus Agreement under the 2006 Equity Incentive Plan—Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-143022).
†10.8
Contribution Agreement among Specialtysemi, Inc., Conexant Systems, Inc. and Carlyle Capital Investors, L.L.C. dated February 23, 2002—Incorporated by reference to Exhibit 10.1 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.9
First Amendment to Contribution Agreement between Specialtysemi, Inc., Conexant Systems, Inc. and Carlyle Capital Investors, L.L.C. dated March 12, 2002—Incorporated by reference to Exhibit 10.2 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.10
Second Amendment to Contribution Agreement dated July 1, 2002 among Jazz Semiconductor, Inc., Conexant Systems, Inc., Carlyle Partners III L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P.—Incorporated by reference to Exhibit 10.3 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.11
Third Amendment to Contribution Agreement dated September 1, 2003 among Jazz Semiconductor, Inc., Conexant Systems, Inc., Carlyle Partners III L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P.—Incorporated by reference to Exhibit 10.4 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.12
Newport Fab, LLC Contribution Agreement between Conexant Systems, Inc. and Newport Fab, LLC dated February 23, 2002—Incorporated by reference to Exhibit 10.5 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.13
IP License Agreement between Specialtysemi, Inc., Newport Fab, LLC and Conexant Systems, Inc. dated March 12, 2002—Incorporated by reference to Exhibit 10.6 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.14
First Amendment to IP License Agreement dated July 1, 2002 between Jazz Semiconductor, Inc. and Conexant Systems, Inc.—Incorporated by reference to Exhibit 10.7 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.13
Transferred IP License Agreement between Specialtysemi, Inc., Newport Fab, LLC and Conexant Systems, Inc. dated March 12, 2002—Incorporated by reference to Exhibit 10.8 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.15
First Amendment to Transferred IP License Agreement dated July 1, 2002 among Jazz Semiconductor, Inc., Conexant Systems, Inc. and Newport Fab, LLC—Incorporated by reference to Exhibit 10.9 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.16
Guarantee between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002—Incorporated by reference to Exhibit 10.10 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.17
Half Dome Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002—Incorporated by reference to Exhibit 10.13 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.18
First Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated May 1, 2004—Incorporated by reference to Exhibit 10.14 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.19
Second Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated December 31, 2005—Incorporated by reference to Exhibit 10.15 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.20
Third Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated as of September 26, 2006—Incorporated by reference to Exhibit 10.14 to Jazz Technologies' Current Report on Form 8-K filed on February 23, 2007.
10.21
El Capitan Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002—Incorporated by reference to Exhibit 10.16 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.22
First Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated October 1, 2004—Incorporated by reference to Exhibit 10.17 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.23
Second Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated November 31, 2005—Incorporated by reference to Exhibit 10.18 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.24
Third Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 1, 2006—Incorporated by reference to Exhibit 10.18 to Jazz Technologies' Current Report on Form 8-K filed on February 23, 2007.
10.25
Fourth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 26, 2006—Incorporated by reference to Exhibit 10.19 to Jazz Technologies' Current Report on Form 8-K filed on February 23, 2007.
†10.26
License and Supply Agreement between Newport Fab, LLC and Advanced Semiconductor Manufacturing Corp. of Shanghai dated December 16, 2003—Incorporated by reference to Exhibit 10.36 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.27
HHNEC Wafer Supply Agreement between Jazz/Hua Hong, LLC, Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 29, 2003—Incorporated by reference to Exhibit 10.37 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.28
LLC Wafer Supply Agreement between Jazz/Hua Hong, LLC, Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003—Incorporated by reference to Exhibit 10.38 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.29
Technology Sublicense Agreement—Jazz Advanced Technology by Jazz/Hua Hong, LLC, Shanghai Hua Hong NEC Electronics Company, Limited and Newport Fab, LLC dated August 30, 2003—Incorporated by reference to Exhibit 10.39 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.30
Technology License and Transfer Agreement by Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003—Incorporated by reference to Exhibit 10.40 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.31
Technology License Agreement—Jazz Advanced Technology Newport Fab, LLC, Jazz/ Hua Hong, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003—Incorporated by reference to Exhibit 10.41 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.32
Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated as of May 2, 2003—Incorporated by reference to Exhibit 10.42 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
†10.33
Amendment One to Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated as of May 2, 2003—Incorporated by reference to Exhibit 10.43 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

†10.34
Amendment Two to Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated June 13, 2003—Incorporated by reference to Exhibit 10.44 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.35
License Agreement between Jazz Semiconductor, Inc. and Conexant Systems, Inc. dated as of July 2, 2004—Incorporated by reference to Exhibit 10.48 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).
10.36
Amended and Restated Loan and Security Agreement by and among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of February 28, 2007—Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 6, 2007.
10.37
First Amendment dated September 6, 2007 to the Amended and Restated Loan and Security Agreement among the Registrant, as parent guarantor, Jazz Semiconductor, Inc., and Newport Fab, LLC, as borrowers, Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, Wachovia Capital Finance Corporation (Western), as administrative agent, and the lenders from time to time party thereto—Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
10.38
Second Amendment to Amendment and Restated Loan and Security Agreement dated as of January 28, 2008 among Jazz Semiconductor, Inc, Newport Fab, LLC (d/b/a Jazz Semiconductor Operating Company), Jazz Technologies, Inc. and Wachovia Capital Finance Corporation (Western), in its capacity as agent for various lenders.
†10.39
Settlement Agreement dated as of July 31, 2007 between the Registrant and the TC Group, L.L.C. as stockholders' representative—Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
*10.40
Form of Change of Control Agreement entered into between the Registrant and each of Gilbert F. Amelio, Paul A. Pittman and Allen R. Grogan—Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.
*10.41
Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors—Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of BDO Seidman, LLP.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Section 1350 Certification of Gilbert F. Amelio and Paul A. Pittman.

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

Signatures	Title	Date

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2007
/s/ PAUL PITTMAN Paul Pittman	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 20, 2007
/s/ HAROLD L. CLARK Harold L. Clark	Director	March 20, 2007
/s/ JON C. MADONNA Jon C. Madonna	Director	March 20, 2007
/s/ LIAD MEIDAR Liad Meidar	Director	March 20, 2007

Index to Exhibits

10.38	Second Amendment to Amendment and Restated Loan and Security Agreement dated as of January 28, 2008 among Jazz Semiconductor, Inc, Newport Fab, LLC (d/b/a Jazz Semiconductor Operating Company), Jazz Technologies, Inc. and Wachovia Capital Finance Corporation (Western), in its capacity as agent for various lenders.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of BDO Seidman, LLP.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Section 1350 Certification of Gilbert F. Amelio and Paul A. Pittman.

QuickLinks

JAZZ TECHNOLOGIES, INC. FORM 10-K Year Ended December 28, 2007 TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I.
  Item 1. Business
  Item 1A. Risk factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements
INDEX JAZZ TECHNOLOGIES, INC.
JAZZ SEMICONDUCTOR, INC. (Predecessor)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
JAZZ TECHNOLOGIES, INC. Consolidated Balance Sheets (in thousands, except for par value)
JAZZ TECHNOLOGIES, INC. Consolidated Statements of Operations (in thousands, except per share amounts)
JAZZ TECHNOLOGIES, INC. Consolidated Statements of Stockholders' Equity (in thousands)
JAZZ TECHNOLOGIES, INC. Consolidated Statements of Cash Flows (in thousands)
JAZZ TECHNOLOGIES, INC. Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
JAZZ SEMICONDUCTOR, INC. Consolidated Balance Sheets (In thousands, except for par values)
JAZZ SEMICONDUCTOR, INC. Consolidated Statements of Operations (In thousands)
JAZZ SEMICONDUCTOR, INC. Consolidated Statements of Stockholders' Equity (In thousands)
JAZZ SEMICONDUCTOR, INC. Consolidated Statements of Cash Flows (In thousands)
JAZZ SEMICONDUCTOR, INC. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
Index to Exhibits