Form 10-Q
period 2008-03-28
Jazz Technologies, Inc.
filed 2008-05-08
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2008, 19,031,276 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

JAZZ TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 28, 2008	December 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$9,159	$10,612
Receivables, net of allowance for doubtful accounts of $725 and $793 at March 28, 2008 and December 28, 2007, respectively	25,514	33,308
Inventories	12,714	12,190
Deferred tax asset	2,015	2,015
Prepaid expenses and other current assets	1,424	2,379
Total current assets	50,826	60,504
Property, plant and equipment, net	121,496	127,488
Investments	19,300	19,300
Intangible assets, net	52,403	53,631
Other assets	4,559	4,975
Total assets	$248,584	$265,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,868	$19,502
Short-term borrowings	10,000	8,000
Accrued compensation and benefits	4,191	5,886
Deferred revenues	3,895	5,347
Accrued interest	2,700	5,428
Other current liabilities	10,631	13,815
Total current liabilities	49,285	57,978
Long term liabilities:
Convertible senior notes	128,200	133,200
Deferred tax liability	3,388	3,427
Accrued pension, retirement medical plan obligations and other long-term liabilities	19,214	19,015
Total liabilities	200,087	213,620

Stockholders’ equity
Common stock	2	2
Additional paid-in capital	80,153	79,882
Other comprehensive income	957	965
Accumulated deficit	(32,615)	(28,571)
Total stockholders’ equity	48,497	52,278
Total liabilities and stockholders’ equity	$248,584	$265,898

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended
	March 28, 2008	March 30, 2007

Net revenues	$50,830	$22,523
Cost of revenues	43,385	21,941
Gross profit	7,445	582
Operating expenses:
Research and development	3,910	1,990
Selling, general and administrative	4,964	4,604
Amortization of intangible assets	346	176
Write off of in-process research and development	—	3,800
Total operating expenses	9,220	10,570

Loss from operations	(1,775)	(9,988)
Interest and other expense, net	(2,284)	(1,585)
Net loss before income taxes	(4,059)	(11,573)
Income tax benefit (expense)	15	(108)
Net loss	$(4,044)	$(11,681)
Net loss per share (basic and diluted)	$(0.22)	$(0.39)
Weighted average shares (basic and diluted)	18,400	30,140

The amounts included in the three months ended March 30, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

				Other		Total
	Common Stock		Additional	comprehensive	Accumulated	stockholders’
	Shares	Amount	paid-in capital	income	deficit	equity
Balance at December 28, 2007	19,031	$2	$79,882	$965	$(28,571)	$52,278
Issuance of restricted stock	—	—	60	—	—	60
Stock compensation expense	—	—	211	—	—	211
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(4,044)	(4,044)
Total comprehensive loss						(4,052)
Balance at March 28, 2008	19,031	$2	$80,153	$957	$(32,615)	$48,497

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 28, 2008	March 30, 2007
Operating activities:
Net loss	$(4,044)	$(11,681)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Depreciation	8,201	3,773
Amortization of deferred financing costs	345	386
Provision for doubtful accounts	(68)	276
(Gain)/Loss on disposal of equipment	(6)	2
Net gain on purchase of convertible senior notes	(776)	—
Amortization of purchased intangible assets	1,227	998
Write-off of in-process research and development	—	3,800
Stock compensation expense	271	—
Changes in operating assets and liabilities, net of effects from acquisition of Jazz Semiconductor, Inc.:
Receivables	7,862	(3,677)
Inventories	(523)	(1,294)
Prepaid expenses and other current assets	955	(1,588)
Long term portion of restricted cash	—	2,116
Accounts payable	(2,148)	(4,897)
Accrued compensation and other benefits	(1,695)	(1,353)
Deferred Revenue	(1,452)	(1,176)
Accrued interest on convertible notes	(2,728)	3,335
Other current liabilities	(3,184)	(2,886)
Pension and retiree medical benefits	450	—
Deferred tax liability	(39)	—
Other long-term liabilities	(252)	256
Net cash provided by (used in) operating activities	2,396	(13,610)
Investing activities:
Jazz Semiconductor, Inc. purchase price, net of cash acquired	—	(236,303)
Purchases of property and equipment	(1,651)	(872)
Net proceeds from sale of equipment	6	—
Net proceeds from sale of short-term investments	—	16,295
Release of funds from trust and escrow accounts	—	334,465
Net cash (used in) provided by investing activities	(1,645)	113,585
Financing activities:
Redemption of founder’s common stock	—	(9)
Conversion of common stock in connection with acquisition	—	(33,159)
Repurchase of common stock	—	(14,363)
Repurchase of warrants	—	(10,602)
Payment for purchase of convertible senior notes	(4,100)	—
Net borrowings from line of credit	2,000	—
Payment of debt and acquisition-related liabilities	(51)	(10,003)
Net cash used in financing activities	(2,151)	(68,136)
Effect of foreign currency on cash	(53)	2
Net (decrease) increase in cash and cash equivalents	(1,453)	31,841
Cash and cash equivalents at beginning of period	10,612	633
Cash and cash equivalents at end of period	$9,159	$32,474

See accompanying notes.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2008

1.              ORGANIZATION

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz,” “Company” refers to the business of Jazz Technologies, Inc. and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc.

The Company

Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. (the “Company”), was incorporated in Delaware on August 12, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more domestic and/or foreign operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination.

The Company is based in Newport Beach, California and following the acquisition of Jazz Semiconductor, Inc., is now an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Its customer’s analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Acquisition of Jazz Semiconductor, Inc.

On February 16, 2007, the Company completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor, for $262.4 million in cash, and acquired, as part of the assets of Jazz Semiconductor, $26.1 million in cash. The accompanying unaudited condensed consolidated financial statements include the results of operations for Jazz Semiconductor following the date of acquisition. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz Semiconductor was treated as the “acquired” company. In connection with the acquisition, the Company adopted Jazz Semiconductor’s fiscal year. In July 2007, the Company entered into an agreement with the former Jazz Semiconductor stockholders that reduced the purchase price by $9.3 million to $253.1 million. The reduction has been reflected in the accompanying unaudited condensed consolidated financial statements following July 2007.

Prior to March 12, 2002, Jazz Semiconductor’s business was Conexant’s Newport Beach, California semiconductor fabrication operations. Jazz Semiconductor’s business was formed upon Conexant’s contribution of those fabrication operations to its wholly-owned subsidiary, Newport Fab, LLC and Conexant’s contribution of Newport Fab, LLC to Jazz Semiconductor, together with a cash investment in Jazz Semiconductor by affiliates of The Carlyle Group. Conexant and affiliates of The Carlyle Group continued to be the largest stockholders of Jazz Semiconductor until its acquisition in February 2007. Substantially all of Jazz Semiconductor’s business operation was conducted by its wholly-owned subsidiary, Newport Fab, LLC. Since its formation in early 2002, Jazz Semiconductor has transitioned its business from a captive manufacturing facility within Conexant to an independent semiconductor foundry.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Rule 8-03 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction of the Company’s audited consolidated financial statements and notes thereto for the year ended December 28, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2008.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 28, 2008 and December 28, 2007, and the consolidated results of its operations and cash flows for the three months ended March 28, 2008 and March 30, 2007.

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

The Company provides for sales returns and allowances relating to specified yield or quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance. Actual allowances given have been within management’s expectations.

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

The Company conducted an impairment review as of March 28, 2008, due to the recent decline in the stock price. The Company used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of its intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the Company uses to conduct its business. As a result of this analysis, no assets were considered to be impaired and the Company had not recognized any impairment loss for any long-lived or intangible asset as of March 28, 2008.

Accounting for Income Taxes

The Company utilizes the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

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

A substantial portion of the valuation allowance relates to deferred tax assets recorded in connection with the acquisition of Jazz Semiconductor (“acquisition deferred tax assets”). SFAS No. 109 requires the benefit from the reduction of the valuation allowance related to the acquisition deferred tax assets to first be applied to reduce goodwill and then noncurrent intangible assets to zero before the Company can apply any remaining benefit to reduce income tax expense.

Included in the deferred tax assets are approximately $26.0 million of pre-acquisition net deferred tax assets related to the acquisition of Jazz Semiconductor. To the extent these assets are recognized, the tax benefit will be applied first to reduce to zero any noncurrent intangible assets related to the acquisition, and the excess, if any, as a reduction to income tax expense.

The future utilization of the Company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has had one “change in ownership” event that limits the utilization of net operating loss carry forwards. The “change in ownership” event occurred in February 2007, upon the acquisition of Jazz Semiconductor.  As a result of this “change of ownership”, the annual net operating loss utilization will be limited to $6.8 million.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Stock Based Compensation

The Company records equity compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS No. 123R and SAB No. 107, “Share-Based Payment” (“SAB No. 107”), the fair values generated by the model may not be indicative of the actual fair values of the Company’s equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements, and limited transferability. The Company estimates stock price volatility based on historical volatility of its own stock price and its peers. The Company recognizes compensation expense using the straight-line amortization method for stock-based compensation awards with graded vesting.

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the three months ended March 28, 2008 are as follows:

Expected life in years	6
Expected price volatility	43.90 – 45.10%
Risk-free interest rate	2.47 – 3.15%
Dividend yield	0.00%

Net (Loss) Income Per Share

Net (loss) income per share (basic) is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Net (loss) income per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents). Since the Company reported a net loss for the three months ended March 28, 2008 and March 30, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same.

Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, age of the balance and the customer’s current credit worthiness, as determined by a review of the customer’s current credit information. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that have been identified. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. Customer receivables are generally unsecured.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of March 28, 2008 and December 28, 2007 consists of the following customers:

	March 28, 2008	December 28, 2007
Skyworks	12.2%	15.1%
Conexant	10.9%	21.9%
R F Micro Devices	23.4%	26.9%

Net revenues from significant customers representing 10% or more of net revenues for the three months ended March 28, 2008 and March 30, 2007 is provided by customers as follows:

	March 28, 2008	March 30, 2007
Skyworks	12.9%	33.9%
Conexant	14.3%	—
Toshiba	—	10.4%
R F Micro Devices	19.3%	—

As a result of the Company’s concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to these customers or a change in their financial position could materially and adversely affect the Company’s consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with respect to financial assets. With respect to non-financial assets, this statement is effective for the first fiscal year beginning after November 15, 2008. The adoption of SFAS No. 159 did not have any significant impact on the consolidated results of operations or financial position of the Company.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007 with respect to financial assets. With respect to non-financial assets, this statement is effective for the first fiscal year beginning after November 15, 2008. The adoption of SFAS No. 157 did not have any significant impact on the consolidated results of operations or financial position of the Company.

3.              ACQUISITION OF JAZZ SEMICONDUCTOR

On February 16, 2007, pursuant to the terms of a merger agreement signed on September 26, 2006, the Company acquired all of Jazz Semiconductor’s outstanding capital stock for approximately $262.4 million, funded with existing cash resources as well as proceeds from the 8% Convertible Senior Notes due 2011 (the “Convertible Senior Notes”) that were issued in the fourth quarter of fiscal 2006. On July 1, 2007, a settlement agreement was reached with former Jazz Semiconductor’s stockholders that amended the merger agreement, released funds held in escrow and effectively reduced the purchase price by $9.3 million to $253.1 million. The purchase price reduction of $9.3 million includes a $9.0 million release of escrow funds to the Company and an additional reimbursement of $0.3 million for expenses incurred by Jazz Semiconductor and the Company relating to the merger. This reduction has been reflected in the accompanying condensed consolidated financial statements following July 2007.

For accounting purposes, the revised purchase price for the Jazz acquisition was $253.1 million and reconciles to all payments made to date as follows (in thousands):

Acquisition consideration	$251,000
Estimated working capital adjustment	4,500
Total acquisition consideration	255,500
Jazz Semiconductor terminated IPO and acquisition transaction costs	(6,504)
Company transaction costs	4,134
Total purchase price	$253,130

Jazz Semiconductor’s transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors incurred in connection with the acquisition and Jazz Semiconductor’s terminated initial public offering. The Company’s transaction costs primarily consist of fees for financial advisors, attorneys, accountants and other advisors directly related to the acquisition of Jazz Semiconductor.

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

In connection with the acquisition of Jazz Semiconductor, the Company acquired an equity investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”). Under the merger agreement relating to the acquisition of Jazz Semiconductor, the Company is obligated to pay additional amounts to former stockholders of Jazz Semiconductor if the Company realizes proceeds in excess of $10 million from its investment in HHNEC during the three-year period following the completion of the acquisition of Jazz Semiconductor. In that event, the Company will pay to Jazz Semiconductor’s former stockholders an amount equal to 50% of the amount (if any) of the proceeds received that exceed $10 million.

Adjusted Purchase Price Allocation

The total adjusted purchase price of $253.1 million, including the Company’s transaction costs of approximately $4.1 million, and net of the recent reduction of $9.3 million in purchase price, has been allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair market values as of February 16, 2007, as follows (in thousands):

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

The fair values set forth above are based on a final valuation of Jazz Semiconductor’s tangible and intangible assets and liabilities performed by the Company in accordance with SFAS No. 141 “Business Combinations” (“SFAS no. 141”).

Inventories

Inventories consist of the following at March 28, 2008 and December 28, 2007 (in thousands):

	March 28, 2008	December 28, 2007
Raw material	$1,596	$473
Work in process	8,562	10,866
Finished goods	2,556	851
	$12,714	$12,190

Property, Plant and Equipment

Property, plant and equipment consist of the following at March 28, 2008 and December 28, 2007 (in thousands):

	Useful life (In years)	March 28, 2008	December 28, 2007
Building improvements	7-12	$42,916	$42,916
Machinery and equipment	4-6	107,202	106,338
Furniture and equipment	3-5	1,906	1,829
Computer software	3	2,131	2,124
Construction in progress	—	3,474	2,206
		157,629	155,413
Accumulated depreciation		(36,133)	(27,925)
		$121,496	$127,488

Investment

In connection with the acquisition of Jazz Semiconductor, the Company acquired an investment in HHNEC.  As of March 28, 2008, the investment represented a minority interest of approximately 10% in HHNEC.  In accordance with the purchase method of accounting, this investment was recorded at fair value on the date of acquisition.

Intangible Assets

Intangible assets consist of the following at March 28, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Existing technology	7	$1,078	$172	$906
Patents and other core technology rights	7	11,185	1,782	9,403
In-process research and development	—	5,100	5,100	—
Customer relationships	7	4,758	758	4,000
Customer backlog	<1	2,630	2,630	—
Trade name	7	4,683	746	3,937
Facilities lease	20	36,175	2,018	34,157
Total identifiable intangible assets		$65,609	$13,206	$52,403

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
Remainder of 2008	$2,643	$1,039	$3,682
2009	3,524	1,385	4,909
2010	3,525	1,385	4,910
2011	3,524	1,385	4,909
2012	3,525	1,385	4,910
Thereafter	27,042	2,041	29,083
Total expected future amortization expense	$43,783	$8,620	$52,403

Pro Forma Results of Operations

The following unaudited information for the three months ended March 30, 2007 assumes the acquisition of Jazz Semiconductor occurred on January 1, 2007, (in thousands):

Pro Forma Results of Operations (in thousands, except per share amounts)
Three months ended
March 30, 2007

Net revenues	$48,096
Net loss	$(20,776)
Net loss per share — basic and diluted	$(0.69)

The accompanying unaudited condensed consolidated statements of operations only reflect the operating results of Jazz Semiconductor following the date of acquisition and do not reflect its operating results prior to the acquisition. The Company derived the pro forma information from the unaudited condensed consolidated financial statements of the Company for the three months ended March 30, 2007 and of Jazz Semiconductor for the period from January 1, 2007 to February 16, 2007 (the date of the acquisition). The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the date noted, or the future financial position or operating results of the Company or Jazz Semiconductor. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the Convertible Senior Notes issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above. The pro forma information excludes the write-off of in-process research and development that was expensed during the three months ended March 30, 2007.

4.     LOAN AND SECURITY AGREEMENT

Borrowing availability under the facility as of March 28, 2008, was $34.0 million.  As of March 28, 2008, the Company had short-term borrowings of $10.0 million outstanding and $1.6 million of the facility supporting outstanding letters of credits.

5.              INCOME TAXES

The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company’s expected realization of these assets depends on its ability to generate sufficient future taxable income.  The Company’s ability to generate enough taxable income to utilize its deferred tax assets depends on many factors, among which is the Company’s ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of the Company’s tax planning strategies and reversing deferred tax liabilities. A substantial portion of the valuation allowance relates to deferred tax assets recorded in connection with the acquisition of Jazz Semiconductor (“acquisition deferred tax assets”). SFAS No. 109 requires the benefit from the reduction of the valuation allowance related to the acquisition deferred tax assets to first be applied to reduce goodwill and then noncurrent intangible assets to zero before the Company can apply any remaining benefit to reduce income tax expense.

Included in the deferred tax assets are approximately $26.0 million of pre-acquisition net deferred tax assets related to the acquisition of Jazz Semiconductor. To the extent these assets are recognized, the tax benefit will be applied first to reduce to zero any noncurrent intangible assets related to the acquisition, and the excess, if any, as a reduction to income tax expense.

At December 28, 2007, the Company had unrecognized tax benefits of $1.0 million, of which $0.6 million of tax benefits that, if recognized at a time when the valuation allowance no longer exists, would affect the Company’s effective tax rate. The remaining $0.4 million, if recognized, would reduce the non-current intangible assets. The Company’s unrecognized tax benefits increased by $0.1 million to $1.1 million during the three months ended March 28, 2008 of which, $0.7 million of tax benefits that if recognized at a time when the valuation allowance no longer exists, would affect the Company’s effective tax rate. The Company does not expect any significant decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

At December 28, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $128.9 million and $105.2 million, respectively.  The federal and state tax loss carryforwards will begin to expire in 2021 and 2012, respectively, unless previously utilized. At December 28, 2007, the Company had combined federal and state alternative minimum tax credit of $0.1 million. The alternative minimum tax credits do not expire. The future utilization of the Company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company had one “change in ownership” event that limits the utilization of net operating loss carry forwards. This “change in ownership” event occurred in February 2007, the date of acquisition of Jazz Semiconductor, Inc. As a result of this “change of ownership,” the annual net operating loss utilization will be limited to $6.8 million.

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

6.              CONVERTIBLE SENIOR NOTES

During the first three months of 2008, the Company purchased $5.0 million in principal amount of its Convertible Senior Notes at a price of $4.1 million, including $4,444 for prepayment of interest from the date of the last interest payment to the date of purchase.  The purchase price was 82.0% of the principal amount of such notes and resulted in a net gain of $0.8 million, which is included as part of interest and other (expense) income in the statement of operations.  The gain of $0.8 million is net of the write-off of prorated deferred loan costs of $0.1 million.  As of March 28, 2008, $128.2 million in principal amount of Convertible Senior Notes remains outstanding.

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

7.              PENSION PLANS

The pension and other post retirement benefit plans expense for the three months ended March 28, 2008 were $0.2 million and $0.4 million, respectively. The amounts for the pension and other post retirement benefit plans expense for the corresponding periods in 2007 were $0.1 million and $0.2 million, respectively.

8.              STOCKHOLDERS’ EQUITY

Common Stock

The number of outstanding shares of common stock at March 28, 2008 was 19,031,276.

Warrants

The number of outstanding warrants at March 28, 2008 was 33,033,013.

Stock Options

During the three months ended March 28, 2008, the Company awarded non-statutory stock options to purchase 601,811 shares of common stock that vest over a three-year period from the date of grant.  The stock option grants vest ratably over the next twelve quarters. The exercise prices of the options awarded range from $0.70 - $1.50 per share. The Company recorded $211,439 of compensation expense in the three months ended March 28, 2008 relating to the issuance of non-qualified stock options to employees. The Company had not granted any stock options during the corresponding period in 2007.

9.             FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 does not require any new fair value measurements in the financial statements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•                                          Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•                                          Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•                                          Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value As of	Fair Value Measurement at March 28, 2008 (Using Fair Value Hierarchy)
	March 28, 2008	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$9,159	$9,159	$—	$—
Investments	19,300	—	—	19,300
Financial Liabilities:
Convertible Senior Notes	$105,124	$—	$105,124	$—

The Company holds an equity investment in HHNEC, a non-public entity. This investment represents a minority interest of approximately 10% recorded at fair value on the date of acquisition of Jazz Semiconductor.

The Convertible Senior Notes fair value is based on an actual transaction entered into by the Company during the first quarter of 2008 (See Note 6).

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

OVERVIEW

The Company

We were incorporated on August 12, 2005, for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses in the technology, multimedia and networking sectors, focusing specifically on businesses that develop or provide technology-based products and services in the software, semiconductor, wired and wireless networking, consumer multimedia and information technology-enabled services segments.

We are based in Newport Beach, California and following the acquisition of Jazz Semiconductor Inc. (“Jazz Semiconductor”), we are now an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices.  Our specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors.  Our customers use the analog and mixed-signal semiconductor devices in products they design that are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Acquisition of Jazz Semiconductor

On February 16, 2007, we completed the acquisition of all the outstanding shares of capital stock of Jazz Semiconductor, Inc., a Delaware corporation for $262.4 million in cash, and acquired, as part of the assets of Jazz Semiconductor, $26.1 million in cash. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz Semiconductor was treated as the “acquired” company for financial reporting purposes. As a result, the accompanying unaudited condensed consolidated financial statements include the results of operations for Jazz Semiconductor following the date of acquisition. In July 2007, an agreement was reached with former Jazz Semiconductor stockholders that reduced the purchase price by $9.3 million to $253.1 million. This reduction has been reflected in the accompanying unaudited condensed consolidated financial statements following July 2007.

Prior to March 12, 2002, Jazz Semiconductor’s business was Conexant’s Newport Beach, California semiconductor fabrication operations. Jazz Semiconductor’s business was formed upon Conexant’s contribution of those fabrication operations to its wholly-owned subsidiary, Newport Fab, LLC and Conexant’s contribution of Newport Fab, LLC to Jazz Semiconductor, together with a cash investment in Jazz Semiconductor by affiliates of The Carlyle Group. Conexant and affiliates of The Carlyle Group continued to be the largest stockholders of Jazz Semiconductor until its acquisition in February 2007. Substantially all of Jazz Semiconductor’s business operation was conducted by its wholly-owned subsidiary, Newport Fab, LLC. Since its formation in early 2002, Jazz Semiconductor has transitioned its business from a captive manufacturing facility within Conexant to an independent semiconductor foundry.

The accompanying unaudited condensed consolidated statements of operations reflect the operating results of the acquired Jazz Semiconductor following the date of acquisition.  However, in the results of operations section below we have also presented pro forma unaudited revenues, cost of revenues, gross margins and operating expenses assuming the acquisition of Jazz Semiconductor had occurred on January 1, 2007. We present the pro forma information in order to provide a more meaningful comparison of our operating results with prior periods.

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

We provide for sales returns and allowances relating to specific yield or quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of an event necessitating an allowance.  Actual allowances given have been within management’s expectations.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience, industry norms and specific customer collection issues that we have identified.  While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past.  Our accounts receivable are concentrated among a relatively small number of customers.  Should there be a significant change in the liquidity or financial position of any one customer, resulting in an impairment of its ability to make payments, we may be required to increase the allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

We conducted our impairment review as of March 28, 2008, due to the recent decline in our stock price. We used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts we use to conduct our business. As a result of this analysis, no assets were considered to be impaired and we have not recognized any impairment loss for any long-lived or intangible asset as of March, 28, 2008.

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

We account for income taxes under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). SFAS No. 109 requires that we recognize in our consolidated financial statements:

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

Stock Based Compensation

We record equity compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes model meets the requirements of SFAS No. 123R and SAB No. 107, “Share-Based Payment” (“SAB No. 107”), the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements, and limited transferability. We estimate stock price volatility based on historical volatility of its own stock price and its peers. We recognize compensation expense using the straight-line amortization method for stock-based compensation awards with graded vesting.

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the three months ended March 28, 2008 are as follows:

Expected life in years	6
Expected price volatility	43.90 – 45.10%
Risk-free interest rate	2.47 – 3.15%
Dividend yield	0.00%

RESULTS OF OPERATIONS

For the three months ended March 28, 2008, we had a net loss of $4.0 million compared to a net loss of $11.7 million for the corresponding period in 2007. The results for the three months ended March 30, 2007 include the results of operations for Jazz Semiconductor only from February 17, 2007 through March 30, 2007. Our primary source of income prior to the consummation of our initial business combination with Jazz Semiconductor on February 16, 2007, was interest earned on the funds held in our trust account.

Pro Forma Financial Information

The acquisition of Jazz is our first business combination and accordingly, we do not think a comparison of the results of operations and cash flows for the three months ended March 28, 2008 versus the corresponding periods in 2007 is very beneficial to our investors.  In order to assist investors in better understanding the changes in our business between the three months ended March 28, 2008 and March 30, 2007, we are presenting in the discussion below pro forma results for us and Jazz Semiconductor for the three months ended March 30, 2007, as if the acquisition of Jazz Semiconductor occurred on January 1, 2007. We derived the pro forma results from (i) the unaudited condensed consolidated financial statements of Jazz Semiconductor for the period from December 30, 2006 to February 16, 2007 (the date of the Jazz acquisition) and our unaudited condensed consolidated financial statements for the three months ended March 30, 2007.

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the date noted, or the future financial position or operating results of us or Jazz Semiconductor.  The pro forma results exclude the write-off of in-process research and development that was expensed during the three months ended March 30, 2007.  The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the 8% Convertible Senior Notes due 2011 (the “Convertible Senior Notes”) issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting.

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. We performed a valuation of all the assets and liabilities in accordance with SFAS No. 141. The depreciation and amortization expense adjustments reflected in the pro forma results of operations are based on the final valuation of Jazz Semiconductor’s tangible and intangible assets described in Note 3 to our unaudited condensed consolidated financial statements.

	Statements of Operations (in thousands, except per share amounts)
	Three Months Ended
	March 28, 2008	March 30, 2007
	(actual, unaudited)	(pro forma, unaudited)
Net revenues	$50,830	$48,096
Cost of revenues	43,385	51,630
Gross profit	7,445	(3,534)
Operating expenses:
Research and development	3,910	4,979
Selling, general and administrative	4,964	10,239
Amortization of intangible assets	346	541
Total operating expenses	9,220	15,759
Loss from operations	(1,775)	(19,293)
Net interest expense	3,169	1,370
Other (income) expenses	(900)	113
Net loss	$(4,044)	$(20,776)
Pro forma net loss per share — basic and diluted	$(0.22)	$(0.69)

Comparison of Three Months Ended March 28, 2008 and March 30, 2007

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

The following table presents net revenues for the three months ended March 28, 2008 and March 30, 2007:

	Net Revenues (in thousands, except percentages)
	Three Months Ended March 28, 2008 (actual, unaudited)		Three Months Ended March 30, 2007 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Specialty Process Revenues	$39,184	77.1	$38,458	80.0	$726	1.9
Standard Process Revenues	11,646	22.9	9,638	20.0	2,008	20.8
Net Revenues	$50,830	100.0	$48,096	100.0	$2,734	5.7

Our net revenues increased by $2.7 million or 5.7% to $50.8 million for the three months ended March 28, 2008 compared to $48.1 million of pro forma revenues for the corresponding period in 2007.  This increase is the result of a $0.7 million or 1.9% increase in specialty process net revenues to $39.2 million for the three months ended March 28, 2008 from $38.5 million of pro forma specialty process revenues for the corresponding period in 2007 and a $2.0 million or 20.8% increase in standard process net revenues to $11.6 million for the three months ended March 28, 2008, from $9.6 million of pro forma standard process revenues for the corresponding period in 2007.

The increase in standard process revenues, and the change in revenue mix, can be attributed in large part to the increase in orders from a single large customer, whose purchases of our products have predominantly been standard process wafers.  Although revenues from our standard process technologies increased this quarter due to the overall semiconductor industry cycle, it has generally declined and we believe this is attributable to some of our customers transitioning new standard process designs to foundries that focus on high volume and commodity oriented technologies and pricing, demand for standard process technology from other new customers helped offset this decline.

The marginal increase in specialty process revenues can be mainly attributed in part to stronger demand from some of our larger customers and in part to changes in our customer mix for three months ended March 28, 2008 compared to the corresponding period in 2007.

Once the market strengthens, we believe we will see standard process and specialty process revenues stabilize or grow moderately quarter over quarter. However, the semiconductor market is cyclical, and we do not know when the market will begin to improve.

The change in revenues mix of 77% specialty process revenues and 23% standard process revenues for the three months ended March 28, 2008 compared to 80% and 20%, respectively, for the corresponding period in 2007, was largely the result of an increase in standard process revenues primarily attributable to a single customer. While we intend to continue to offer full service solutions to our customer base, we believe our competitive advantage is to focus on specialty process revenues.

Cost of Revenues

Cost of revenues consists primarily of purchased manufactured materials, labor, manufacturing-related overheads and engineering services.  Purchased manufactured materials consists primarily of purchase price of raw wafers and shipping costs incurred.  Cost of revenues also includes the purchase of photomasks, provision for test services and the cost of defective inventory caused by fab and manufacturing yields as incurred.  We review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary.  Royalty expenses incurred in connection with certain of our process technologies, and depreciation and amortization expense on assets used in the manufacturing process are also included within the cost of revenues.

The following table presents cost of revenues for the three months ended March 28, 2008 and March 30, 2007:

	Cost of Revenues (in thousands, except percentages)
	Three Months Ended March 28, 2008 (actual, unaudited)		Three Months Ended March 30, 2007 (pro forma, unaudited)
		% of Net		% of Pro Forma	Increase	%
	Amount	Revenues	Amount	Net Revenues	(Decrease)	Change
Cost of revenues (not including depreciation & amortization of intangible assets)	$34,893	68.7	$42,574	88.5	$(7,681)	(18.0)
Cost of revenues — depreciation & amortization of intangible assets	8,492	16.7	9,056	18.8	(564)	(6.2)
Total cost of revenues	$43,385	85.4	$51,630	107.3	$(8,245)	(16.0)

Our cost of revenues decreased by $8.2 million or 16.0% to $43.4 million for the three months ended March 28, 2008, compared to $51.6 million of pro forma cost of revenues for the corresponding period in 2007. Cost of revenues as a percentage of revenues decreased to 85.4% for the three months ended March 28, 2008 compared to 107.3% (on a pro forma basis) for the corresponding period in 2007.

The decrease was mainly due to higher fabrication capacity utilization and to a lesser extent due to management’s continued cost-cutting efforts since 2007 resulting in lower labor and overhead costs during the three months ended March 28, 2008 as compared to the corresponding period in 2007. The higher fabrication capacity utilization resulted in a lower allocation of fixed production costs per unit to inventory resulting in decreased cost per unit sold and correspondingly, decreased cost of revenues during the three months ended March 28, 2008 compared to the corresponding period in 2007.

The amortization of acquired technology and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007.

Gross Profit

The following table presents gross profit for the three months ended March 28, 2008 and March 30, 2007:

	Gross Profit (in thousands, except percentages)
	Three Months Ended March 28, 2008 (actual, unaudited)		Three Months Ended March 30, 2007 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change
Gross profit	$7,445	14.6	$(3,534)	(7.3)	$10,979	(310.7)

Our gross profit for the three months ended March 28, 2008, was $7.4 million or 14.6% of net revenues compared to negative pro forma gross profit of $3.5 million of pro forma revenues for the corresponding period in 2007.  The increase in gross profit of $11.0 million during the three months ended March 28, 2008 is primarily attributed to the increase in revenues, lower labor and overhead costs and decreased cost per unit sold due to higher fabrication capacity utilization.

Operating Expenses

Operating expenses decreased to $9.2 million for the three months ended March 28, 2008, compared to $10.6 million for the corresponding period in 2007.  The decrease in expenses is mainly attributed to the Jazz Semiconductor acquisition expenses incurred in 2007.

The following table presents operating expenses for the three months ended March 28, 2008 and March 30, 2007:

	Operating Expense (in thousands, except percentages)
	Three Months Ended March 28, 2008 (actual, unaudited)		Three Months Ended March 30, 2007 (pro forma, unaudited)
		% of Net		% of Pro Forma	Increase	%
	Amount	Revenues	Amount	Net Revenues	(Decrease)	Change
Research and development	$3,910	7.7	$4,979	10.4	$(1,069)	(21.5)
Selling, general and administrative	4,964	9.7	10,239	21.3	(5,275)	(51.5)
Amortization of intangible assets	346	0.7	541	1.1	(195)	(36.0)
Total operating expenses	$9,220	18.1	$15,759	32.8	$(6,539)	(41.5)

Our operating expenses decreased by $6.5 million or 41.5% to $9.2 million for the three months ended March 28, 2008, compared to $15.7 million of pro forma operating expenses for the corresponding period in 2007.  The expense decrease is mainly attributed to lower selling, general and administrative expenses for the three months ended March 28, 2008, primarily as a result of Jazz Semiconductor acquisition related general and administrative costs incurred during the corresponding period in 2007 and management’s continued efforts to reduce operating expenses since 2007.

Research & Development Expenses.  Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes.  Our research and development expenses decreased by $1.1 million or 21.5% to $3.9 million for the three months ended March 28, 2008, compared to $5.0 million of pro forma research and development expenses for the corresponding period in 2007.  The decrease in expenses of $1.1 million is mainly attributed to:

•                  $0.5 million due to lower photomask and other costs associated with less engineering activity;

•                  $0.4 million due to lower labor and benefits costs realized from the reduction in work force implemented in the first quarter of 2007;

•                  $0.2 million due to lower spending and changes in allocation of other expenses

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, which includes the human resources, executive, finance, information technology and legal departments. These expenses also include fees for professional services, legal services and other administrative expenses associated with being a publicly traded company. Our selling, general and administrative expenses decreased by $5.2 million or 51.5% to $5.0 million for the three months ended March 28, 2008, compared to $10.2 million of pro forma selling, general and administrative expenses for the corresponding period in 2007.  The decrease in expenses of $5.2 million is mainly attributed to:

•                  $3.0 million in acquisition-related expenses incurred by Jazz Semiconductor during the first quarter of 2007 prior to the acquisition;

•                  $2.0 million in costs associated with the reduction in personnel and the departure of the former chief executive officer of Jazz Semiconductor during the first quarter of 2007;

•                  $0.5 million from reduction in business travel, bad debt and depreciation expenses; offset by,

•                  $0.2 million increase in stock compensation expenses

Amortization of Intangible Assets.  Amortization of intangible assets of $0.2 million reflects the change in pre-acquisition amortization expenses.

Interest and Other (Expense) Income, Net

The following table presents interest and other income for the three months ended March 28, 2008 and March 30, 2007:

	Interest and Other Income (Expense), Net (in thousands, except percentages)
	Three Months Ended March 28, 2008		Three Months Ended March 30, 2007
		% of Net		% of Pro Forma	Increase	%
	Amount	Revenues	Amount	Net Revenues	(Decrease)	Change
Interest income	$37	0.0	$2,130	4.4	$(2,093)	(98.3)
Interest expense	(3,206)	(6.3)	(3,715)	(7.7)	509	(13.7)
Interest (expense) income, net	(3,169)	(6.3)	(1,585)	(3.3)	(1,584)	100.0
Other income (expense), net	900	1.8	(108)	(0.2)	1,008	(933.3)
Interest and other (expense) income, net	$(2,269)	(4.5)	$(1,693)	(3.5)	$(576)	34.0

Interest and other income for the three months ended March 28, 2008 represents $0.8 million of net gain realized from the purchase of $5.0 million in principal amount of our Convertible Senior Notes at a discount and $0.1 million of interest and other non-operating income.  Interest expense for the three months ended March 28, 2008 mainly represents interest on our Convertible Senior Notes. Interest and other income for the three months ended March 30, 2007 mainly represents interest earned on the net proceeds of our initial public offering and the private placement of our Convertible Senior Notes for the period from January 1, 2007 until the consummation of our acquisition in February 2007. Interest expense for the three months ended March 30, 2007 mainly represents interest on our Convertible Senior Notes.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 28, 2008, we had cash and cash equivalents of $9.2 million. Additionally, as of March 28, 2008, we had borrowed $10.0 million under our line of credit with Wachovia and had $34.0 million of additional availability under this credit line. As of December 28, 2007, we had cash and cash equivalents of $10.6 million. Additionally, as of December 28, 2007, we had borrowed $8.0 million under our line of credit with Wachovia and had $37.1 million of availability under this credit line.

Net cash provided by operating activities was $2.4 million during the first three months of 2008. The primary categories of operating activities for the three months ended March 28, 2008 include our net loss of $4.0 million, non-cash operating expenses of $9.2 million and the net use of funds from the changes in operating assets and liabilities of $2.8 million. Net cash used by operating activities was $13.6 million for the corresponding period in 2007. The primary categories of operating activities for the corresponding period in 2007 include our net loss of $11.7 million, non-cash operating expenses of $9.3 million and the net use of funds from the changes in operating assets and liabilities of $11.2 million.

Net cash used by investing activities was $1.6 million for the first three months of 2008 and primarily represents capital purchases of equipment. Net cash provided by investing activities was $113.6 million for the corresponding period in 2007 and primarily represented the funds used for the acquisition of Jazz Semiconductor and the purchase of property and equipment, net of proceeds from the sale of short term securities and funds released from the trust and escrow account. On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor for a preliminary net purchase price of $236.3 million in cash, net of $26.1 million of cash that was acquired.

Net cash used by financing activities was $2.2 million for the first three months of 2008 and represents $2.0 million of additional net borrowings from our line of credit, $4.1 million paid to purchase $5.0 million in principal amount of Convertible Senior Notes, and $0.1 million payment of fees associated with the line of credit and debt offering. Net cash used by financing activities was $68.1 million for the corresponding period in 2007 and represents $33.2 million of payments to common stockholders who elected to convert their shares into cash, $25.0 million of funds used to repurchase common stock and warrants during the first quarter of 2007, and the payment of $10.0 million in fees associated with the acquisition and debt financings.

On January 11, 2007, we announced that our Board of Directors authorized a stock and warrant repurchase program under which we may purchase up to $50 million of our common stock and warrants through July 15, 2007. On July 18, 2007, this program was extended until October 15, 2007. On November 2, 2007, we announced that the amount had been increased to $52 million and the stock and warrant repurchase program had been further extended to January 15, 2008, on which date it expired. As of December 28, 2007, we had repurchased securities worth $50.3 million under this program. There were no repurchases made during the first three months of 2008 or subsequently to the date of this report.

As of March 28, 2008 and March 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe, based on our current plans and current levels of operations, that our cash from operations, together with cash and cash equivalents, and available line of credit, will be sufficient to fund our operations for at least the next 12 months. Poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we would expect. We would expect to raise funds for these purposes through debt or equity transactions as appropriate. There can be no assurances that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then current stockholders.

Lease of Facilities

We lease our headquarters and Newport Beach, California fabrication and probing facilities from Conexant Systems, Inc. under non-cancelable operating leases through March 2017. We have the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. Our rental payments under these leases consist solely of our pro rata share of the expenses incurred by Conexant in the ownership of these buildings and applicable adjustments for increases in the consumer price index. We have estimated future minimum costs under these leases based on actual costs incurred during 2007. We are not permitted to sublease space that is subject to these leases without Conexant’s prior approval.

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

During the first three months of 2008, we purchased on the open market $5.0 million in principal amount of our Convertible Senior Notes for a total purchase price of $4.1 million. The Convertible Senior Notes were purchased at a discount to their face value, including prepayment of interest. As of March 28, 2008, $128.2 million in principal amount of Convertible Senior Notes remained outstanding.

Wachovia Line of Credit

On February 28, 2007, we entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz and Newport Fab, LLC, as borrowers, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million, including up to $5 million for letters of credit. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is February 28, 2010, unless earlier terminated. Loans under the facility will bear interest at a floating rate equal to, at borrowers’ option, either the lender’s prime rate plus 0.75% or the adjusted Eurodollar rate (as defined in the loan agreement) plus 2.75% per annum.  The facility is secured by all of the assets of the company and the borrowers. Borrowing availability under the facility as of March 28, 2008 was $34.0 million. As of March 28, 2008, we had short-term borrowings of $10.0 million outstanding and $1.6 million in letters of credit committed under the facility.

The loan agreement contains customary affirmative and negative covenants and other restrictions. If the sum of excess availability plus qualified cash is at any time during any fiscal quarter less than $10.0 million, the borrowers will be subject to a minimum consolidated EBITDA financial covenant, such that we and our subsidiaries (other than any excluded subsidiaries) shall be required to earn, on a consolidated basis, consolidated EBITDA (as defined in the loan agreement) of not less than the applicable amounts set forth in the loan agreement.

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

Acquisition Contingent Payments

As part of the acquisition of Jazz Semiconductor, we acquired a 10% interest in HHNEC (Shanghai Hau Hong NEC Electronics Company, Ltd.). The investment is carried at $19.3 million which is the fair value based upon the application of the purchase method of accounting. We are obligated to pay additional amounts to former stockholders of Jazz Semiconductor if we realize proceeds in excess of $10 million from a liquidity event during the three year period following the completion of the acquisition of Jazz Semiconductor. In that event, we will pay the former Jazz Semiconductor stockholders an amount equal to 50% of the proceeds over $10 million.

Royalty Obligations

We have agreed to pay to Conexant Systems, Inc. a percentage of our gross revenues derived from the sale of SiGe products to parties other than Conexant and its spun-off entities through March 2012. Under our technology license agreement with Polar Semiconductor, Inc., or PolarFab, we have also agreed to pay PolarFab certain royalty payments based on a decreasing percentage of revenues from sales of devices manufactured for PolarFab’s former customers. We also have an agreement with ARM Holdings plc to pay them royalties for using their intellectual property library to manufacture our customer’s products.

Leases

We also have commitments consisting of software leases and facility and equipment licensing arrangements.

Future minimum payments under non-cancelable operating leases as of March 28, 2008 are as follows:

	Payment Obligations by Year
	Remainder of 2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Operating leases	$1,997	$2,468	$2,300	$2,300	$11,959	$21,024

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

PART II — OTHER INFORMATION

Item 6.                    Exhibits.

Number	Description
10.38

Second Amendment to Amended and Restated Loan and Security Agreement dated as of January 28, 2008 among Jazz Semiconductor, Inc, Newport fab, LLC (d/b/a Jazz Semiconductor Operating company), Jazz Technologies, Inc. and Wachovia Capital Finance Corporation (Western), in its capacity as agents for various lenders. Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.

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

Date: May 8, 2008	JAZZ TECHNOLOGIES, INC.

	By:	/s/ GILBERT F. AMELIO
Gilbert F. Amelio Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ PAUL A. PITTMAN
Paul A. Pittman Executive Vice President and, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.