Form 10-Q
period 2008-06-27
Jazz Technologies, Inc.
filed 2008-08-11
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

As of August 4, 2008, 19,031,276 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

JAZZ TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 27, 2008	December 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$9,796	$10,612
Receivables, net of allowance for doubtful accounts of $609 and $793 at June 27, 2008 and December 28, 2007, respectively	25,690	33,308
Inventories	9,325	12,190
Deferred tax asset	2,015	2,015
Prepaid expenses and other current assets	2,034	2,379
Total current assets	48,860	60,504
Property, plant and equipment, net	113,760	127,488
Investments	19,300	19,300
Intangible assets, net	51,176	53,631
Other assets	4,212	4,975
Total assets	$237,308	$265,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,310	$19,502
Short-term borrowings	9,000	8,000
Accrued compensation and benefits	5,147	5,886
Deferred revenues	3,845	5,347
Accrued interest	5,216	5,428
Other current liabilities	7,772	13,815
Total current liabilities	42,290	57,978
Long term liabilities:
Convertible senior notes	128,200	133,200
Deferred tax liability	3,350	3,427
Accrued pension, retirement medical plan obligations and other long-term liabilities	19,304	19,015
Total liabilities	193,144	213,620

Stockholders’ equity
Common stock	2	2
Additional paid-in capital	80,375	79,882
Other comprehensive income	974	965
Accumulated deficit	(37,187)	(28,571)
Total stockholders’ equity	44,164	52,278
Total liabilities and stockholders’ equity	$237,308	$265,898

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Net revenues	$47,516	$52,360	$98,346	$74,883
Cost of revenues	41,052	52,955	84,437	74,896
Gross profit (loss)	6,464	(595)	13,909	(13)
Operating expenses:
Research and development	2,931	3,734	6,841	5,724
Selling, general and administrative	5,395	4,533	10,359	9,137
Amortization of intangible assets	346	378	692	553
Write off of in-process research and development	—		—	3,800
Total operating expenses	8,672	8,645	17,892	19,214

Loss from operations	(2,208)	(9,240)	(3,983)	(19,227)
Interest and other expense, net	(2,381)	(3,294)	(4,665)	(4,880)
Net loss before income taxes	(4,589)	(12,534)	(8,648)	(24,107)
Income tax benefit (provision)	17	(151)	32	(259)
Net loss	$(4,572)	$(12,685)	$(8,616)	$(24,366)
Net loss per share (basic and diluted)	$(0.24)	$(0.53)	$(0.45)	$(0.90)
Weighted average shares (basic and diluted)	19,031	23,869	19,007	27,005

The amounts included in the three and six months ended June 29, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

				Other		Total
	Common Stock		Additional	comprehensive	Accumulated	stockholders’
	Shares	Amount	paid-in capital	income	deficit	equity
Balance at December 28, 2007	19,031	$2	$79,882	$965	$(28,571)	$52,278
Restricted stock compensation expense	—	—	60	—	—	60
Stock options compensation expense	—	—	433	—	—	433
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	9	—	9
Net loss	—	—	—	—	(8,616)	(8,616)
Total comprehensive loss						(8,607)
Balance at June 27, 2008	19,031	$2	$80,375	$974	$(37,187)	$44,164

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	June 27, 2008	June 29, 2007
Operating activities:
Net loss	$(8,616)	$(24,366)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Depreciation	16,428	11,996
Amortization of deferred financing costs	694	791
Provision for doubtful accounts	(184)	63
(Gain)/loss on disposal of equipment	(218)	2
Net gain on purchase of convertible senior notes	(777)	—
Amortization of purchased intangible assets	2,455	2,986
Write-off of in-process research and development	—	3,800
Stock compensation expense	493	248
Changes in operating assets and liabilities, net of effects from acquisition of Jazz Semiconductor, Inc.:
Receivables	7,802	(7,910)
Inventories	2,865	7,479
Prepaid expenses and other current assets	354	1,923
Restricted cash	—	2,681
Deferred tax assets	—	575
Accounts payable	(8,484)	(10,368)
Accrued compensation and other benefits	(739)	(46)
Deferred revenue	(1,502)	(4,562)
Accrued interest on convertible notes	(212)	6,633
Other current liabilities	(6,043)	(8,131)
Pension and retiree medical benefits	491	—
Deferred tax liability	(77)	(575)
Other long-term liabilities	(203)	3,944
Net cash provided by (used in) operating activities	4,528	(12,837)
Investing activities:
Jazz Semiconductor, Inc. purchase price, net of cash acquired	—	(236,303)
Purchases of property and equipment	(3,418)	(2,278)
Net proceeds from sale of equipment	1,165	—
Net proceeds from sale of short-term investments	—	14,445
Release of funds from trust and escrow accounts	—	334,465
Net cash (used in) provided by investing activities	(2,253)	110,329
Financing activities:
Redemption of founder’s common stock	—	(9)
Conversion of common stock in connection with acquisition	—	(33,159)
Repurchase of common stock	—	(14,363)
Repurchase of warrants	—	(14,877)
Repurchase of units	—	(2,180)
Repurchase of unit purchase options	—	(735)
Payment for purchase of convertible senior notes	(4,100)	—
Net borrowings from line of credit	1,000	—
Payment of debt and acquisition-related liabilities	(61)	(10,120)
Net cash used in financing activities	(3,161)	(75,443)
Effect of foreign currency on cash	70	(23)
Net (decrease) increase in cash and cash equivalents	(816)	22,026
Cash and cash equivalents at beginning of period	10,612	633
Cash and cash equivalents at end of period	$9,796	$22,659

See accompanying notes.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2008

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 27, 2008 and December 28, 2007, and the consolidated results of its operations and cash flows for the three and six months ended June 27, 2008 and June 29, 2007.

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

Revenue Recognition

The Company’s net revenues are generated principally from sales of semiconductor wafers. The Company derives the remaining balance of its net revenues from the resale of photomasks and other engineering services. The majority of the Company’s sales occur through the efforts of its direct sales force.

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

The Company conducted an impairment review as of June 27, 2008, due to the proposed merger offer and recent decline in the stock price. The Company used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of its intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the

Company uses to conduct its business. As a result of this analysis, no assets were considered to be impaired and the Company has not recognized any impairment loss for any long-lived or intangible asset as of June 27, 2008.

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

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the three months ended June 27, 2008 are as follows:

Expected life in years	6
Expected price volatility	48.50% — 65.70%
Risk-free interest rate	2.88% — 3.84%
Dividend yield	0.00%

Net Loss Per Share

Net loss per share (basic) is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  Net loss per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents). Since the Company reported a net loss for the three and six months ended June 27, 2008 and June 29, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of June 27, 2008 and December 28, 2007 consists of the following customers:

	June 27, 2008	December 28, 2007
Skyworks	13.8%	15.1%
Conexant	11.8%	21.9%
R F Micro Devices	13.4%	26.9%
Entropic	13.7%	—

Net revenues from significant customers representing 10% or more of net revenues for the three and six months ended June 27, 2008 and June 29, 2007 is provided by customers as follows:

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Skyworks	14.1%	23.0%	13.5%	26.3%
Conexant	10.0%	14.6%	12.2%	11.6%
R F Micro Devices	14.7%	—	17.1%	—
Entropic	11.5%	—	—	—
Toshiba	—	17.5%	—	15.4%

As a result of the Company’s concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to these customers or a change in their financial position could materially and adversely affect the Company’s consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with respect to financial assets. With respect to non-financial assets, this Statement is effective for the first fiscal year beginning after November 15, 2008. The adoption of SFAS No. 159 did not have any significant impact on the consolidated results of operations or financial position of the Company.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 with respect to financial assets. With respect to non-financial assets, this Statement is effective for the first fiscal year beginning after November 15, 2008. The adoption of SFAS No. 157 did not have any significant impact on the consolidated results of operations or financial position of the Company.

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

Adjusted Purchase Price Allocation

The total adjusted purchase price of $253.1 million, including the Company’s transaction costs of approximately $4.1 million, and net of the reduction of $9.3 million in purchase price, has been allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair market values as of February 16, 2007, as follows (in thousands):

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

The fair values set forth above are based on a final valuation of Jazz Semiconductor’s tangible and intangible assets and liabilities performed by the Company in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).

Inventories

Inventories consist of the following at June 27, 2008 and December 28, 2007 (in thousands):

	June 27, 2008	December 28, 2007
Raw material	$737	$473
Work in process	6,903	10,866
Finished goods	1,686	851
	$9,325	$12,190

Property, Plant and Equipment

Property, plant and equipment consist of the following at June 27, 2008 and December 28, 2007 (in thousands):

	Useful life (In years)	June 27, 2008	December 28, 2007
Building improvements	7-12	$42,927	$42,916
Machinery and equipment	4-6	106,222	106,338
Furniture and equipment	3-5	1,927	1,829
Computer software	3	2,138	2,124
Construction in progress	—	4,590	2,206
		157,804	155,413
Accumulated depreciation		(44,044)	(27,925)
		$113,760	$127,488

Investment

In connection with the acquisition of Jazz Semiconductor, the Company acquired an investment in HHNEC. As of June 27, 2008, the investment represented a minority interest of approximately 10% in HHNEC. In accordance with the purchase method of accounting, this investment was recorded at fair value on the date of acquisition.

Intangible Assets

Intangible assets consist of the following at June 27, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Existing technology	7	$1,078	$(210)	$868
Patents and other core technology rights	7	11,185	(2,182)	9,003
In-process research and development	—	5,100	(5,100)	—
Customer relationships	7	4,758	(928)	3,830
Customer backlog	<1	2,630	(2,630)	—
Trade name	7	4,683	(913)	3,770
Facilities lease	20	36,175	(2,470)	33,705
Total identifiable intangible assets		$65,609	$(14,433)	$51,176

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
Remainder of 2008	$1,762	$693	$2,455
2009	3,524	1,385	4,909
2010	3,525	1,385	4,910
2011	3,524	1,385	4,909
2012	3,525	1,385	4,910
Thereafter	27,042	2,041	29,083
Total expected future amortization expense	$42,903	$8,273	$51,176

Pro Forma Results of Operations

The following unaudited information for the six months ended June 29, 2007 assumes the acquisition of Jazz Semiconductor occurred on January 1, 2007, (in thousands):

Pro Forma Results of Operations
(in thousands, except per share amounts)
Six months ended June 29, 2007

Net revenues	$100,457
Net loss	$(33,460)
Pro forma net loss per share – basic and diluted	$(1.24)

The accompanying unaudited condensed consolidated statements of operations only reflect the operating results of Jazz Semiconductor following the date of acquisition and do not reflect its operating results prior to the acquisition. The Company derived the pro forma information from the unaudited condensed consolidated financial statements of the Company for the six months ended June 29, 2007 and of Jazz Semiconductor for the period from January 1, 2007 to February 16, 2007 (the date of the acquisition). The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the date noted, or the future financial position or operating results of the Company or Jazz Semiconductor. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the Convertible Senior Notes issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above. The pro forma information excludes the write-off of in-process research and development that was expensed during the six months ended June 29, 2007.

4.     LOAN AND SECURITY AGREEMENT

Borrowing availability under the facility as of June 27, 2008, was $30.0 million. As of June 27, 2008, the Company had short-term borrowings of $9.0 million outstanding and $1.9 million of the facility supporting outstanding letters of credits.

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

At December 28, 2007, the Company had unrecognized tax benefits of $1.0 million, of which $0.6 million were tax benefits that, if recognized at a time when the valuation allowance no longer exists, would affect the Company’s effective tax rate. The remaining $0.4 million, if recognized, would reduce the non-current intangible assets. The Company’s unrecognized tax benefits increased by $0.5 million to $1.5 million during the three months ended June 27, 2008 of which, $1.2 million were tax benefits that if recognized at a time when the valuation allowance no longer exists, would affect the Company’s effective tax rate. The Company does not expect any significant decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

6.              CONVERTIBLE SENIOR NOTES

During the first quarter of 2008, the Company purchased $5.0 million in principal amount of its Convertible Senior Notes at a price of $4.1 million, including $4,444 for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price was 82.0% of the principal amount of such notes and resulted in a net gain of $0.8 million, which is included as part of interest and other (expense) income in the statement of operations. The gain of $0.8 million is net of the write-off of prorated deferred loan costs of $0.1 million. The Company did not purchase any Convertible Senior Notes during the second quarter. As of June 27, 2008, $128.2 million in principal amount of Convertible Senior Notes remains outstanding.

The Company’s obligations under the Convertible Senior Notes are guaranteed by the Company’s domestic subsidiaries. The Company has not provided condensed consolidating financial information because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the amended and restated loan and security agreement with Wachovia Capital Markets, LLC and Wachovia Capital Finance Corporation (Western), there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

7.              PENSION PLANS

The pension and other post retirement benefit plans expenses for the three and six months ended June 27, 2008 were $0.6 million and $1.2 million, respectively. The amounts for the pension and other post retirement benefit plans expense for the corresponding periods in 2007 were $0.5 million and $0.8 million, respectively.

8.              STOCKHOLDERS’ EQUITY

Common Stock

The number of outstanding shares of common stock at June 27, 2008 was 19,031,276.

Warrants

The number of outstanding warrants at June 27, 2008 was 33,033,013.

Stock Options

During the three and six months ended June 27, 2008, the Company awarded non-statutory stock options to purchase 2,272 shares and 604,083 shares of common stock that vest over a three-year period from the date of grant. The stock option grants vest ratably over the next twelve quarters. The exercise prices of the options awarded range from $0.56 - $1.22 per share. The Company recorded $221,363 and $432,802 of compensation expense for the three and six months ended June 27, 2008 relating to the issuance of non-qualified stock options to employees. The Company recorded $83,820 of compensation expense for stock options granted during each of the corresponding periods in 2007.

9.                                      PROPOSED MERGER

On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization with Tower Semiconductor Ltd., an Israeli company (“Tower”), and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Tower.

The merger is subject to obtaining approval of the Company’s stockholders and the satisfaction of certain other conditions. If the merger is completed, each share of the Company’s common stock not held by Tower, Merger Sub or the Company will automatically be converted into and represent the right to receive 1.8 ordinary shares of Tower. Cash will be paid in lieu of fractional shares.

Under the merger agreement, Tower will assume all outstanding warrants to purchase the shares of the Company’s common stock that are outstanding immediately prior to the effective time of the merger, and these warrants will become exercisable for Tower ordinary shares. Each such warrant to purchase shares of the Company’s common stock will become a warrant to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the existing price of $5.00 divided by the exchange ratio of 1.8. Fractional ordinary shares of Tower will be rounded up to the nearest whole number.

Following the effective time of the merger, each holder of the Convertible Senior Notes will have the right to convert such holder’s note into Tower ordinary shares. Each $1,000 in original principal amount of Convertible Senior Notes will be convertible into 245.57 Tower ordinary shares, representing an implied conversion price of approximately $4.07 per Tower ordinary share.

Under the merger agreement, Tower will assume all options to purchase shares of the Company’s common stock that are outstanding immediately prior to the effective time of the merger, whether vested or unvested, and these options will become exercisable for Tower ordinary shares. Each option to purchase shares of the Company’s common stock outstanding at the effective time of the merger will become an option to purchase a number of Tower ordinary shares equal to 1.8 multiplied by the number of shares of the Company’s common stock that such option was exercisable for prior to the effective time, rounded down to the nearest whole number of Tower ordinary shares, and the per share exercise price of each option will equal the exercise price of such option divided by 1.8, rounded up to the nearest cent.

The merger will constitute a change in control for purposes of the change in control severance agreements between the Company and each of Dr. Amelio and Messrs. Pittman and Grogan.  Under his change of control severance agreement, Dr. Amelio will receive 2.99 times his annual base salary plus his target bonus, a total of $1,794,000, and 18 months of continued COBRA coverage at an approximate cost of $14,000, if a change of control occurs and he is terminated without cause or he terminates his employment for good reason within one year of the change in control. Similarly, Mr. Pittman will receive twice his annual base salary plus target bonus, a total of $900,000, if a change of control occurs and he is terminated without cause or he terminates his employment for good reason within one year of the change of control.  Mr. Grogan will receive twice his annual base salary plus target bonus, a total of $700,000, and 18 months of continued COBRA coverage at an approximate cost of $12,500, if a change of control occurs and he is terminated without cause or he terminates his employment for good reason within one year of the change in control. In addition, if Dr. Amelio and Messrs. Pittman and Grogan are terminated without cause or they terminate their employment for good reason within one year of a change in control, all stock options grants or similar equity arrangements that are otherwise subject to vesting over a period of 48 months following the termination will immediately accelerate and vest. Pursuant to the merger agreement, Tower has agreed to cause the surviving corporation of the merger to assume the obligations under the change of control severance agreements to which the Company is a party. The directors and officers of the Company following the merger will be determined prior to the effective time of the merger.

As of June 27, 2008, the Company had incurred approximately $1.5 million in merger costs, which are included as part of selling, general & administrative expenses in the statements of operations. It is anticipated that the Merger will be consummated in the third quarter of 2008; until then both companies will continue to operate independently.

10.                               FAIR VALUE MEASUREMENTS

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

The Company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value As of	Fair Value Measurement at June 27, 2008 (Using Fair Value Hierarchy)
	June 27, 2008	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$9,796	$9,796	$—	$—
Investments	19,300	—	—	19,300
Financial Liabilities:
Convertible Senior Notes	$89,099	$—	$89,099	$—

The Company holds an equity investment in HHNEC, a non-public entity. This investment represents a minority interest of approximately 10% recorded at fair value on the date of acquisition of Jazz Semiconductor.

The Convertible Senior Notes fair value is based on a price quoted in a thinly traded market for these Notes during the second quarter of 2008.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Report Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•                  the timing or potential benefits of the proposed merger with Tower Semiconductor Ltd.;

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

Merger with Tower Semiconductor, Ltd

On May 19, 2008, we entered into an Agreement and Plan of Merger and Reorganization with Tower Semiconductor Ltd., an Israeli company (“Tower”), and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub will merge with and into us, with us surviving the merger as a wholly-owned subsidiary of Tower.

The merger is subject to obtaining approval of our stockholders and the satisfaction of certain other conditions. If the merger is completed, each share of our common stock not held by Tower, Merger Sub or us will automatically be converted into and represent the right to receive 1.8 ordinary shares of Tower. Cash will be paid in lieu of fractional shares.

Under the merger agreement, Tower will assume all outstanding warrants to purchase the shares of our common stock that are outstanding immediately prior to the effective time of the merger, and these warrants will become exercisable for Tower ordinary shares. Each such warrant to purchase shares of our common stock will become a warrant to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the existing price of $5.00 divided by the exchange ratio of 1.8. Fractional ordinary shares of Tower will be rounded up to the nearest whole number.

Following the effective time of the merger, each holder of the Convertible Senior Notes will have the right to convert such holder’s note into Tower ordinary shares. Each $1,000 in original principal amount of Convertible Senior Notes will be convertible into 245.57 Tower ordinary shares, representing an implied conversion price of approximately $4.07 per Tower ordinary share.

Under the merger agreement, Tower will assume all options to purchase shares of our common stock that are outstanding immediately prior to the effective time of the merger, whether vested or unvested, and these options will become exercisable for Tower ordinary shares. Each option to purchase shares of our common stock outstanding at the effective time of the merger will become an option to purchase a number of Tower ordinary shares equal to 1.8 multiplied by the number of shares of our common stock that such option was exercisable for prior to the effective time, rounded down to the nearest whole number of Tower ordinary shares, and the per share exercise price of each option will equal the exercise price of such option divided by 1.8, rounded up to the nearest cent.

As of June 27, 2008, we have incurred approximately $1.5 million in merger costs, which are included as part of selling, general & administrative expenses in the statements of operations. It is anticipated that the Merger will be consummated in the third quarter of 2008; until then both companies will continue to operate independently.

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

Revenue Recognition

Our net revenues are generated principally from sales of semiconductor wafers. We derive the remaining balance of our net revenues from the resale of photomasks and other engineering services. The majority of our sales occur through the efforts of our direct sales force.

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

We conducted an impairment review as of June 27, 2008, due to our proposed merger with Tower and the recent decline in our stock price. We used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts we use to conduct our business. As a result of this analysis, no assets were considered to be impaired and we have not recognized any impairment loss for any long-lived or intangible asset as of June 27, 2008.

Accounting for Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”).  We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the three months ended June 27, 2008 are as follows:

Expected life in years	6
Expected price volatility	48.5% - 65.7%
Risk-free interest rate	2.88% - 3.84%
Dividend yield	0.00%

RESULTS OF OPERATIONS

For the three months ended June 27, 2008, we had a net loss of $4.6 million compared to a net loss of $12.7 million for the corresponding period in 2007.

For the six months ended June 27, 2008, we had a net loss of $8.6 million compared to a net loss of $24.4 million for the corresponding period in 2007. The results for the six months ended June 29, 2007 include the results of operations for Jazz Semiconductor only from February 17, 2007 through June 29, 2007. Our primary source of income prior to the consummation of our initial business combination with Jazz Semiconductor on February 16, 2007, was interest earned on the funds held in our trust account.

Pro Forma Financial Information

The acquisition of Jazz is our first business combination and accordingly, we do not think a comparison of the results of operations and cash flows for the six months ended June 27, 2008 versus the corresponding period in 2007 is very beneficial to our investors. In order to assist investors in better understanding the changes in our business between the six months ended June 27, 2008 and June 29, 2007, we are presenting in the discussion below pro forma results for us and Jazz

Semiconductor for the six months ended June 29, 2007, as if the acquisition of Jazz Semiconductor occurred on January 1, 2007. We derived the pro forma results from (i) the unaudited condensed consolidated financial statements of Jazz Semiconductor for the period from December 30, 2006 to February 16, 2007 (the date of the Jazz acquisition) and our unaudited condensed consolidated financial statements for the six months ended June 29, 2007.

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the date noted, or the future financial position or operating results of us or Jazz Semiconductor. The pro forma results exclude the write-off of in-process research and development that was expensed during the six months ended June 29, 2007. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expenses (relating primarily to interest on the 8% Convertible Senior Notes due 2011 (the “Convertible Senior Notes”) issued in December 2006) and increased depreciation and amortization expense as a result of the application of the purchase method of accounting.

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. We performed a valuation of all the assets and liabilities in accordance with SFAS No. 141, “Business Combinations.” The depreciation and amortization expense adjustments reflected in the pro forma results of operations are based on the final valuation of Jazz Semiconductor’s tangible and intangible assets described in Note 3 to our unaudited condensed consolidated financial statements.

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(actual, unaudited)	(actual, unaudited)	(actual, unaudited)	(pro forma, unaudited)

Net revenues	$47,516	$52,360	$98,346	$100,457
Cost of revenues	41,052	52,955	84,437	104,585
Gross profit (loss)	6,464	(595)	13,909	(4,128)
Operating expenses:
Research and development	2,931	3,734	6,841	8,713
Selling, general and administrative	5,395	4,533	10,359	14,772
Amortization of intangible assets	346	378	692	919
Total operating expenses	8,672	8,645	17,892	24,404
Loss from operations	(2,208)	(9,240)	(3,983)	(28,532)
Net interest expense	(3,076)	(3,315)	(6,245)	(4,685)
Other expenses	712	(130)	1,612	(243)
Net loss	$(4,572)	$(12,685)	$(8,616)	$(33,460)
Pro forma net loss per share – basic and diluted	$(0.24)	$(0.53)	$(0.45)	$(1.24)

Comparison of Three Months Ended June 27, 2008 and June 29, 2007

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

The following table presents net revenues for the three months ended June 27, 2008 and June 29, 2007:

	Net Revenues (in thousands, except percentages)
	Three Months Ended June 27, 2008		Three Months Ended June 29, 2007
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease)	% Change
Specialty Process Revenues	$35,135	73.9	$40,493	77.3	$(5,358)	(13.2)
Standard Process Revenues	12,381	26.1	11,867	22.7	514	4.3
Net Revenues	$47,516	100.0	$52,360	100.0	$(4,844)	(9.3)

Our net revenues decreased by $4.8 million or 9.3% to $47.5 million for the three months ended June 27, 2008 compared to $52.4 million for the corresponding period in 2007. This decrease is the result of a $5.4 million or 13.2% decrease in specialty process net revenues to $35.1 million for the three months ended June 27, 2008 from $40.5 million for the corresponding period in 2007 partially offset by a $0.5 million or 4.3% increase in standard process net revenues to $12.4 million for the three months ended June 27, 2008 from $11.9 million for the corresponding period in 2007.

The decrease in specialty process revenues can be attributed to the change of customer mix and lower overall demand related to the weaker economy. Continued growth of demand from new smaller customers for specialty process products helped offset some of the weaker demand from larger customers.

The marginal increase in standard process revenues can be attributed to increased revenues from a single customer which offset lower revenues from other customers for the three months ended June 27, 2008 compared to the corresponding period in 2007.

The change in revenues mix of 74% specialty process revenues and 26% standard process revenues for the three months ended June 27, 2008 compared to 77% and 23%, respectively, for the corresponding period in 2007, was largely the result of a decrease in specialty process revenues. While we intend to continue to offer full service solutions to our customer base, we believe our competitive advantage is to focus on specialty process revenues.

Cost of Revenues

Cost of revenues consists primarily of purchased manufactured materials, labor, manufacturing-related overheads and engineering services. Purchased manufactured materials consist primarily of purchase price of raw wafers and shipping costs incurred. Cost of revenues also includes the purchase of photomasks, provision for test services and the cost of defective inventory caused by fab and manufacturing yields as incurred. We review our inventories for indications of obsolescence or impairment and provide reserves as deemed necessary. Royalty expenses incurred in connection with certain of our process technologies, and depreciation and amortization expense on assets used in the manufacturing process are also included within the cost of revenues.

The following table presents cost of revenues for the three months ended June 27, 2008 and June 29, 2007:

	Cost of Revenues (in thousands, except percentages)
	Three Months Ended June 27, 2008		Three Months Ended June 29, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Cost of revenues (not including depreciation & amortization of intangible assets)	$32,539	68.5	$43,321	82.7	$(10,782)	(24.9)
Cost of revenues — depreciation & amortization of intangible assets	8,513	17.9	9,634	18.4	(1,121)	(11.6)
Total cost of revenues	$41,052	86.4	$52,955	101.1	$(11,903)	(22.5)

Our cost of revenues decreased by $11.9 million or 22.5% to $41.1 million for the three months ended June 27, 2008 compared to $53.0 million for the corresponding period in 2007. Cost of revenues as a percentage of revenues decreased to 86.4% for the three months ended June 27, 2008 compared to 101.1% for the corresponding period in 2007.

The decrease in cost of revenues as a percentage of revenues was mainly due to higher fabrication capacity utilization and to a lesser extent due to management’s continued cost reduction efforts and lower net revenues for the three months ended June 27, 2008 as compared to the corresponding period in 2007. Higher fabrication capacity utilization resulted in a lower allocation of fixed production costs per unit to inventory which reduced the cost per unit sold and correspondingly, decreased the cost of revenues. Cost reduction efforts, which included a two week factory shut down and mandatory unpaid leave for all personnel in the second quarter of 2008, resulted in lower labor and overhead costs for the three months ended June 27, 2008 compared to the corresponding period in 2007.

The amortization of acquired technology and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007.

Gross Profit

The following table presents gross profit for the three months ended June 27, 2008 and June 29, 2007:

	Gross Profit (in thousands, except percentages)
	Three Months Ended June 27, 2008		Three Months Ended June 29, 2007
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease)	% Change
Gross profit	$6,464	13.6	$(595)	(1.1)	$7,059	(1186.4)

Our gross profit for the three months ended June 27, 2008, was $6.5 million or 13.6% of net revenues compared to negative gross profit of $0.6 million or 1.1% of net revenues for the corresponding period in 2007.  The increase in gross profit of $7.1 million during the three months ended June 27, 2008 is primarily attributed to lower labor and overhead costs and decreased cost per unit sold due to higher fabrication capacity utilization.

Operating Expenses

The following table presents operating expenses for the three months ended June 27, 2008 and June 29, 2007:

	Operating Expense (in thousands, except percentages)
	Three Months Ended June 27, 2008		Three Months Ended June 29, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Research and development	$2,931	6.2	$3,734	7.1	$(803)	(21.5)
Selling, general and administrative	5,395	11.4	4,533	8.7	862	19.0
Amortization of intangible assets	346	0.7	378	0.7	(32)	(8.5)
Total operating expenses	$8,672	18.3	$8,645	16.5	$27	0.3

Our operating expenses increased by less than $0.1 million or 0.3% to $8.7 million for the three months ended June 27, 2008, compared to $8.6 million for the corresponding period in 2007.  The change in operating expense was the net effect of a $0.9 million increase in selling, general and administrative expenses offset by a $0.8 million decrease in research and development expense.

Research & Development Expenses.  Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes.  Our research and development expenses decreased by $0.8 million or 21.5% to $2.9 million for the three months ended June 27, 2008, compared to $3.7 million of research and development expenses for the corresponding period in 2007.  The decrease in expenses of $0.8 million is mainly attributed to:

•                  $0.4 million due to lower labor and benefits costs realized from lower head count and cost reduction efforts;

•                  $0.3 million due to lower spending and changes in allocated expenses;

•                  $0.3 million decrease in other research and development expenditures as increased costs were allocated to cost of revenues associated with billable engineering services for the three months ended June 27, 2008 compared to the corresponding period in 2007; offset by

•                  $0.2 million increase in depreciation expense and photomask purchases.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, which includes the human resources, executive, finance, information technology and legal departments. These expenses also include fees for professional services, legal services and other administrative expenses associated with being a publicly-traded company. Our selling, general and administrative expenses increased by $0.9 million or 19.0% to $5.4 million for the three months ended June 27, 2008, compared to $4.5 million of selling, general and administrative expenses for the corresponding period in 2007.  The increase in expenses of $0.9 million is mainly attributed to:

•                  $1.5 million increase in legal and professional fees associated with the merger efforts with Tower; offset by

•                  $0.4 million due to lower head count and cost reduction efforts;

•                  $0.2 million due to lower spending on advertising, business travel, contract labor and other expenses.

Amortization of Intangible Assets.  Amortization of intangible assets of $0.3 million reflects the pre-acquisition amortization expenses.

Interest and Other (Expense) Income, Net

The following table presents interest and other income for the three months ended June 27, 2008 and June 29, 2007:

	Interest and Other Expense, Net (in thousands, except percentages)
	Three Months Ended June 27, 2008		Three Months Ended June 29, 2007
		% of Net		% of Net	Increase	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Interest income	$16	0.0	$468	0.9	$(452)	(96.6)
Interest expense	(3,092)	(6.5)	(3,783)	(7.2)	691	18.3
Interest expense, net	(3,076)	(6.5)	(3,315)	(6.3)	239	7.2
Other income (expense), net	712	1.5	(130)	(0.2)	842	647.7
Interest and other expense, net	$(2,364)	(5.0)	$(3,445)	(6.5)	$1,081	31.4

Interest and other income for the three months ended June 27, 2008 represents $0.2 million of net gain from the sale of equipment and $0.5 million of interest and other non-operating income.  Interest expense for the three months ended June 27, 2008 mainly represents interest on our Convertible Senior Notes. Interest and other income for the three months ended June 29, 2007 mainly represents interest earned on the net proceeds of our initial public offering and the private placement of our Convertible Senior Notes for the period from January 1, 2007 until the consummation of our acquisition in February 2007. Interest expense for the three months ended June 29, 2007 mainly represents interest on our Convertible Senior Notes.

Comparison of Six Months Ended June 27, 2008 and June 29, 2007

Revenues

The following table presents net revenues for the six months ended June 27, 2008 (actual) and June 29, 2007 (pro forma):

	Net Revenues (in thousands, except percentages)
	Six Months Ended June 27, 2008 (actual, unaudited)		Six Months Ended June 29, 2007 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Specialty Process Revenues	$74,319	75.6	$78,952	78.6	$(4,633)	(5.9)
Standard Process Revenues	24,027	24.4	21,505	21.4	2,522	11.7
Net Revenues	$98,346	100.0	$100,457	100.0	$(2,111)	(2.1)

Our net revenues decreased by $2.1 million or 2.1% to $98.3 million for the six months ended June 27, 2008 compared to $100.5 million of pro forma net revenues for the corresponding period in 2007.  This decrease is the result of a $4.6 million or 5.9% decrease in specialty process net revenues to $74.3 million for the six months ended June 27, 2008 from $79.0 million of pro forma specialty process revenues for the corresponding period in 2007 and a $2.5 million or 11.7% increase in standard process net revenues to $24.0 million for the six months ended June 27, 2008 from $21.5 million of pro forma standard process revenues for the corresponding period in 2007.

The decrease in specialty process revenues can be attributed to the change of customer mix and lower overall demand related to the weaker economy.  Continued growth of demand from new smaller customers for specialty process products helped offset some of the weaker demand from larger customers.

The marginal increase in standard process revenues can be attributed to increased demand from a single large customer as well as consistent demand from other larger customers for the three months ended June 27, 2008 compared to the corresponding period in 2007.

The change in revenues mix of 76% specialty process revenues and 24% standard process revenues for the six months ended June 27, 2008 compared to 79% and 21%, respectively, for the corresponding period in 2007, was largely the result of a decrease in specialty process revenues.  While we intend to continue to offer full service solutions to our customer base, we believe our competitive advantage is to focus on specialty process revenues.

Cost of Revenues

The following table presents cost of revenues for the six months ended June 27, 2008 (actual) and June 29, 2007 (pro forma):

	Cost of Revenues (in thousands, except percentages)
	Six Months Ended June 27, 2008 (actual, unaudited)		Six Months Ended June 29, 2007 (pro forma, unaudited)
		% of Net		% of Pro Forma	Increase	%
	Amount	Revenues	Amount	Net Revenues	(Decrease)	Change
Cost of revenues (not including depreciation & amortization of intangible assets)	$67,432	68.6	$85,894	85.5	$(18,462)	(21.5)
Cost of revenues — depreciation & amortization of intangible assets	17,005	17.3	18,691	18.6	(1,686)	(9.0)
Total cost of revenues	$84,437	85.9	$104,585	104.1	$(20,148)	(19.3)

Our cost of revenues decreased by $20.1 million or 19.3% to $84.4 million for the six months ended June 27, 2008, compared to $104.6 million of pro forma cost of revenues for the corresponding period in 2007. Cost of revenues as a percentage of revenues decreased to 85.9% for the six months ended June 27, 2008 compared to 104.1% (on a pro forma basis) for the corresponding period in 2007.

The decrease in cost of revenues as a percentage of revenues was mainly due to higher fabrication capacity utilization and cost reduction efforts which have resulted in lower labor and overhead costs for the six months ended June 27, 2008 as compared to the corresponding period in 2007. The higher fabrication capacity utilization resulted in a lower allocation of fixed production costs per unit to inventory which reduced the cost per unit sold and correspondingly decreased the cost of revenues for the six months ended June 27, 2008 compared to the corresponding period in 2007.

The amortization of acquired technology and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007.

Gross Profit (Loss)

The following table presents gross profit (loss) for the six months ended June 27, 2008 (actual) and June 29, 2007 (pro forma):

	Gross Profit (Loss) (in thousands, except percentages)
	Six Months Ended June 27, 2008 (actual, unaudited)		Six Months Ended June 29, 2007 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change
Gross profit (loss)	$13,909	14.1	$(4,128)	(4.1)	$18,037	(436.9)

Our gross profit for the six months ended June 27, 2008 was $13.9 million or 14.1% of net revenues compared to  pro forma gross loss of $4.1 million or (4.1%) of pro forma net revenues for the corresponding period in 2007.  The increase in gross profit of $18.0 million during the six months ended June 27, 2008 is primarily attributed to lower labor and overhead costs as well as lower cost per unit sold which was the result of higher fabrication capacity utilization.

Operating Expenses

The following table presents operating expenses for the six months ended June 27, 2008 (actual) and June 29, 2007 (pro forma):

	Operating Expenses (in thousands, except percentages)
	Six Months Ended June 27, 2008 (actual, unaudited)		Six Months Ended June 29, 2007 (pro forma, unaudited)
		% of Net		% of Pro Forma	Increase	%
	Amount	Revenues	Amount	Net Revenues	(Decrease)	Change
Research and development	$6,841	7.0	$8,713	8.7	$(1,872)	(21.5)
Selling, general and administrative	10,359	10.5	14,772	14.7	(4,413)	(29.9)
Amortization of intangible assets	692	0.7	919	0.9	(227)	(24.7)
Total operating expenses	$17,892	18.2	$24,404	24.3	$(6,512)	(26.7)

Our operating expenses decreased by $6.5 million or 26.7% to $17.9 million for the six months ended June 27, 2008 compared to $24.4 million of pro forma operating expenses for the corresponding period in 2007.  The expense decrease is mainly attributed to lower selling, general and administrative expenses for the six months ended June 27, 2008.  This reduction in cost is primarily the result of general and administrative costs related to the acquisition of Jazz Semiconductor incurred during the corresponding period in 2007 and management’s continued efforts to reduce operating expenses since 2007.

Research & Development Expenses.  Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes.  Our research and development expenses decreased by $1.9 million or 21.5% to $6.8 million for the six months ended June 27, 2008 compared to $8.7 million of pro forma research and development expenses for the corresponding period in 2007.  The decrease in expenses of $1.9 million is mainly attributed to:

•                  $0.8 million due to lower labor and benefits costs realized from lower head count and cost reduction efforts;

•                  $0.6 million due to lower spending and changes in allocated expenses;

•                  $0.5 million due to lower photomask purchases and engineering costs associated with less engineering activity;

•                  $0.2 million decrease due to expenses incurred in 2007 related to the Polar Semiconductor, Inc. (formerly PolarFab) process qualification; offset by

•                  $0.2 million increase in depreciation expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, which includes the human resources, executive, finance, information technology and legal departments. These expenses also include fees for professional services, legal services and other administrative expenses associated with being a publicly-traded company. Our selling, general and administrative expenses decreased by $4.4 million or 29.9% to $10.4 million for the six months ended June 27, 2008, compared to $14.8 million of pro forma selling, general and administrative expenses for the corresponding period in 2007.  The decrease in expenses of $4.4 million is mainly attributed to:

•                  $2.5 million due to lower labor and benefits costs associated with the reduction in personnel and the departure of the former chief executive officer of Jazz Semiconductor during the first quarter of 2007;

•                  $1.5 million decrease due to $3.0 million of acquisition-related expenses incurred by Jazz Semiconductor during the first quarter of 2007 prior to the acquisition offset by $1.5 million increase in legal and professional fees related to our merger efforts with Tower during the second quarter of 2008;

•                  $1.0 million due to lower spending on contract labor, advertising, bad debt, business travel and other expenses; offset by,

•                  $0.6 million due to increase in stock compensation expenses and changes in allocated expenses.

Amortization of Intangible Assets.  Amortization of intangible assets of $0.7 million reflects the change in pre-acquisition amortization expenses.

Interest and Other (Expense) Income, Net

The following table presents interest and other income for the six months ended June 27, 2008 and June 29, 2007:

	Interest and Other Income (Expense), Net (in thousands, except percentages)
	Six Months Ended June 27, 2008		Six Months Ended June 29, 2007
		% of Net		% of Pro Forma	Increase	%
	Amount	Revenues	Amount	Net Revenues	(Decrease)	Change
Interest income	$53	0.0	$2,876	2.9	$(2,823)	(98.2)
Interest expense	(6,298)	(6.4)	(7,561)	(7.5)	1,263	(16.7)
Interest expense, net	(6,245)	(6.4)	(4,685)	(4.7)	(1,560)	(33.3)
Other income, net	1,612	1.6	243	(0.2)	1,369	563.4
Interest and other (expense) income, net	$(4,633)	(4.7)	$(4,660)	(4.6)	$27	(0.6)

Interest and other income for the six months ended June 27, 2008 represents $0.8 million of net gain realized from the purchase of $5.0 million in principal amount of our Convertible Senior Notes at a discount, $0.2 million of net gain from the sale of equipment and $0.6 million of interest and other non-operating income.  Interest expense for the six months ended June 27, 2008 mainly represents interest on our Convertible Senior Notes. Interest and other income for the six months ended June 29, 2007 mainly represents interest earned on the net proceeds of our initial public offering and the private placement of our Convertible Senior Notes for the period from January 1, 2007 until the consummation of our acquisition of Jazz Semiconductor in February 2007. Interest expense for the six months ended June 29, 2007 mainly represents interest on our Convertible Senior Notes.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 27, 2008, we had cash and cash equivalents of $9.8 million. Additionally, as of June 27, 2008, we had borrowed $9.0 million under our line of credit with Wachovia and had $30.0 million of additional availability under this credit line. As of December 28, 2007, we had cash and cash equivalents of $10.6 million. Additionally, as of December 28, 2007, we had borrowed $8.0 million under our line of credit with Wachovia and had $37.1 million of availability under this credit line.

Net cash provided by operating activities was $4.5 million during the first six months of 2008. The primary categories of operating activities for the six months ended June 27, 2008 include our net loss of $8.6 million, non-cash operating expenses of $18.9 million and the net use of funds from the changes in operating assets and liabilities of $5.8 million. Net cash used by operating activities was $12.8 million during the first six months of 2007.  The primary categories of operating activities for the six months ended June 29, 2007 include our net loss of $24.4 million, non-cash operating expenses of $19.9 million and the net use of funds from the changes in operating assets and liabilities of $8.3 million.

Net cash used by investing activities was $2.3 million for the first six months of 2008 and primarily represents capital purchases of equipment, net of sales proceeds. Net cash provided by investing activities was $110.3 million for the first six months of 2007 and primarily represented the acquisition of Jazz Semiconductor.  On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor for a net adjusted preliminary purchase price of $236.3 million in cash (net of $26.1 million of cash that was acquired) which was paid for by the release of $334.5 million held in trust and escrow accounts that represented the proceeds of our initial public offering and the convertible note private placement in December 2006.  Capital purchases of equipment were $2.3 million for the first six months of 2007.  We also received net proceeds of $14.4 million from the sale of short term investments, net of purchases, during the first six months of 2007.

Net cash used by financing activities was $3.2 million for the first six months of 2008 and includes $1.0 million of additional net borrowings from our line of credit, $4.1 million paid to purchase $5.0 million in principal amount of Convertible Senior Notes, and $0.1 million payment of fees associated with the line of credit and debt offering. Net cash used by financing activities was $75.4 million for the first six months of 2007 and represents a combination of $33.2 million of payments to common stockholders who elected to convert their shares into cash in connection with our initial public offering and $32.2 million of funds used to repurchase common stock, warrants, units and unit purchase options during the first six months of 2007.  In addition, funds were also used for the payment of fees of $10.1 million associated with the acquisition and the debt offering.

On January 11, 2007, we announced that our Board of Directors authorized a stock and warrant repurchase program under which we could purchase up to $50 million of our common stock and warrants through July 15, 2007. On July 18, 2007, this program was extended until October 15, 2007. On November 2, 2007, we announced that the amount had been increased to $52 million and the stock and warrant repurchase program had been further extended to January 15, 2008, on which date it expired. As of December 28, 2007, we had repurchased securities worth $50.3 million under this program. There were no repurchases made during the first six months of 2008 or subsequently to the date of this report.

As of June 27, 2008 and June 29, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

During the first six months of 2008, we purchased on the open market $5.0 million in principal amount of our Convertible Senior Notes for a total purchase price of $4.1 million. The Convertible Senior Notes were purchased at a discount to their face value, including prepayment of interest. As of June 27, 2008, $128.2 million in principal amount of Convertible Senior Notes remained outstanding.

Wachovia Line of Credit

On February 28, 2007, we entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz and Newport Fab, LLC, as borrowers, with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million, including up to $5 million for letters of credit. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is February 28, 2010, unless earlier terminated. Loans under the facility will bear interest at a floating rate equal to, at borrowers’ option, either the lender’s prime rate plus 0.75% or the adjusted Eurodollar rate (as defined in the loan agreement) plus 2.75% per annum.  The facility is secured by all of our assets and the assets of the other borrowers. Borrowing availability under the facility as of June 27, 2008 was $30.0 million. As of June 27, 2008, we had short-term borrowings of $9.0 million outstanding and $1.9 million in letters of credit committed under the facility.

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

Acquisition Contingent Payments

As part of the acquisition of Jazz Semiconductor, we acquired a 10% interest in HHNEC (Shanghai Hau Hong NEC Electronics Company, Ltd.). The investment is carried at $19.3 million which is the fair value based upon the application of the purchase method of accounting. We are obligated to pay additional amounts to former stockholders of Jazz Semiconductor if we realize proceeds in excess of $10 million from a liquidity event during the three-year period following the completion of the acquisition of Jazz Semiconductor. In that event, we will pay the former Jazz Semiconductor stockholders an amount equal to 50% of the proceeds over $10 million.

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

Leases

We also have commitments consisting of software leases and facility and equipment licensing arrangements.

Future minimum payments under non-cancelable operating leases as of June 27, 2008 are as follows:

	Payment Obligations by Year
	Remainder of 2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Operating leases	$1,326	$2,468	$2,300	$2,300	$11,959	$20,353

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

We are subject to the following additional risks as result of the proposed merger with Tower Semiconductor Ltd. (“Tower”).  These risk factors are in addition to, and should be read in conjunction with, the other risk factors related to our business included in our latest Annual Report on Form 10-K.  If any of these risks actually occur, our business, operating results or financial condition could be adversely affected.

Any failure to consummate the proposed merger with Tower could negatively impact our stock price and future business and operations.

If we fail to consummate the proposed merger with Tower, our stock price and future business and operations could be negatively affected. If the merger with Tower is not consummated for any reason, we may be subject to a number of material risks, including the following:

•                  the price of our common stock may decline, as the current market price of our common stock may reflect an assumption that the proposed merger will be consummated;

•                  we must pay certain expenses related to the proposed merger, including substantial financial advisory, legal, accounting and other merger-related fees even if the merger is not consummated, which could affect our results of operations and cash liquidity, and potentially our stock price;

•                  significant management and other resources have been diverted to efforts to consummate the proposed merger and, if the merger is not consummated, such efforts will result in little or no benefit to us;

•                  current and prospective employees may experience uncertainty about their future role with us, which may adversely affect our ability to attract and retain key management, research and development, manufacturing and other personnel; and

•                  if the Agreement and Plan of Merger and Reorganization with Tower is terminated and our Board of Directors decides to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent price to that which would have been obtained in the proposed merger with Tower.

Because the market price of Tower ordinary shares may fluctuate, the value of Tower ordinary shares to be issued in the merger may fluctuate.

Upon completion of the merger, each share of our common stock will be converted into the right to receive 1.8 ordinary shares of Tower.  There will be no adjustment to the exchange ratio for changes in the market price of either shares of our common stock or Tower ordinary shares. Accordingly, the market value of the Tower ordinary shares that holders of our common stock will be entitled to receive upon completion of the merger will depend on the market value of the Tower ordinary shares at the time of the completion of the merger and could vary significantly from the market value of Tower ordinary shares on the date of this document.

Any delay in completing the merger may significantly reduce the benefits expected to be obtained from the merger.

The merger is subject to a number of conditions that are beyond our control or Tower’s and that may prevent, delay or otherwise materially adversely affect its completion. Neither Tower nor we can predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the synergies and other benefits that Tower and we expect to achieve if we successfully complete the merger within the expected time frame.

The pendency of the merger could materially adversely affect our future business and operations.

In connection with the pending merger, some of our customers and strategic partners may delay or defer decisions, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the merger is completed.

The merger agreement restricts our ability to pursue alternatives to the merger and requires us to pay a termination fee under certain circumstances.

The merger agreement prohibits us from soliciting, initiating, encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement also provides for the payment by us of a termination fee if the merger agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal for one of the companies, and in certain other circumstances as well. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.  If the merger is terminated and we determine to seek another business combination, we cannot assure you that it will be able to negotiate a transaction with another company on terms comparable to the terms of the merger, or that we will avoid incurrence of any fees associated with the termination of the merger agreement.

Item 4.                    Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 6, 2008.  At the meeting, stockholders re-elected current director Liad Meidar.  Stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.  As certified by the duly appointed and sworn inspector of elections:

There were present at said meeting, in person or by proxy, stockholders holding 14,043,956 shares of common stock, equal to 73.8% of all such shares outstanding and entitled to vote, which constituted a quorum for the conduct of business at the meeting.

The vote on the election of one director to hold office until the 2011 Annual Meeting of Stockholders was:

	For	Withheld

Liad Meidar	13,472,097	571,859

The vote on the ratification of the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for our fiscal year ending December 26, 2008 was 13,998,202 votes for to 23,562 votes against with 22,192 votes abstaining.

Item 6.                    Exhibits.

Number	Description
2.1

Agreement and Plan of Merger and Reorganization by and among Tower Semiconductor Ltd., Armstrong Acquisition Corporation and the Registrant, dated as of May 19, 2008 - Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on May 20, 2008.

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

Date: August 11, 2008	JAZZ TECHNOLOGIES, INC.

	By:	/s/ GILBERT F. AMELIO
Gilbert F. Amelio Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ PAUL A. PITTMAN
Paul A. Pittman Executive Vice President and, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.