Form 10-Q
period 2008-09-30
Jazz Technologies, Inc.
filed 2008-11-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒ No ☐

(Note: As a voluntary filer not subject to the filing requirements, the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 10, 2008, 100 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

JAZZ TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

Item	1.	Financial Statements

JAZZ TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2008	December 28, 2007

	(Successor)	(Predecessor)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,437	$10,612
Receivables:
Trade receivables, net of allowance for doubtful accounts of $175 and $793 at September 30, 2008 and December 28, 2007, respectively	21,969	33,308
Due from related party	2,046	–
Inventories	11,897	12,190
Deferred tax asset	2,015	2,015
Prepaid expenses and other current assets	2,790	2,379

Total current assets	51,154	60,504
Property, plant and equipment, net	83,078	127,488
Investments	17,100	19,300
Intangible assets, net	59,443	53,631
Goodwill	8,807	–
Other assets	408	4,975

Total assets	$219,990	$265,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,673	$19,502
Short-term borrowings	14,000	8,000
Accrued compensation and benefits	9,897	7,318
Deferred revenues	2,289	5,347
Accrued interest	2,705	5,428
Other current liabilities	5,988	12,383

Total current liabilities	49,552	57,978
Long term liabilities:
Convertible notes	108,752	133,200
Deferred tax liability	3,317	3,427
Accrued pension, retirement medical plan obligations and other long-term liabilities	8,410	19,015

Total liabilities	170,031	213,620

Stockholders’ equity:
Common stock	–	2
Additional paid-in capital	50,580	79,882
Other comprehensive income	49	965
Accumulated deficit	(670)	(28,571)

Total stockholders’ equity	49,959	52,278

Total liabilities and stockholders’ equity	$219,990	$265,898

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Period from September 19, 2008 through September 30, 2008 (1)	Period from June 29, 2008 through September 18, 2008	Three Months ended September 28, 2007

	(Successor)	(Predecessor)
Net revenues	$8,633	$34,039	$52,429
Cost of revenues	5,774	30,054	45,406

Gross profit	2,859	3,985	7,023
Operating expenses:
Research and development	141	2,932	4,321
Selling, general and administrative	486	4,181	4,665
Amortization of intangible assets	29	316	328
Write off of in-process research and development	2,300	–	–
Merger related costs	–	2,598	–

Total operating expenses	2,956	10,027	9,314

Loss from operations	(97)	(6,042)	(2,291)
Interest and other expense, net	(573)	(2,384)	(729)

Net loss before income taxes	(670)	(8,426)	(3,020)
Income tax benefit	–	2	47

Net loss	$(670)	$(8,424)	$(2,973)

Net loss per share (basic and diluted)		$(0.44)	$(0.13)

Weighted average shares (basic and diluted)		19,031	22,282

(1)	The amounts included in the period ended September 30, 2008 reflect the results of the Company's operations following the date of acquisition by Tower on September 19, 2008.

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Period from September 19, 2008 through September 30, 2008 (1)	Period from December 29, 2007 through September 18, 2008	Nine Months ended September 28, 2007 (2)

	(Successor)	(Predecessor)
Net revenues	$8,633	$132,385	$127,312
Cost of revenues	5,774	114,491	120,302

Gross profit	2,859	17,894	7,010
Operating expenses:
Research and development	141	9,773	10,045
Selling, general and administrative	486	13,069	13,802
Amortization of intangible assets	29	1,008	881
Write off of in-process research and development	2,300	–	3,800
Merger related costs	–	4,069	–

Total operating expenses	2,956	27,919	28,528

Loss from operations	(97)	(10,025)	(21,518)
Interest and other expense, net	(573)	(7,049)	(5,608)

Net loss before income taxes	(670)	(17,074)	(27,126)
Income tax benefit (provision)	–	33	(213)

Net loss	$(670)	$(17,041)	$(27,339)

Net loss per share (basic and diluted)		$(0.90)	$(1.07)

Weighted average shares (basic and diluted)		19,015	25,441

(1)	The amounts included in the period ended September 30, 2008 reflect the results of the Company's operations following the date of acquisition by Tower on September 19, 2008.

(2)	The amounts included in the nine months ended September 28, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Stockholder’s Equity (Successor)

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Other Comprehensive income	Accumulated deficit	Total Stockholders' Equity
	Shares	Amount

Balance at September 19, 2008	--	$--	$--	$--	$--	$--
Issuance of common stock	100	--	50,545	--	--	50,545
Stock compensation expense	--	--	35	--	--	35
Comprehensive loss:
Foreign currency translation adjustment	--	--	--	49	--	49
Net loss	--	--	--	--	(670)	(670)

Total comprehensive loss						(621)

Balance at September 30, 2008	100	$--	$50,580	$49	$(670)	$49,959

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Predecessor)

(in thousands)

	Common Stock		Additional paid-in capital	Other Comprehensive income	Accumulated deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 28, 2007	19,031	$2	$79,882	$965	$(28,571)	$52,278
Restricted stock compensation expense	--	--	60	--	--	60
Stock compensation expense	--	--	634	--	--	634
Comprehensive loss:
Change in plan assets and
benefit obligation	--	--	--	8,631	--	8,631
Foreign currency translation
adjustment	--	--	--	(1)	--	(1)
Net loss	--	--	--	--	(17,041)	(17,041)

Total comprehensive loss						(8,411)

Balance at September 18, 2008	19,031	$2	$80,576	$9,595	$(45,612)	$44,561

See accompanying notes.

JAZZ TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Period from September 19, 2008 through September 30, 2008	Period from December 29, 2007 through September 18, 2008	Nine Months Ended September 28, 2007

	Successor	Predecessor
Operating activities:
Net loss	$(670)	$(17,041)	$(27,339)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Depreciation	616	23,626	20,143
Amortization of deferred financing costs	4	1,209	1,179
Provision for doubtful accounts	175	182	–
Net gain on disposal of equipment	–	(334)	–
Net gain on purchase of convertible notes	–	(777)	(2,654)
Amortization of purchased intangible assets	157	3,574	5,005
Write-off of in-process research and development	2,300	–	3,800
Stock compensation expense	35	694	570
Changes in operating assets and liabilities, net of effects from acquisition of Jazz Semiconductor, Inc.:
Receivables	(7,640)	16,577	(7,442)
Inventories	1,010	(717)	7,890
Prepaid expenses and other current assets	160	(565)	116
Restricted cash	–	–	2,681
Accounts payable	2,470	(7,884)	(5,640)
Accrued compensation and other benefits	(323)	(545)	(6,404)
Deferred revenue	(847)	(2,211)	1
Accrued interest on convertible notes	480	(3,050)	2,521
Other current liabilities	1,923	(8,344)	(11,912)
Pension and retiree medical benefits	33	(1,962)	1,282
Deferred tax liability	–	(110)	–
Other long-term liabilities	619	(665)	3,164

Net cash provided by (used in) operating activities	502	1,657	(13,039)

Investing activities:
Purchases of property and equipment	(253)	(4,798)	(3,406)
Net proceeds from sale of equipment	–	1,171	–
Net proceeds from sale of short-term investments	–	–	24,245
Release of funds from trust and escrow accounts	–	–	334,465
Jazz Semiconductor, Inc. purchase price, net of cash acquired	–	–	(227,114)

Net cash (used in) provided by investing activities	(253)	(3,627)	128,190

Financing activities:
Payment for purchase of convertible notes	–	(4,100)	(17,237)
Net borrowings from (payments into) line of credit	7,000	(1,000)	–
Redemption of founder’s common stock	–	–	(9)
Conversion of common stock in connection with acquisition	–	–	(33,158)
Repurchase of common stock	–	–	(19,662)
Repurchase of warrants	–	–	(19,313)
Repurchase of units	–	–	(2,992)
Repurchase of unit purchase options	–	–	(2,360)
Payment of debt and acquisition-related liabilities	(346)	(63)	(10,146)

Net cash provided by (used in) financing activities	6,654	(5,163)	(104,877)

Effect of foreign currency on cash	48	7	(39)

Net increase (decrease) in cash and cash equivalents	6,951	(7,126)	10,235
Cash and cash equivalents at beginning of period	3,486	10,612	633

Cash and cash equivalents at end of period	$10,437	$3,486	$10,868

Non-cash financing activity:
Issuance of common stock	$50,545	–	–

See accompanying notes.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2008

1.	ORGANIZATION

        Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz,” “Company” refers to the business of Jazz Technologies, Inc. and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. References to “the Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to “the Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

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

        The Company is based in Newport Beach, California and following the acquisition of Jazz Semiconductor, Inc., is now an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Its customers' analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

        Merger with Tower Semiconductor, Ltd.

        On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), which provided for Merger Sub to merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Tower.

        At a special meeting of the Company’s stockholders held on September 17, 2008, the requisite majority of the Company’s stockholders voted in favor of the Merger, which was effectively consummated on September 19, 2008. Under the terms of the Merger, Tower acquired all of the outstanding shares of Jazz in a stock-for-stock transaction. Each share of the Company’s common stock not held by Tower, Merger Sub or the Company was automatically converted into and represents the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares. In addition, on September 19, 2008, upon completion of the Merger, the Company’s common stock was delisted from the American Stock Exchange. As a result of the Merger, Tower is the only registered holder of the Company’s common stock and a change in control occurred. The Merger was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company. In connection with this acquisition, the Company adopted Tower’s fiscal year for reporting purposes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Consolidation

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

        The condensed consolidated financial statements included herein are unaudited; however, they contain all accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2008 and December 28, 2007, and the consolidated results of its operations and cash flows for the periods ended September 30, 2008, September 18, 2008 and September 28, 2007. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the Successor presentation.

        For purposes of presentation and disclosure, we refer to the Company as the Predecessor for all periods before September 19, 2008, the date of consummation of the Merger and as the Successor as of and for all periods thereafter. The financial statements also reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”), with respect to the Tower’s acquisition of the Company.

        Fiscal Year

        Effective as of September 19, 2008, the Company changed its fiscal year end to December 31 to conform to Tower’s fiscal year end. As a result of this change, all quarters will now end on the last day of each calendar quarter. Previously, beginning January 1, 2007, the Company had adopted a 52- or 53- week fiscal year. Each of the first three quarters of a fiscal year ended on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ended on the Friday prior to December 31. As a result, each fiscal quarter consisted of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consisted of 13 weeks and the fourth quarter consists of 14 weeks.

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

        The Company did not conduct an impairment review as of September 30, 2008, due to the relatively short time period between the Merger consummation date and the period end date. The Company has not recognized any impairment loss for any long-lived or intangible asset as of September 30, 2008.

        Impairment of Goodwill

        Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the Company to the underlying carrying value of the Company’s net assets, including goodwill. When the carrying amount of the Company exceeds its fair value, the implied fair value of the Company’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. Management has not assessed impairment of goodwill as of September 30, 2008 due to the relatively short time period between the Merger consummation date and the period end date.

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

        The future utilization of the Company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007. As a result of this “change of ownership,” the annual net operating loss utilization will be limited to $6.8 million. The second “change in ownership” event occurred in September 2008, upon the acquisition of the Company by Tower. Currently, the net operating loss limitation for the change in ownership which occurred in September 2008 has not been determined and accordingly, the amount of the Company’s net operating losses which may be available to offset future taxable income of the Company is unknown. The Company expects it will not be able to utilize a significant portion of its net operating loss carryforwards, potentially eliminating the vast majority of the entire future benefits of such net operating loss carryforwards. Due to the uncertainty regarding the ability to utilize its net operating loss carryforwards, and other factors, the Company has currently not adjusted its deferred tax assets and liabilities reflected in its purchase accounting for this acquisition. Once the information is available, the deferred tax assets and liabilities resulting from the acquisition will be recognized and disclosed.

        The Company accounts for its unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The Company recognizes interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

        The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the periods ended September 30, 2008 and September 18, 2008 are as follows:

	Period from September 19, 2008 through September 30, 2008	Period from June 28, 2008 through September 18, 2008
	(Successor)	(Predecessor)

Expected life in years	6	6
Expected price volatility	50.97%	65.30%
Risk-free interest rate	2.61%	2.79%
Dividend yield	0.00%	0.00%

        Net Loss Per Share

        Net loss per share (basic) is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents). Since the Company reported a net loss for the periods ended September 18, 2008 and the three and nine months ended September 28, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same.

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

        Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of September 30, 2008 and December 28, 2007 consists of the following customers:

	September 30, 2008	December 28, 2007
	(Successor)	(Predecessor)

Skyworks	16.9%	15.1%
Conexant	--	21.9%
R F Micro Devices	27.1%	26.9%

        Net revenues from significant customers representing 10% or more of net revenues is provided by customers as follows:

	Period from September 19, 2008 through September 30, 2008	Period from December 29, 2007 through September 18, 2008	Nine Months ended September 28, 2007

Skyworks	11.8%	13.9%	22.9%
Conexant	--	11.4%	12.2%
R F Micro Devices	33.1%	16.4%	10.8%
Toshiba	--	--	14.4%

        As a result of the Company’s concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to these customers or a change in their financial position could materially and adversely affect the Company’s consolidated financial position, results of operations and cash flows.

        Recent Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have any material impact on the Company’s consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement will become effective for the Company starting in January 2009. The Company is currently assessing the impact of SFAS No. 161 on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007),“Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets and liabilities in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis, consummated subsequent to the adoption date of this standard.

        In December 2007, the FASB issued SFAS No. 160, ” Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way–as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, this standard will have no impact on its financial position, results of operations or cash flows.

        Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with respect to financial assets. With respect to non-financial assets, this Statement is effective for the first fiscal year beginning after November 15, 2008. The adoption of SFAS No. 159 did not have any significant impact on the consolidated results of operations or financial position of the Company.

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

3.	MERGER WITH TOWER

        On September 19, 2008, pursuant to the terms of the Merger signed on May 19, 2008, Tower acquired all of Jazz’s outstanding capital in a stock-for-stock transaction.

        For accounting purposes, the preliminary purchase price for the Company’s acquisition was $50.5 million and reconciles to all consideration and payments made to date as follows (in thousands):

Stock consideration	$39,189
Other equity consideration	7,555

Total merger consideration	46,744
Transaction costs	3,801

Total preliminary purchase price	$50,545

        Pursuant to the Merger with Tower, each outstanding share of Jazz’s common stock was converted into the right to receive 1.8 ordinary shares of Tower, at an aggregate fair value of approximately $39.2 million. The fair value of the shares was determined based on the average prices for Tower’s ordinary shares on Nasdaq over a five day period commencing 2 days before and ending 2 days after the Merger was announced in accordance with provisions set forth in EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”

        Pursuant to the Merger with Tower, the Company’s outstanding stock options immediately prior to the effective time of the Merger, whether vested or unvested, were converted to options to purchase Tower’s ordinary shares on the same terms and conditions as were applicable to such options under the Predecessor Company’s plan, with adjusted exercise prices and numbers of shares to reflect the exchange ratio of the common stock. This conversion was accounted for as a modification in accordance with SFAS No. 123(R) with the fair value of the outstanding options of $1.3 million being included as part of the purchase price.

        Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock that were outstanding immediately prior to the effective time of the Merger, became exercisable for Tower ordinary shares. The fair value of the outstanding warrants of $6.3 million was included as part of the purchase price.

        Tower’s transaction costs of $3.8 million primarily consist of fees for financial advisors, attorneys, accountants and other advisors incurred in connection with the Merger.

        The Company also incurred approximately $4.1 million in similar merger costs which are included as part of operating expenses in the Predecessor’s statement of operations for the period from December 29, 2007 through September 18, 2008.

        Purchase Price Allocation

        The preliminary purchase price of $50.5 million, including the transaction costs of approximately $3.8 million, has been allocated to tangible and intangible assets and liabilities, based on their fair market values as of September 19, 2008, as follows (in thousands):

	September 19, 2008

Fair value of the net tangible assets and liabilities:
Cash and cash equivalents	$3,486
Receivables	16,549
Inventories	12,907
Deferred tax asset	2,015
Other current assets	2,937
Property, plant and equipment	83,130
Investments	17,100
Other assets	66
Short-term borrowings	(7,000)
Accounts payable	(11,878)
Accrued compensation, benefits and other	(8,604)
Deferred tax liability	(3,317)
Deferred revenues	(3,135)
Other current liabilities	(8,061)
Convertible notes	(108,600)
Accrued pension, retirement medical plan obligations and other long-term liabilities	(7,757)

Total net tangible assets and liabilities		$(20,162)

Fair value of identifiable intangible assets acquired:
Existing technology	3,800
Patents and other core technology rights	15,400
In-process research and development	2,300
Customer relationships	2,400
Trade name	4,500
Real estate lease	33,500
Goodwill	8,807

Total identifiable intangible assets acquired		70,707

Total preliminary purchase price		$50,545

        The fair values set forth above are based on a preliminary valuation of the Company’s assets and liabilities performed by the Company in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”), with respect to the Tower’s acquisition of the Company. In presenting the preliminary purchase price allocation above, the Company has currently not adjusted its deferred tax assets and deferred tax liabilities, as information regarding limitations on the use of its net operating loss carryforwards and the tax basis of certain assets and liabilities has not yet been determined. Once this information has been determined, the Company will recognize the deferred tax assets and liabilities resulting from this acquisition. The recognition of these deferred tax assets and liabilities may impact the Company’s financial reporting related to the acquisition of the Company in September 2008.

        The Merger constituted a change in control for purposes of the change in control severance agreements between the Company and each of Dr. Amelio and Messrs. Pittman and Grogan. Dr. Amelio retired from the Company on September 19, 2008. Under his change of control severance agreement, Dr. Amelio was paid thrice his annual base salary plus his target bonus, a total of approximately $1.8 million. In connection with the Merger, Mr. Pittman left the Company’s employ on September 26, 2008. Mr. Pittman will receive twice his annual base salary plus target bonus, a total of $0.9 million. Mr. Grogan remains with the Company and will receive twice his annual base salary plus target bonus, a total of $0.7 million. In addition, all stock option grants or similar equity arrangements that are otherwise subject to vesting over a period of 48 months following the date of termination of employment of Dr. Amelio, Mr. Pittman or Mr. Grogan, immediately accelerated and vested or will immediately accelerate and vest as of the respective date of termination of each of their employment with the Company. Pursuant to the Merger, the Company, which is the surviving corporation of this Merger, has assumed the obligations under the change of control severance agreements.

Pro Forma Results of Operations

        The following unaudited pro forma information for the nine months ended September 30, 2008 and September 28, 2007 assumes the acquisition of the Company occurred on January 1, 2007:

	Pro Forma Results of Operations (in thousands)
	Nine Months ended September 30, 2008	Nine Months ended September 28, 2007

Net revenues	$141,019	$152,886

Net income (loss)	$4,960	$(13,959)

        The accompanying unaudited condensed consolidated statements of operations only reflect the operating results of Jazz Semiconductor following the date of its acquisition and do not reflect its operating results prior to its acquisition by the Company. The Company derived the pro forma information from (i) the unaudited condensed consolidated financial statements of the predecessor Company for period from December 29, 2007 to September 18, 2008 and the successor Company for period from September 19, 2008 to September 30, 2008 and (ii) the unaudited condensed consolidated financial statements of the Company for the nine months ended September 28, 2007 and of Jazz Semiconductor for the period from January 1, 2007 to February 16, 2007 (the date of the acquisition). The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of the Company or Jazz Semiconductor. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for reduced depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above. The pro forma information excludes the write-off of in-process research and development and merger costs that were expensed during the nine months ended September 30, 2008 and September 28, 2007.

4.	OTHER BALANCE SHEET DETAILS

        Inventories

        Inventories, net of reserves, consist of the following at September 30, 2008 and December 28, 2007 (in thousands):

	September 30, 2008	December 28, 2007
	(Successor)	(Predecessor)

Raw material	$793	$473
Work in process	7,921	10,866
Finished goods	3,183	851

	$11,897	$12,190

        Property, Plant and Equipment

        Property, plant and equipment consist of the following at September 30, 2008 and December 28, 2007 (in thousands):

	Useful life (In years)	September 30, 2008	December 28, 2007
		(Successor)	(Predecessor)

Building improvements	10-12	$12,114	$42,916
Machinery and equipment	5-7	63,470	106,338
Furniture and equipment	5-7	1,789	1,829
Computer software	3	762	2,124
Construction in progress	--	5,351	2,206

		83,486	155,413
Accumulated depreciation		(408)	(27,925)

		$83,078	$127,488

        Investment

        In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”). As of September 30, 2008, the investment represented a minority interest of approximately 10% in HHNEC. In accordance with the purchase method of accounting, this investment was recorded at fair value on the date of acquisition by Tower.

        Intangible Assets

        Intangible assets consist of the following at September 30, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Existing technology	9	$3,800	$(14)	$3,786
Patents and other core technology rights	9	15,400	(56)	15,344
In-process research and development	--	2,300	(2,300)	--
Customer relationships	15	2,400	(11)	2,389
Trade name	9	4,500	(16)	4,484
Real estate lease	18.5	33,500	(60)	33,440

Total identifiable intangible assets		$61,900	$(2,457)	$59,443

        The Company expects future amortization expense of intangible assets to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total

Fiscal year ends:
Remainder of 2008	$963	$217	$1,180
2009	3,854	867	4,721
2010	3,855	867	4,722
2011	3,854	867	4,721
2012	3,855	867	4,722
Thereafter	35,521	3,856	39,377

Total expected future amortization expense	$51,902	$7,541	$59,443

5.	LOAN AND SECURITY AGREEMENT

        On September 19, 2008, the Company entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year secured asset-based revolving credit facility for the total amount of $55 million, including up to $10 million for letters of credit. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is September 19, 2011, unless earlier terminated. Loans under the facility will bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.25% to 0.75% or the LIBOR rate (as defined in the loan agreement) plus a margin ranging from 2% to 2.5% per annum. The facility is secured by all of the Company’s assets and the assets of the borrowers.

        The loan agreement contains customary covenants and other terms, including covenants based on EBITDA (as defined in the loan agreement). In addition, the loan agreement contains customary events of default including the following: nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default; bankruptcy; material judgments; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control. If any event of default occurs, Wachovia may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the loan agreement would result in an increase in the interest rate on any amounts outstanding.

        Borrowing availability under the facility as of September 30, 2008, was $27.1 million in addition to outstanding borrowings of $14.0 million and $1.9 million of the facility supporting outstanding letters of credits on that date.

6.	INCOME TAXES

        The future utilization of the Company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company had two “change in ownership” event that limits the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007. As a result of this “change of ownership,” the annual net operating loss utilization will be limited to $6.8 million. The second “change in ownership” event occurred in September 2008, upon the acquisition of the Company by Tower. Currently, the net operating loss limitation for the change in ownership which occurred in September 2008 has not been determined and accordingly, the amount of the Company’s net operating losses which may be available to offset future taxable income of the Company is unknown. The Company expects it will not be able to utilize a significant portion of its net operating loss carryforwards, potentially eliminating the vast majority of the entire future benefits of such net operating loss carryforwards. Due to the uncertainty regarding the ability to utilize its net operating loss carryforwards, the Company has currently not adjusted its deferred tax assets or liabilities to reflect in the purchase price associated with this acquisition. Once the information is available, the purchase accounting impact on the deferred tax assets and liabilities will be recognized and disclosed.

        The Company’s unrecognized tax benefits did not change significantly for the period from June 28, 2008 through September 18, 2008 and is not expected to decrease significantly over the next 12 months. The Company has not accrued any interest or penalties in relation to any of its uncertain positions or unrecognized tax benefits as of September 30, 2008.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2004. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”) tax examination. The Company is not currently under examination by any other state, local or foreign jurisdictions.

7.	CONVERTIBLE NOTES

        Pursuant to the Merger with Tower, each holder of the Convertible Notes immediately prior to the Merger, has the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share. The Company’s obligations under the Convertible Notes are not being guaranteed by Tower.

        During the first quarter of 2008, the Company purchased $5.0 million in principal amount of its Convertible Notes at a price of $4.1 million, including $4,444 for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price was 82% of the principal amount of such notes and resulted in a net gain of $0.8 million, which is included as part of interest and other expense in the statement of operations. The gain of $0.8 million is net of the write-off of prorated deferred loan costs of $0.1 million. The Company did not purchase any Convertible Notes during the second or third quarters of 2008. As of September 30, 2008, $128.2 million in principal amount of Convertible Notes remains outstanding.

        In connection with the acquisition of the Company, the Convertible Notes were recorded at the preliminary fair value of $108.6 million on the date of the acquisition. The Company has subsequently accreted $0.2 million in interest for the period ended September 30, 2008.

        The Company’s obligations under the Convertible Notes are guaranteed by the Company’s domestic subsidiaries. The Company has not provided condensed consolidating financial information because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the amended and restated loan and security agreement with Wachovia Capital Markets, LLC and Wachovia Capital Finance Corporation (Western), there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

8.	EMPLOYEE BENEFIT PLANS

        The following information provided recognizes the changes in 2008 periodic expenses and benefit obligations due to the new bargaining agreement effective May 2, 2008 entered into by the Company with its collective bargaining unit employees.

A.	Postretirement Medical Plan

        The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):

Period from December 29, 2007 through September 18, 2008

Net periodic benefit cost
Service cost	$189
Interest cost	478
Expected return on plan assets	--
Amortization of transition obligation/(asset)	--
Amortization of prior service costs	(509)
Amortization of net (gain) or loss	--

Total net periodic benefit cost	$158

Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	(9,553)
Net (gain) or loss for the period	(19)
Amortization of transition obligation (asset)	--
Amortization of prior service costs	509
Amortization of net (gain) or loss	--

Total recognized in other comprehensive income	$(9,063)

Total recognized in net periodic benefit cost and other comprehensive income	$(8,905)

Weighted average assumptions used:
Discount rate	6.50%
Expected return on plan assets	N/A
Rate of compensation increases	N/A

Assumed health care cost trend rates:
Health care cost trend rate assumed for current year	9.00%
Ultimate rate	5.00%
Year the ultimate rate is reached	2014
Measurement date	September 18, 2008

Impact of one-percentage point change in assumed health care cost trend rates :	Increase	Decrease

Effect on service cost and interest cost	$271	$(218)
Effect on postretirement benefit obligation	$2,944	$(2,340)

        The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

Period from December 29, 2007 through September 18, 2008

Change in benefit obligation:
Benefit obligation at beginning of period	$15,271
Service cost	189
Interest cost	478
Benefits paid	(106)
Change in plan provisions	(9,553)
Actuarial loss	(19)

Benefit obligation at end of period	$6,260

Change in plan assets:
Fair value of plan assets at beginning of period	$--
Actual return on plan assets	--
Employer contribution	106
Benefits paid	(106)

Fair value of plan assets at end of period	$--

Funded status	$(6,260)

Amounts recognized in statement of financial position :
Non-current assets	$--
Current liabilities	(113)
Non-current liabilities	(6,147)

Net amount recognized	$(6,260)

Weighted average assumptions used:
Discount rate	7.00%
Rate of compensation increases	N/A

Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	8.00%
Ultimate rate	5.00%
Year the ultimate rate is reached	2014

B.	Pension Plan

        The Company has a pension plan that provides for monthly pension payments to eligible employees upon retirement. The pension benefits are based on years of service and specified benefit amounts. The Company used September 18, 2008 as the measurement date. The Company makes quarterly contributions in accordance with the minimum actuarially determined amounts.

        The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

Period from December 29, 2007 through September 18, 2008

Net periodic benefit cost
Service cost	$472
Interest cost	454
Expected return on plan assets	(458)
Amortization of transition obligation/(asset)	--
Amortization of prior service costs	--
Amortization of net (gain) or loss	--

Total net periodic benefit cost	$468

Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	--
Net (gain) or loss for the period	432
Amortization of transition obligation (asset)	--
Amortization of prior service costs	--
Amortization of net (gain) or loss	--

Total recognized in other comprehensive income	$432

Total recognized in net periodic benefit cost and other comprehensive income	$900

Weighted average assumptions used:
Discount rate	6.40%
Expected return on plan assets	7.50%
Rate of compensation increases	N/A

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year ending 2008:
Transition obligation (asset)	$--
Prior service cost	--
Net actuarial (gain) or loss	$--

        The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

Period from December 29, 2007 Through September 18, 2008

Change in benefit obligation:
Benefit obligation at beginning of period	$10,260
Service cost	472
Interest cost	454
Benefits paid	(118)
Change in plan provisions	--
Actuarial (gain) loss	(1,107)

Benefit obligation at end of period	$9,961

Change in plan assets
Fair value of plan assets at beginning of period	$7,957
Actual return on plan assets	(1,080)
Employer contribution	1,801
Benefits paid	(118)

Fair value of plan assets at end of period	$8,560

Funded status	$(1,401)

Accumulated benefit obligation	$(9,961)

Amounts recognized in statement of financial position
Non-current assets	$--
Current liabilities	--
Non-current liabilities	(1,401)

Net amount recognized	$(1,401)

Weighted average assumptions used
Discount rate	7.00%
Expected return on plan assets	7.50%
Rate of compensation increases	N/A

9.	STOCKHOLDER’S EQUITY

        Common Stock

        Pursuant to the Merger with Tower, each share of the Company’s common stock not held by Tower, Merger Sub or the Company was automatically converted into and represents the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares.

        The number of outstanding shares of Jazz’s common stock at September 30, 2008 was 100, all of which are owned by Tower.

        Warrants

        Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock that were outstanding immediately prior to the effective time of the Merger, became exercisable for Tower ordinary shares. Each such warrant to purchase shares of the Company’s common stock became a warrant to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the exercise price of $5.00 immediately prior to the effective time of the merger divided by the exchange ratio of 1.8. Fractional ordinary shares of Tower were rounded up to the nearest whole number.

        The number of outstanding warrants to purchase Tower’s ordinary shares at September 30, 2008 was 59,459,423.

        Stock Options

        Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective time of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. Each option to purchase shares of the Company’s common stock outstanding at the effective time of the Merger became an option to purchase a number of Tower ordinary shares equal to 1.8 multiplied by the number of shares of the Company’s common stock that such option was exercisable for prior to the effective time, rounded down to the nearest whole number of Tower ordinary shares, and the per share exercise price of each option now equals the exercise price of such option immediately prior to the effective time of the Merger divided by 1.8, rounded up to the nearest cent.

        During the period from June 28, 2008 through September 18, 2008 and the period from December 29, 2007 through September 18, 2008, the Company awarded non-statutory stock options to purchase 435 shares and 604,518 shares of common stock that vest over a three-year period from the date of grant. The stock option grants vest ratably over the next twelve quarters. The exercise prices of the options awarded range from $0.56 – $1.22 per share. The Company recorded $0.2 million and $0.6 million of compensation expense for the respective periods relating to the issuance of non-qualified stock options to employees. The Company recorded $0.2 million and $0.3 million of compensation expense for stock options granted during the three and nine months ended September 28, 2007, respectively.

        On September 19, 2008, Tower awarded non-statutory stock options to employees of the Company to purchase 855,000 Tower’s ordinary shares. The stock option grants vest on the second anniversary from the date of grant. The exercise prices of the options awarded is $0.46 per share. The Company recorded $3,282 of compensation expense for the period ended September 30, 2008 relating to this issuance of Tower’s non-qualified stock options to the Company’s employees. The Company also recorded $31,931 of period compensation expense and immediate compensation expense for modifications of existing options pursuant to the Merger.

10.	RELATED PARTY TRANSACTIONS

As of September 30, 2008
(in thousands)

Receivables:
Due from Tower	$2,046

        The amount due from Tower includes $2.0 million for accrued merger costs and $0.05 million for other receivables.

11.	FAIR VALUE MEASUREMENTS

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

        SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

—	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

—	Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

—	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

        The Company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value As of September 30, 2008	Fair Value Measurement at September 30, 2008 (Using Fair Value Hierarchy)
		Level 1	Level 2	Level 3

Financial Assets:
Investments	$17,100	$--	$--	$17,100
Financial Liabilities:
Convertible Notes	$108,600	$--	$--	$108,600

        The Company holds an equity investment in HHNEC, a non-public entity. This investment represents a minority interest of approximately 10% recorded at fair value on September 19, 2008, the date of the company’s acquisition by Tower.

        The Convertible Notes fair value is based on the preliminary fair valuation of these Notes as of September 19, 2008.

12.	CONTINGENCIES

        During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Later, LSI moved to amend the ITC complaint to add the Company, Tower and three other corporations as additional respondents. Jazz, Tower and the other three corporations were added as additional respondents in the ITC action in October 2008. The Company is still assessing the merits of this action and cannot predict the outcome of this proceeding or provide an estimate of any possible losses. Any litigation could be costly, divert the management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend the litigation.

        The Company’s Merger with Tower was submitted for review by the Committee on Foreign Investment in the United States (“CFIUS”), a group of U.S. agencies that reviews foreign investments in U.S. companies for national security reasons.  The review by CFIUS has not been completed and continues following the closing of the Merger. In connection with the CFIUS review or investigation, CFIUS may ask that Tower and the Company enter into a mitigation agreement or other arrangement to address any national security concerns, which might delay or restrict the ability to maximize synergies from the merger including the ability to maximize cost reduction synergies, cross sales synergies and other synergistic benefits. In addition, Tower and Jazz are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any foreign ownership, control or influence over the operations of the Company in order to counter any concerns that the DSS may have with respect to Tower’s ownership of the Company relating to potential unauthorized access to classified information or adverse impact on the performance of classified contracts. In order to safeguard classified information, it is expected that the DSS will require that the Company be operated under a Special Security Agreement (“SSA”). The SSA may place certain security related restrictions on the Company, including restrictions on the composition of the Company’s board of directors, the separation of certain employees and operations, as well as restrictions on control by Tower on the flow of certain information. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the Merger.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FORWARD LOOKING STATEMENTS

        This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Report Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

—	the potential benefits of the merger with Tower Semiconductor Ltd.;

—	anticipated trends in revenues;

—	growth opportunities in domestic and international markets;

—	new and enhanced channels of distribution;

—	customer acceptance and satisfaction with our products;

—	expected trends in operating and other expenses;

—	purchase of raw materials at levels to meet forecasted demand;

—	anticipated cash and intentions regarding usage of cash;

—	changes in effective tax rates; and

—	anticipated product enhancements or releases.

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

Merger with Tower Semiconductor, Ltd

        On May 19, 2008, we entered into an Agreement and Plan of Merger and Reorganization with Tower Semiconductor Ltd., an Israeli company (“Tower”), and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), which provided for Merger Sub to merge with and into us, with us surviving the merger as a wholly-owned subsidiary of Tower, also referred to as the Merger. At a special meeting of the Company’s stockholders held on September 17, 2008, the requisite majority of our stockholders voted in favor of the Merger, and the Merger was effectively consummated on September 19, 2008. As a result of the Merger, our certificate of incorporation and bylaws were amended and restated.

        At the effective time of the Merger, each outstanding share of our common stock not held by Tower, Merger Sub or us immediately before the Merger became automatically converted into and represented the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares.

        At the effective time of the Merger, all outstanding warrants to purchase shares of our common stock that were outstanding immediately prior to the effective time of the Merger became exercisable for Tower ordinary shares. Each such warrant to purchase shares of our common stock became a warrant to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the existing price of $5.00 divided by the exchange ratio of 1.8. Fractional ordinary shares of Tower are rounded up to the nearest whole number.

        At the effective time of the Merger, each holder of the Convertible Notes outstanding immediately prior to the effective time of the Merger received the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share. We entered into a second supplemental indenture, on September 19, 2008, with U.S. Bank, N.A. as trustee, reflecting these provisions relating to the consummation of the Merger.

        At the effective time of the Merger, all options to purchase shares of our common stock that were outstanding immediately prior to the effective time of the Merger, whether vested or unvested, became exercisable for Tower ordinary shares. Each option to purchase shares of our common stock outstanding at the effective time of the Merger became an option to purchase a number of Tower ordinary shares equal to 1.8 multiplied by the number of shares of our common stock that such option was exercisable for prior to the effective time, rounded down to the nearest whole number of Tower ordinary shares, and the per share exercise price of each option now equals the exercise price of such option divided by 1.8, rounded up to the nearest cent.

        Tower and Jazz have submitted the Merger for review by the Committee on Foreign Investment in the United States (“CFIUS”), a group of U.S. agencies that reviews foreign investments in U.S. companies for national security reasons pursuant to the Defense Production Act of 1950.  The review by CFIUS has not been completed as of the date of this report.

        In connection with the Merger, on September 19, 2008, we entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent, and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year secured asset-based revolving credit facility for the total amount of $55 million, including up to $10 million for letters of credit. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is September 19, 2011, unless earlier terminated. Loans under the facility will bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.25% to 0.75% or the LIBOR rate (as defined in the loan agreement) plus a margin ranging from 2% to 2.5% per annum. The facility is secured by all of our assets and the assets of the borrowers. Borrowing availability under the facility as of September 30, 2008 was $27.1 million in addition to outstanding borrowings of $14.0 million and $1.9 million in letters of credit committed under the facility on that date.

        Effective September 23, 2008 as a result of the Merger, we voluntarily delisted our common stock, warrants and units from trading on the American Stock Exchange. On October 14, we filed a Form 15 with the SEC terminating our registration under Section 12(g) of the Securities Exchange Act of 1934 as amended, or the Exchange Act, and suspending our duty to file reports under Sections 13 and 15(d) of the Exchange Act. In connection with existing contractual commitments, we continue to voluntarily file reports under Sections 13 and 15(d) of the Exchange Act.

        We have also incurred approximately $4.1 million in merger costs, which are included as part of operating expenses in the statement of operations from the period December 29, 2007 through September 18, 2008.

Critical Accounting Policies and Estimates

        Our critical accounting policies are documented in our 2007 Annual Report on Form 10-K. As a result of our merger with Tower on September 19, 2008 which has occurred since the filing of the 2007 Annual Report on Form 10-K, we are providing updates below of the critical accounting policies as follows:

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

        We did not conduct an impairment review as of September 30, 2008, due to the relatively short time period between the Merger consummation date and the period end date. We have not recognized any impairment loss for any long-lived or intangible asset as of September 30, 2008.

Impairment of Goodwill

        Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the Company to the underlying carrying value of our net assets, including goodwill. When the carrying amount of the Company exceeds its fair value, the implied fair value of the Company’s goodwill is compared with our carrying amount to measure the amount of impairment loss, if any. Management has not assessed impairment of goodwill as of September 30, 2008.

Accounting for Income Taxes

        We account for income taxes under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). SFAS No. 109 requires that we recognize in our consolidated financial statements:

—	deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or our tax returns; and

—	the amount of taxes payable or refundable for the current year.

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

        To determine the amount of taxes payable or refundable for the current year, we are required to estimate our income taxes. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained, which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as valuation allowances against deferred tax assets, reserves for tax contingencies, utilization of tax credits and changes in or interpretation of tax laws in jurisdictions where we conduct operations

        Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various tax authorities. We are not currently under examination. Currently, our net operating loss limitation for the change in ownership which occurred in September 2008 has not been determined and accordingly, the amount of our net operating losses which may be available to offset our future taxable income is unknown. The Company expects it will not be able to utilize a significant portion of its net operating loss carryforwards, potentially eliminating the vast majority of the entire future benefits of such net operating loss carryforwards. Due to the uncertainty regarding the ability to utilize our net operating loss carryforwards, we have currently not adjusted our deferred tax assets or liabilities to reflect in the purchase price associated with our acquisition by Tower. Once the information is available, the purchase accounting impact on the deferred tax assets and liabilities will be recognized and disclosed.

        We account for our unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). We recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

RESULTS OF OPERATIONS

        For the period from June 28, 2008 through September 18, 2008, we had a net loss of $8.4 million and for the period from September 19, 2008 through September 30, 2008, we had a net loss of $0.7 million compared to a net loss of $3.0 million for the three months ended September 28, 2007.

        For the period from December 29, 2007 through September 18, 2008, we had a net loss of $17.0 million and for the period from September 19, 2008 through September 30, 2008, we had a net loss of $0.7 million compared to a net loss of $27.3 million for the nine months ended September 28, 2007. The results for the nine months ended September 28, 2007 include the results of operations for Jazz Semiconductor only from February 17, 2007 through September 28, 2007. Our primary source of income prior to the consummation of our initial business combination with Jazz Semiconductor on February 16, 2007, was interest earned on the funds held in our trust account.

Pro Forma Financial Information

        The acquisition of Jazz Semiconductor on February 16, 2007 was our first business combination and subsequently we were acquired by Tower on September 19, 2008, and accordingly, we do not believe a comparison of the results of operations and cash flows for the period ended September 30, 2008 versus the nine months ended September 28, 2007 is particularly informative to our investors. In order to assist investors in better understanding the changes in our business between the nine months ended September 30, 2008 and September 28, 2007, we are presenting in the discussion below pro forma results for us and Jazz Semiconductor for the nine months ended September 30, 2008, as if our merger occurred on January 1, 2007. We derived the pro forma results from (i) our unaudited condensed consolidated financial statements for the period from December 29, 2007 to September 18, 2008 and for the period from September 19, 2008 to September 30, 2008 and (ii) our unaudited condensed consolidated financial statements for the nine months ended September 28, 2007 and of Jazz Semiconductor for the period from January 1, 2007 to February 16, 2007 (the date of the acquisition).

        The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of us or Jazz Semiconductor. The pro forma results exclude the write-off of in-process research and development and the merger costs that were expensed during the nine months ended September 30, 2008 and September 28, 2007. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for reduced depreciation and amortization expense as a result of the application of the purchase method of accounting.

        Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets and liabilities, based on various estimates of their respective fair values. We performed the valuation of all the assets and liabilities in accordance with SFAS No. 141, “Business Combinations.” The depreciation and amortization expense adjustments reflected in the pro forma results of operations are based on the preliminary valuation of our tangible and intangible assets described in Note 3 to our unaudited condensed consolidated financial statements.

	Pro Forma Statements of Operations (in thousands)
	Nine Months Ended September 30, 2008	Nine Months Ended September 28, 2007
	(unaudited)	(unaudited)

Net revenues	$141,019	$152,886
Cost of revenues	105,464	132,564

Gross profit (loss)	35,555	20,322
Operating expenses:
Research and development	9,035	12,703
Selling, general and administrative	13,312	15,564
Amortization of intangible assets	659	659

Total operating expenses	23,006	28,926

Income (loss) from operations	12,549	(8,604)
Net interest expense	(9,690)	(8,084)
Other income	2,101	2,729

Net income (loss)	$4,960	$(13,959)

Comparison of Nine Months Ended September 30, 2008 and September 28, 2007

Revenues

        Our revenues are generated principally from the sale of semiconductor wafers and in part from the sale of photomasks and other engineering services. Net revenues are net of provisions for returns and allowances. Revenues are categorized by technology group into specialty process revenues and standard process revenues. Specialty process revenues include revenues from wafers manufactured using our specialty process technologies–advanced analog CMOS, radio frequency CMOS or RF CMOS, high voltage CMOS, bipolar CMOS or BiCMOS, SiGe BiCMOS, and bipolar CMOS double-diffused metal oxide semiconductor or BCD, processes. Standard process revenues are revenues derived from wafers employing digital CMOS and standard analog process technologies.

        The following table presents pro forma net revenues for the nine months ended September 30, 2008 and September 28, 2007:

	Pro forma Net Revenues (in thousands, except percentages)
	Nine Months Ended September 30, 2008		Nine Months Ended September 28, 2007
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Specialty Process Revenues	$107,400	76.2	$120,023	78.5	$(12,623)	(10.5)
Standard Process Revenues	33,619	23.8	32,863	21.5	756	2.3

Net Revenues	$141,019	100.0	$152,886	100.0	$(11,867)	(7.8)

        On a pro forma basis, our net revenues decreased by $11.9 million or 7.8% to $141.0 million for the nine months ended September 30, 2008 compared to $152.9 million for the corresponding period in 2007. This decrease is the result of a $12.6 million or 10.5% decrease in specialty process net revenues to $107.4 million for the nine months ended September 30, 2008 from $120.0 million of specialty process revenues for the corresponding period in 2007 and a $0.8 million or 2.3% increase in standard process net revenues to $33.6 million for the nine months ended September 30, 2008 from $32.9 million of standard process revenues for the corresponding period in 2007.

        The decrease in specialty process revenues is primarily attributable to the change of customer mix and lower overall demand related to the weaker economy. Continued growth in demand from new smaller customers for specialty process products helped offset some of the weaker demand from larger customers.

        The marginal increase in standard process revenues is due to increased demand from a single large customer which more than offset decreased demand from other customers for the nine months ended September 30, 2008 compared to the corresponding period in 2007.

        The change in revenue mix of 76% specialty process revenues and 24% standard process revenues for the nine months ended September 30, 2008 compared to 79% and 21%, respectively, for the corresponding period in 2007, is largely the result of a decrease in specialty process revenues.

Cost of Revenues

        The following table presents pro forma cost of revenues for the nine months ended September 30, 2008 and September 28, 2007:

	Pro Forma Cost of Revenues (in thousands, except percentages)
	Nine Months Ended September 30, 2008		Nine Months Ended September 28, 2007
	Amount	% of Pro Forma Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Cost of revenues (not including depreciation & amortization of intangible assets)	$95,083	67.4	$122,183	79.9	$(27,100)	(22.2)
Cost of revenues - depreciation & amortization of intangible assets	10,381	7.4	10,381	6.8	--	--

Total cost of revenues	$105,464	74.8	$132,564	86.7	$(27,100)	(20.4)

        On a pro forma basis, our cost of revenues decreased by $27.1 million or 20.4% to $105.5 million for the nine months ended September 30, 2008, compared to $132.6 million for the corresponding period in 2007. Cost of revenues as a percentage of revenues decreased to 74.8% for the nine months ended September 30, 2008 compared to 86.7% for the corresponding period in 2007.

        The decrease in cost of revenues as a percentage of revenues was mainly due to higher fabrication capacity utilization and cost reduction efforts which resulted in lower labor and overhead costs for the nine months ended September 30, 2008 as compared to the corresponding period in 2007.

        The amortization of acquired technology and backlog has been allocated to cost of revenues and primarily relates to the developed technology acquired from the acquisition of Jazz on February 16, 2007.

Gross Profit

        The following table presents pro forma gross profit for the nine months ended September 30, 2008 and September 28, 2007:

	Pro Forma Gross Profit (in thousands, except percentages)
	Nine Months Ended September 30, 2008		Nine Months Ended September 28, 2007
	Amount	% of Pro Forma Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Gross profit	$35,555	25.2	$20,322	13.3	$15,233	75.0

        On a pro forma basis, our gross profit for the nine months ended September 30, 2008 was $35.6 million or 25.2% of pro forma net revenues compared to a gross profit of $20.3 million or 13.3% of pro forma net revenues for the corresponding period in 2007. The increase in gross profit of $15.2 million during the nine months ended September 30, 2008 is primarily attributed to lower labor and overhead costs as well as lower cost per unit sold which was the result of higher fabrication capacity utilization.

Operating Expenses

        The following table presents operating expenses for the nine months ended September 30, 2008 and September 28, 2007:

	Pro Forma Operating Expenses (in thousands, except percentages)
	Nine Months Ended September 30, 2008		Nine Months Ended September 28, 2007
	Amount	% of Pro Forma Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Research and development	$9,035	6.4	$12,703	8.3	$(3,668)	(28.9)
Selling, general and administrative	13,312	9.4	15,564	10.2	(2,252)	(14.5)
Amortization of intangible assets	659	0.5	659	0.4	--	--

Total operating expenses	$23,006	16.3	$28,926	18.9	$(5,920)	(20.5)

        On a pro forma basis, our operating expenses decreased by $5.9 million or 20.5% to $23.0 million for the nine months ended September 30, 2008 compared to $28.9 million for the corresponding period in 2007. The expense decrease is mainly attributed to lower research and development expenses for the nine months ended September 30, 2008. This reduction in cost is primarily the result of reduced labor and benefits costs in connection with management’s efforts to reduce operating expenses.

        Research & Development Expenses. Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes. On a pro forma basis, our research and development expenses decreased by $3.7 million or 28.9% to $9.0 million for the nine months ended September 30, 2008 compared to $12.7 million for the corresponding period in 2007. The decrease in expenses of $3.7 million is mainly attributed to:

—	$1.2 million lower labor and benefits costs realized from lower head count and cost reduction efforts;

—	$1.1 million lower other spending and changes in allocated expenses.

—	$0.9 million lower photomask purchases and engineering costs associated with less engineering activity;

—	$0.5 million lower amortization of in-process R&D and depreciation costs in 2008 than in 2007;

        Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, which includes the human resources, executive, finance, information technology and legal departments. These expenses also include fees for professional services, legal services and other administrative expenses associated with being a publicly-traded company. On a pro forma basis, our selling, general and administrative expenses decreased by $2.3 million or 14.5% to $13.3 million for the nine months ended September 30, 2008 compared to $15.6 million for the corresponding period in 2007. The decrease in expenses of $2.3 million is mainly attributed to:

—	$2.8 million lower labor and benefits costs associated with the reduction in personnel and the departure of the former chief executive officer of Jazz Semiconductor during the first quarter of 2007; offset by,

—	$0.5 million increase in bad debt reserve and other expenses.

        Amortization of Intangible Assets. Amortization of intangible assets of $0.7 million reflects the change in amortization expenses.

Interest and Other Expense, Net

        The following table presents interest and other expense, net for the nine months ended September 30, 2008 and September 28, 2007:

	Interest and Other Expense, Net (in thousands, except percentages)
	Nine Months Ended September 30, 2008		Nine Months Ended September 28, 2007
	Amount	% of Pro Forma Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Interest income	$64	0.0	$3,167	2.1	$(3,103)	(98.0)
Interest expense	(9,754)	(6.9)	(11,251)	(7.4)	1,497	(13.3)

Interest expense, net	(9,690)	(6.9)	(8,084)	(5.3)	(1,606)	19.9
Other income, net	2,101	1.5	2,729	(1.8)	(628)	(23.0)

Interest and other expense, net	$(7,589)	(5.4)	$(5,355)	(3.5)	$(2,234)	41.7

        Interest and other income for the nine months ended September 30, 2008 represents $0.3 million of net gain from the sale of equipment and $1.8 million of interest and other non-operating income. Interest expense for the nine months ended September 30, 2008 mainly represents interest on our Convertible Notes. Interest and other income for the nine months ended September 28, 2007 includes $3.2 million interest earned on the net proceeds of our initial public offering and the private placement of our Convertible Notes for the period from January 1, 2007 until the consummation of Jazz Semiconductor’s acquisition in February 2007 and $2.7 million of net gain realized from the purchase of $20.6 million in principal amount of our Convertible Notes at a discount. Interest expense for the nine months ended September 28, 2007 mainly represents interest on our Convertible Notes.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

        As of September 30, 2008, we had cash and cash equivalents of $10.4 million, borrowings of $14.0 million under our line of credit with Wachovia and had $27.1 million of additional availability under this credit line. Correspondingly for December 28, 2007, we had cash and cash equivalents of $10.6 million, borrowings of $8.0 million under our line of credit with Wachovia and had $37.1 million of additional availability under this credit line.

        Net cash provided by operating activities was $0.5 million for the period from September 19, 2008 through September 30, 2008. The primary categories of operating activities for that period include our net loss of $0.7 million, non-cash operating expenses of $3.3 million and the net use of funds from the changes in operating assets and liabilities of $2.1 million. Net cash provided by operating activities was $1.7 for the period from December 29, 2007 through September 18, 2008. The primary categories of operating activities for that period include our net loss of $17.0 million, non-cash operating expenses of $28.2 million and the net use of funds from the changes in operating assets and liabilities of $9.5 million. Net cash used by operating activities was $13.0 million during the first nine months of 2007. The primary categories of operating activities for the nine months ended September 28, 2007 include our net loss of $27.3 million, non-cash operating expenses of $28.0 million and the net use of funds from the changes in operating assets and liabilities of $13.7 million.

        Net cash used in investing activities was $0.3 million for the period from September 19, 2008 through September 30, 2008 and primarily represents capital purchases of equipment. Net cash used by investing activities was $3.6 million for the period from December 29, 2007 through September 18, 2008 and primarily represents capital purchases of equipment, net of sales proceeds. Net cash provided by investing activities was $128.2 million for the first nine months of 2007 and primarily represented the acquisition of Jazz Semiconductor. On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor for a net adjusted preliminary purchase price of $227.1 million in cash (net of $26.1 million of cash that was acquired) which was paid for by the release of $334.5 million held in trust and escrow accounts that represented the proceeds of our initial public offering and the convertible note private placement in December 2006. Capital purchases of equipment were $3.4 million for the first nine months of 2007. We also received net proceeds of $24.2 million from the sale of short term investments, net of purchases, during the first nine months of 2007.

        Net cash provided by financing activities was $6.7 million for the period from September 19, 2008 through September 30, 2008 and includes $7.0 million of additional net borrowings from our line of credit and $0.3 million payment of fees associated with the amendment of line of credit. Net cash used by financing activities was $5.2 million for the period from December 29, 2007 through September 18, 2008 and includes $1.0 million of net repayment into our line of credit, $4.1 million paid to purchase $5.0 million in principal amount of Convertible Notes, and $0.1 million payment of fees associated with the line of credit and debt offering. Net cash used by financing activities was $104.9 million for the first nine months of 2007 and represents a combination of $33.2 million of payments to common stockholders who elected to convert their shares into cash in connection with our initial public offering and $44.3 million of funds used to repurchase common stock, warrants, units and unit purchase options during the first nine months of 2007. In addition, funds were also used for the payment of fees of $10.1 million associated with the acquisition and the debt offering. We also used $17.2 million to purchase $20.6 million in principal amount of Convertible Notes.

        On January 11, 2007, we announced that our Board of Directors authorized a stock and warrant repurchase program under which we could purchase up to $50 million of our common stock and warrants through July 15, 2007. On July 18, 2007, this program was extended until October 15, 2007. On November 2, 2007, we announced that the amount had been increased to $52 million and the stock and warrant repurchase program had been further extended to January 15, 2008, on which date it expired. As of December 28, 2007, we had repurchased securities worth $50.3 million under this program. There were no repurchases made during the first nine months of 2008 or subsequently to the date of this report.

        As of September 30, 2008 and September 28, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We believe, based on our current plans and current levels of operations, that our cash from operations, together with cash and cash equivalents, and available line of credit, will be sufficient to fund our operations for at least the next 12 months. Poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we would expect. We would expect to raise funds for these purposes through debt or equity transactions as appropriate. There can be no assurances that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our stockholder.

        Convertible Notes

        On December 19, 2006 and December 21, 2006, we completed private placements of $166.8 million aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at a rate of 8% per annum payable semi-annually on each June 30 and December 31, beginning on June 30, 2007. We may redeem the Convertible Notes on or after December 31, 2009 at agreed upon redemption prices, plus accrued and unpaid interest. The holders of the Convertible Notes have the option to convert the Convertible Notes into Tower ordinary shares based on an implied conversion price of $4.07 per Tower ordinary share.

        During the first nine months of 2008, we purchased on the open market $5.0 million in principal amount of our Convertible Notes for a total purchase price of $4.1 million. The Convertible Notes were purchased at a discount to their face value, including prepayment of interest. As of September 30, 2008, $128.2 million in principal amount of Convertible Notes remained outstanding.

        Wachovia Line of Credit

        On September 19, 2008, we entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year secured asset-based revolving credit facility for the total amount of $55 million, including up to $10 million for letters of credit. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is September 19, 2011, unless earlier terminated. Loans under the facility will bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.25% to 0.75% or the LIBOR rate (as defined in the loan agreement) plus a margin ranging from 2% to 2.5% per annum. The facility is secured by all of our assets and the assets of the borrowers. Borrowing availability under the facility as of September 30, 2008 was $27.1 million in addition to outstanding borrowings of $14.0 million and $1.9 million in letters of credit committed under the facility on that date.

        The loan agreement contains customary covenants and other terms, including covenants based on EBITDA (as defined in the loan agreement). In addition, the loan agreement contains customary events of default including the following: nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default; bankruptcy; material judgments; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control. If any event of default occurs, Wachovia may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the loan agreement would result in an increase in the interest rate on any amounts outstanding.

        Acquisition Contingent Payments

        As part of the acquisition of Jazz Semiconductor, we acquired a 10% interest in HHNEC (Shanghai Hua Hong NEC Electronics Company, Ltd.). This investment is valued at $24.3 million which is the fair value based upon the application of the purchase method of accounting on the date of our acquisition by Tower but carried at $17.1 million as we are obligated to pay additional amounts to former stockholders of Jazz Semiconductor if we realize proceeds in excess of $10 million from a liquidity event during the three-year period following the completion of the acquisition of Jazz Semiconductor. In that event, we will pay the former Jazz Semiconductor stockholders an amount equal to 50% of the proceeds over $10 million.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

        Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes In Internal Control Over Financial Reporting

        As a result of the Merger, there were some changes during the period ended September 30, 2008 in management personnel responsible for establishing and maintaining adequate internal control over financial reporting for the Company; however, there were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Later, LSI moved to amend the ITC complaint to add the Company, Tower and three other corporations as additional respondents. Jazz, Tower and the other three corporations were added as additional respondents in the ITC action in October 2008. We are still assessing the merits of this action and cannot predict the outcome of this proceeding or provide an estimate of any possible losses. Any litigation could be costly, divert our management’s attention and could have a material and adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company intends to vigorously defend the litigation.

Item 1A. Risk Factors

        Our risk factors are documented in Item 1A of Part I of our 2007 Annual Report on Form 10-K. As a result of our merger with Tower on September 19, 2008 and other developments which have occurred since the filing of the 2007 Annual Report on Form 10-K, we are providing updates below of the risk factors as follows:

Current economic conditions may adversely affect the Company’s results.

        Current uncertainty in global economic downturn, the prevailing market conditions in the semiconductor industry (including global decreased demand, downward price pressure, excess inventory and available capacity) including the recent disruption in financial and credit markets, pose a risk to the overall economy that could impact consumer and customer demand for our and our customers’ products, as well as our commercial relationships with our customers, suppliers, and creditors, including our lenders. If the current situation continues or worsens significantly, our business could be negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets, which could reduce our revenues or our ability to collect our accounts receivable and have a material adverse effect on our financial condition and results of operations. The Company is working to mitigate the potential effects of this downturn, through several measures, including the execution of a cost reduction plan and exploring measures to obtain funds from different sources.

Risks Related to Jazz’s Securities after the Merger

The price of Tower’s ordinary shares is volatile.

        Pursuant to the merger agreement with Tower, each share of Jazz common stock became automatically converted into and represented the right to receive 1.8 ordinary shares of Tower, which is traded on the NASDAQ stock exchange. The price of Tower’s common stock is volatile, and may fluctuate due to factors such as:

—	actual or anticipated fluctuations in quarterly and annual results;

—	mergers, consolidations and strategic alliances in the semiconductor industry;

—	market conditions in the semiconductor industry;

—	our earnings estimates and those of our publicly held competitors; and

—	the general state of the stock markets.

        The semiconductor industry has been highly unpredictable and volatile. The market for ordinary common shares of companies in this industry may be equally volatile. Tower’s ordinary shares are currently traded at prices lower than the price of Tower’s ordinary shares as of the effective time of the merger on September 19, 2008 and may continue to be traded in such prices or lower.

Outstanding Jazz warrants and convertible notes prior to the merger are exercisable into Tower ordinary shares. An exercise of those warrants or convertible notes would increase the number of shares eligible for future resale in the public market and could result in dilution to stockholders. This might have an adverse effect on the market price of Tower’s ordinary shares.

        Under the merger agreement with Tower, each such warrant to purchase shares of our common stock which was outstanding immediately prior to the merger became a warrant to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the existing price of $5.00 divided by the merger’s exchange ratio of 1.8. These warrants generally are anticipated to be exercised only if the $2.78 per share exercise price is below the market price of Tower’s ordinary shares. In addition, under the merger agreement with Tower, our convertible notes became convertible into the number of ordinary shares of Tower equal to 1.8 multiplied by the number of shares of our common stock that such holder would have been entitled to receive if the convertible note was converted immediately prior to the effective time of the merger. For example, each $1,000 in original principal amount of Jazz convertible notes became convertible into 245.57 Tower ordinary shares, representing an implied conversion price of approximately $4.07 per Tower ordinary share, which is equal to the existing implied conversion price of $7.33 per share of Jazz common stock, divided by the exchange ratio of 1.8.To the extent our warrants are exercised or our convertible notes are converted, additional Tower ordinary shares will be issued, which will result in dilution to Tower’s stockholders and increase the number of shares eligible for resale in the public market.

The outstanding warrants and convertible notes may be redeemed at a time that is disadvantageous to the holders of those warrants or convertible notes.

        Pursuant to the merger agreement, all of the warrants to purchase Jazz common stock that were outstanding immediately prior to the effective time of the merger became exercisable for Tower ordinary shares. Tower may redeem the warrants at any time after the warrants become exercisable in whole and not in part, at a price of $0.0055 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of Tower’s ordinary shares equals or exceeds $4.72 per share for any 20 trading days within a 30 trading day period ending three business days before Tower sends the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereof at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. On or after December 31, 2009, we may redeem some or all of our convertible notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 2% in the year beginning December 31, 2009 until December 31, 2010 and 0% thereafter. Redemption of the convertible notes could force the note holders to convert the convertible notes at the then conversion rate at a time when it may be disadvantageous for the holders to do so or accept the redemption price for the convertible notes.

Risk Related to a Dispute between a Jazz Stockholder and that Stockholder’s Lenders

        On February 1, 2008, we received notice that certain lenders were purporting to foreclose on collateral securing loans made to Acquicor Management LLC, an entity owned in part and controlled by Gilbert F. Amelio, Jazz’s former Chairman and Chief Executive Officer. The collateral consists of approximately 2.3 million shares of Jazz common stock owned by Acquicor Management LLC. Acquicor Management LLC subsequently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Central District of California and filed complaints in that court alleging various claims against the lenders. The bankruptcy case was dismissed on October 9, 2008, but Jazz understands that the dispute between the lenders and Acquicor Management LLC potentially remains unresolved. Jazz was not a party to those legal proceedings, and we believe that this is a dispute between a stockholder and its lenders that should not involve Jazz. However, no assurances can be given that the dispute will not impact us, either due to diversion of management attention or attempts by the parties to involve Jazz. We would intend to defend vigorously any claims against Jazz arising out of this dispute if any claims against Jazz were to be asserted.

U.S. Regulatory Risks in connection with the merger of Jazz with Tower

        Jazz’s merger with Tower was submitted for review by the Committee on Foreign Investment in the United States (“CFIUS”), a group of U.S. agencies that reviews foreign investments in U.S. companies for national security reasons pursuant to the Defense Production Act of 1950.  The review by CFIUS has not been completed and continues following the closing of the merger. In connection with the CFIUS review or investigation, CFIUS may ask that Tower and Jazz enter into a mitigation agreement or other arrangement with CFIUS to address any national security concerns CFIUS may have. Such mitigation agreement or other arrangement might delay or restrict Tower’s and Jazz’s ability to maximize synergies from the merger including the ability to maximize cost reduction synergies, cross sales synergies and other synergistic benefits. In an extreme case, the President of the United States of America is empowered to seek divestiture by Tower of a portion or all of Jazz’s business if the President concludes that ownership by Tower of such business threatens to impair U.S. national security. While it is unlikely that all of Jazz would be required to be divested, we cannot assure you that the CFIUS review will conclude without any mitigation or even divestiture being mandated by CFIUS.

        In addition, Tower and Jazz are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any foreign ownership, control or influence over the operations of Jazz in order to counter any concerns that the DSS may have with respect to Tower’s ownership of Jazz relating to potential unauthorized access to classified information or adverse impact on the performance of classified contracts. In order to safeguard classified information, it is expected that the DSS will require that Jazz be operated under a Special Security Agreement (“SSA”). The SSA may place certain security related restrictions on Jazz, including restrictions on the composition of Jazz’s board of directors, the separation of certain employees and operations, as well as restrictions on control by Tower on the flow of certain information. The provisions contained in the SSA may limit the projected cost reduction and cross sales related synergies and other benefits to be realized from the merger.

Risks Relating to Jazz Following the Merger

There is no assurance that Tower and Jazz will realize the anticipated cost savings, revenue enhancements andother benefits expected from the merger, which could adversely affect Jazz’s operations.

        Tower and Jazz entered into the merger agreement with the expectation that the merger will potentially create opportunities to achieve cost savings and revenue synergies from cross sales opportunities and to achieve other synergistic benefits. Delays encountered by Tower and Jazz in the integration process could postpone or lower expectations with regard to revenues, expenses, operating results and financial condition of Tower and Jazz. Although Tower and Jazz expect significant benefits to result from the merger, there can be no assurance that each of Tower and Jazz will actually realize these anticipated benefits and the timing of such realization.

        Achieving the benefits of the merger will depend in part upon meeting the challenges inherent in the successful combination and integration of business enterprises of the size and scope of Tower and Jazz and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that Tower and Jazz will meet these challenges and that such diversion will not negatively affect Jazz’s operations.

Uncertainties associated with the merger may cause key employees to resign and may otherwise materiallyadversely affect the future business and operations of Jazz.

        Each of Jazz’s and Tower’s success after the merger will depend in part upon the ability of each of Tower and Jazz to retain their respective key employees. Competition for qualified personnel can be intense. Current and prospective employees of Jazz may experience uncertainty about their post-merger roles following the merger. This may materially adversely affect the ability of Jazz to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Tower or Jazz following the merger. Accordingly, no assurance can be given that each of Tower and Jazz will be able to attract or retain key employees to the same extent that it has been able to attract or retain employees in the past.

        Technological innovation is important to each of Tower and Jazz’s success and depends, to a significant degree, on the work of technically skilled employees. Competition for the services of these employees is vigorous. Jazz cannot provide assurance that it will be able to attract and retain these employees. If, following the merger, each of Tower and Jazz is unable to attract and retain technically skilled employees, each of Tower’s and Jazz’s competitive position could be materially adversely affected.

Jazz has a large amount of debt which could have significant negative consequences.

        Jazz has a large amount of debt, which could have significant negative consequences. Jazz’s indebtedness as of September 30, 2008 is approximately $142 million, comprised of approximately $128 million par value of convertible notes and $14 million borrowing under the Wachovia line of credit. Said indebtedness could have significant negative consequences, including:

—	requiring the dedication of a substantial portion of Jazz's expected cash flow from operations to service its indebtedness;

—	increasing Jazz's vulnerability to general adverse economic and industry conditions;

—	limiting Jazz's ability to obtain additional financing;

—	limiting Jazz's flexibility in planning for, or reacting to, changes in its business and the industry in which they compete;

—	placing Jazz at a competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources; and/or

—	affecting Jazz's ability to make interest payments and other required debt service its indebtedness.

Each of Tower’s and Jazz’s business requires a significant amount of cash, and Jazz may require additional sources of funds if each company’s sources of liquidity are unavailable or insufficient to fund its respective operations.

        The working capital requirements and cash flows of each of Tower and Jazz have historically been, and following the merger the working capital requirements and cash flows of Jazz continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. If each of Tower and Jazz is unable to manage fluctuations in cash flow, its business, operating results and financial condition may be materially adversely affected. Factors which could lead each of Tower and Jazz to suffer cash flow fluctuations include:

—	the level of sales;

—	the collection of receivables;

—	the timing and size of capital expenditures; and

—	the servicing of financing obligations.

        In order to finance Jazz’s business, each of Jazz and Tower expect Jazz to use available cash and investments and existing credit facilities as well as other sources of financing.

        Neither Tower nor Jazz can provide any assurance that such funding will be available on satisfactory terms. If each of Tower and Jazz were to incur higher levels of debt, this would require a larger proportion of its respective operating cash flow to be used to pay principal and interest on its respective indebtedness. The increased use of cash to pay indebtedness could leave each of Tower and Jazz with insufficient funds to finance its respective operating activities and capital expenditures, which could have a material adverse effect on Jazz.

Item 4.	Submission of Matters to a Vote of Security Holders.

        We held a Special Meeting of Stockholders on September 17, 2008. At the meeting, stockholders voted in favor of the approval and adoption of the Agreement and Plan of Merger and Reorganization with Tower Semiconductor Ltd. As certified by the duly appointed and sworn inspector of elections:

There were present at said meeting, in person or by proxy, stockholders holding 12,697,881 shares of common stock, equal to 66.7% of all such shares outstanding and entitled to vote, which constituted a quorum for the conduct of business at the meeting.

	For	Withheld	Abstained

The vote for the approval and adoption of the Agreement and Plan	12,572,901	114,222	10,758

Item 6.	Exhibits.

Number	Description

3.1	Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2008.

3.2	Amended and Restated Bylaws

4.1	Second Supplemental Indenture by and among the Registrant, Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association, dated as of September 19, 2008 - Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on September 25, 2008.

4.2	Assumption Agreement by and among the Registrant, Tower Semiconductor, Ltd. and Continental Stock Transfer & Trust Company, dated as of September 19, 2008 - Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on September 25, 2008.

10.1	Second Amended and Restated Loan and Security Agreement by and among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2008.

31.1	Certification by Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board of Directors and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008
JAZZ TECHNOLOGIES, INC. By: /s/ RUSSELL C. ELLWANGER —————————————— RUSSELL C. ELLWANGER Chairman of the Board of Directors (Principal Executive Officer)

By: /s/ SUSANNA H. BENNETT —————————————— SUSANNA H. BENNETT Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2008.

3.2	Amended and Restated Bylaws

4.1	Second Supplemental Indenture by and among the Registrant, Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association, dated as of September 19, 2008 - Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on September 25, 2008.

4.2	Assumption Agreement by and among the Registrant, Tower Semiconductor, Ltd. and Continental Stock Transfer & Trust Company, dated as of September 19, 2008 - Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on September 25, 2008.

10.1	Second Amended and Restated Loan and Security Agreement by and among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2008.

31.1	Certification by Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chairman of the Board of Directors and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.