Form 10-K
period 2008-12-31
Jazz Technologies, Inc.
filed 2009-02-23
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32832

Jazz Technologies, Inc.*
(Exact name of registrant as specified in its charter)

Delaware	20-3320580
(State of incorporation)	(I.R.S. Employer Identification No.)

4321 Jamboree Road,
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 435-8000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Note: As a voluntary filer not subject to the filing requirements, the Registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: Not Applicable

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Aggregate market value of the common equity held by non-affiliates of the Registrant: Not Applicable The number of shares outstanding of the registrant’s common stock: Not Applicable

*	Jazz Technologies, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

JAZZ TECHNOLOGIES, INC.

FORM 10-K

Year Ended December 31, 2008

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        Some of the information contained or incorporated by reference in this current report constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

—	discuss future expectations;

—	contain projections of future results of operations or financial condition; or

—	state other “forward-looking” information.

        We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed or incorporated by reference in this current report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

—	the amount of cash on hand available to us;

—	our business strategy;

—	outcomes of government reviews, inquiries, investigations and related litigation;

—	continued compliance with government regulations;

—	legislation or regulatory environments, requirements or changes adversely affecting the business in which we are engaged;

—	fluctuations in customer demand;

—	management of rapid growth; and

—	general economic conditions.

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

        You should be aware that the occurrence of the events described in the “Risk Factors” portion of this annual report, the documents incorporated herein and our other SEC filings could have a material adverse effect on our business, prospects, financial condition and operating results.

Part I

Item 1. Business

Overview

        Jazz Technologies, Inc. is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. We believe our specialty process technologies attract customers who seek to produce analog and mixed-signal semiconductor devices that are smaller and more highly integrated, power-efficient, feature-rich and cost-effective than those produced using standard process technologies. Our customers’ analog and mixed-signal semiconductor devices are designed for use in products such as cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems. As used in this annual report, “we,” “us,” “our,” “Jazz,” the “Company” and words of similar import refer to Jazz Technologies, Inc. and “Jazz Semiconductor” refers solely to Jazz Semiconductor, Inc., except that, references to the “Company” in the 2006 financial statements for Jazz Semiconductor, Inc., do not refer to Jazz Technologies, Inc., but solely to Jazz Semiconductor Inc. References to “the Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to “the Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

Organization

        Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. was incorporated in Delaware on August 12, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses in the technology, multimedia or networking sectors, which we accomplished through the acquisition of Jazz Semiconductor in February 2007.

        On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor for $262.4 million in cash, and acquired, as part of the assets of Jazz Semiconductor, $26.1 million in cash. The accompanying consolidated financial statements for the year ended December 28, 2007 include the results of operations for Jazz Semiconductor following the date of acquisition. The acquisition was accounted for under the purchase method of accounting in accordance with United States (U.S.) generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz Semiconductor was treated as the “acquired” company. In connection with the acquisition, we adopted Jazz Semiconductor’s fiscal year. In July 2007, we entered into an agreement with the former Jazz Semiconductor’s stockholders that reduced the purchase price by $9.3 million to $253.1 million.

        Prior to March 12, 2002, Jazz Semiconductor’s business was Conexant Systems, Inc.‘s (“Conexant”) Newport Beach, California semiconductor fabrication operations. Jazz Semiconductor’s business was formed upon Conexant’s contribution of those fabrication operations to its wholly-owned subsidiary, Newport Fab, LLC and Conexant’s contribution of Newport Fab, LLC to Jazz Semiconductor, together with a cash investment in Jazz Semiconductor by affiliates of The Carlyle Group.

        Merger with Tower

        On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), which provided for Merger Sub to merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Tower.

        At a special meeting of the Company’s stockholders held on September 17, 2008, the requisite majority of the Company’s stockholders voted in favor of the Merger, which was effectively consummated on September 19, 2008. Under the terms of the Merger, Tower acquired all of the outstanding shares of Jazz in a stock-for-stock transaction. Each share of the Company’s common stock not held by Tower, Merger Sub or the Company was automatically converted into and represents the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares. In addition, on September 19, 2008, upon completion of the Merger, the Company’s common stock was delisted from the American Stock Exchange. As a result of the Merger, Tower is the only registered holder of the Company’s common stock and a change in control occurred. The Merger was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company. In connection with this Merger, the Company adopted Tower’s fiscal year for reporting purposes.

Jazz’s Industry

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

        Evolution of the Semiconductor Industry and the Success of Foundries

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

        The increased cost and skills required for designing and manufacturing complex semiconductors fueled the growth of three segments of the semiconductor industry:

—	fabless semiconductor companies that design and market semiconductors;

—	foundries that manufacture semiconductor wafers; and

—	packaging and test companies that encapsulate and test semiconductors.

        Use of external manufacturing capacity allows IDMs to reduce their investment in their existing and next-generation manufacturing facilities and process technologies and gain access to manufacturing process technologies and production capacity they do not possess.

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

        Integrating analog and digital components on a single, mixed-signal semiconductor enables smaller and more highly integrated, power-efficient, feature-rich and cost-effective semiconductor devices but presents significant design and manufacturing challenges. For example, combining high-speed digital circuits with sensitive analog circuits on a single, mixed-signal semiconductor can increase electromagnetic interference and power consumption, both of which cause a higher amount of heat to be dissipated and decrease the overall performance of the semiconductor. Challenges associated with the design and manufacture of mixed-signal semiconductors increase as the industry moves toward more advanced process geometries. As a result, analog and mixed-signal semiconductors can be complex to manufacture and typically require sophisticated design expertise and strong application specific experience and intellectual property.

        Manufacturers may also need to make a significant investment in specialty process technologies to manufacture these semiconductors. Specialty process technologies enable greater analog content and can reduce the die size of an analog or mixed-signal semiconductor, thereby increasing the number of dies that can be manufactured on a wafer and reducing final die cost. In addition, specialty process technologies can enable increased performance, superior noise reduction and improved power efficiency of analog and mixed-signal semiconductors compared to traditional standard CMOS processes. These specialty process technologies include advanced analog CMOS, radio frequency CMOS (RF CMOS), high voltage CMOS, bipolar CMOS (BiCMOS), silicon germanium BiCMOS (SiGe BiCMOS), and bipolar CMOS double-diffused metal oxide semiconductor (BCD).

Jazz’s Solution

        Jazz is an independent semiconductor foundry, providing specialty process technologies, design solutions and application knowledge for the manufacture of analog and mixed-signal semiconductors. Key elements of its solution are as follows:

—	Jazz offers an independent and focused source for the manufacture of semiconductors using specialty process technologies. Most other independent foundries focus on standard process technologies, rather than specialty process technologies. Some IDMs offer specialty process foundry services but also manufacture their own semiconductor products, which may be competitive with the products of their potential customers who seek these services. Jazz combines the benefits of independence with a focus on specialty process technologies.

—	Jazz offers a specialized design platform for analog and mixed-signal semiconductors. Jazz’s design engineering support team assists its customers with their advanced designs by leveraging Jazz’s application knowledge and experience to help guide their technology selection and design implementation. Jazz’s sophisticated design tools and services are specifically tailored to meet analog and mixed-signal design needs, and include specialized device modeling and characterization features that allow simulation of a variety of real world situations, including different temperatures, power levels and speeds.

—	Jazz offers a broad range of specialty process technologies. Jazz’s specialty process technology portfolio includes advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS and SiGe BiCMOS processes. In addition to these specialty process technologies, Jazz has recently begun to offer BCD processes optimized for analog semiconductors such as power management, high efficiency audio amplification, and optical driver integrated circuits. The breadth of Jazz’s portfolio allows it to offer its customers a wide range of solutions to address their high-performance, high-density, low-power and low-noise requirements for analog and mixed-signal semiconductors. Jazz benefits from the development of specialty process technologies by Conexant and its predecessor, Rockwell Semiconductor Systems, over a period of 35 years.

—	Jazz is a leader in high-performance SiGe process technologies. Jazz offers high performance 150 GHz 0.18 micron SiGe BiCMOS technology, which Jazz believes is one of the most advanced SiGe process technologies in production today. In addition, Jazz recently announced the availability of 200 GHz 0.18 micron SiGe BiCMOS technology. Analog and mixed-signal semiconductors manufactured with SiGe BiCMOS process technologies can be smaller, require less power and provide higher performance than those manufactured with standard CMOS processes. Moreover, SiGe BiCMOS process technologies allow for higher levels of integration of analog and digital functions on the same mixed-signal semiconductor device.

Jazz’s Strategy

        Key elements of Jazz’s strategy are as follows:

—	Further strengthen Jazz’s position in specialty process technologies for the manufacture of analog and mixed-signal semiconductors. Jazz is continuing to invest in its portfolio of specialty process technologies to address the key product attributes that make its customers’ products more competitive.

—	Target large, growing and diversified end markets. Jazz targets end markets characterized by high growth and high performance for which it believes its specialty process technologies have a high value proposition, including the wireless and high-speed wireline communications, consumer electronics, automotive and industrial markets. For example, Jazz believes that its specialty process technologies can provide performance and cost advantages over current CMOS solutions in the integration of power amplifiers with RF transceivers for wireless local area networking applications.

—	Continue to diversify Jazz’s customer base. Jazz intends to continue to grow and diversify its business by attracting new customers and expanding its customer base.

—	Maintain capital efficiency by leveraging its capacity and manufacturing model. Jazz seeks to maximize the utilization of its Newport Beach, California manufacturing facility and leverage its manufacturing suppliers’facilities in China to maintain cost-effective manufacturing. Jazz can typically increase its specialty process technology capacity and meet its customer performance requirements using adapted semiconductor process equipment sets that are typically one or two generations behind leading-edge digital CMOS process equipment. This typically allows Jazz to acquire lower-cost semiconductor process equipment to operate its Newport Beach, California fab. Jazz is also able to access additional capacity cost-effectively through supply and licensing agreements, such as those with Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”) and Shanghai Hua Hong NEC Electronics Company Ltd (“HHNEC”).

Jazz’s Standard Process Technologies

        Jazz refers to its digital CMOS and standard analog CMOS process technologies as standard process technologies. Digital CMOS process technologies are the most widely used process technologies in the semiconductor industry because they require less power than other technologies for digital functions and allow for the dense placement of digital circuits onto a single semiconductor, such as a graphics or baseband processor. Jazz currently has digital CMOS processes in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and has announced availability of a 0.13 micron process. These digital CMOS process technologies form the baseline for Jazz’s standard analog CMOS processes.

        Standard analog CMOS process technologies have more features than digital CMOS process technologies and are well suited for the design of low-frequency analog and mixed-signal semiconductors. These process technologies generally incorporate basic passive components, such as capacitors and resistors, into a digital CMOS process. Jazz currently has standard analog CMOS processes in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and has announced availability of a 0.13 micron process. These standard analog CMOS process technologies form the baseline for Jazz’s specialty process technologies.

Jazz’s Specialty Process Technologies

        Jazz refers to its advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS, SiGe BiCMOS and BCD process technologies, as specialty process technologies. Most of Jazz’s specialty process technologies are based on CMOS processes with added features to enable improved size, performance and cost characteristics for analog and mixed-signal semiconductors. Products made with Jazz’s specialty process technologies are typically more complex to manufacture than products made using standard process technologies employing similar line widths. Generally, customers who use Jazz’s specialty process technologies cannot easily move designs to another foundry because the analog characteristics of the design are dependent upon its implementation of the applicable process technology. The relatively small engineering community with specialty process know-how has also limited the number of foundries capable of offering specialty process technologies. In addition, the specialty process design infrastructure is complex and includes design kits and device models that are specific to the foundry in which the process is implemented and to the process technology itself.

        Jazz’s advanced analog CMOS process technologies have more features than standard analog CMOS process technologies and are well suited for higher performance or more highly integrated analog and mixed-signal semiconductors, such as high-speed analog-to-digital or digital-to-analog converters and mixed-signal semiconductors with integrated data converters. These process technologies generally incorporate higher density passive components, such as capacitors and resistors, as well as improved active components, such as native or low voltage devices, and improved isolation techniques, into standard analog CMOS process technologies. Jazz currently has advanced analog CMOS process technologies in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and has announced the availability of a 0.13 micron process. These advanced analog CMOS processes form the baseline for Jazz’s other specialty process technologies.

        Jazz’s RF CMOS process technologies have more features than advanced analog CMOS process technologies and are well suited for wireless semiconductors, such as highly integrated wireless transceivers, power amplifiers, and television tuners. These process technologies generally incorporate integrated inductors, high performance variable capacitors, or varactors, and RF laterally diffused metal oxide semiconductors into an advanced analog CMOS process technology. In addition to the process features, Jazz’s RF offering includes design kits with RF models, device simulation and physical layouts tailored specifically for RF performance. Jazz currently has RF CMOS process technologies in 0.25 micron and 0.18 micron and has announced availability of a 0.13 micron process. These RF CMOS process technologies form the baseline for Jazz’s other specialty process technologies.

        Jazz’s high voltage CMOS and BCD process technologies have more features than advanced analog CMOS processes and are well suited for power and driver semiconductors such as voltage regulators, battery chargers, power management products and audio amplifiers. These process technologies generally incorporate higher voltage CMOS devices such as 5V, 8V, 12V and 40V devices, and, in the case of BCD, bipolar devices, into an advanced analog CMOS process. Jazz currently has high voltage CMOS offerings in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron, and BCD offerings in 0.5 micron. Jazz is working on extending the high voltage options to include a 0.35 micron BCD process technology and 60V capabilities in the future to enable higher levels of analog integration at voltage ranges that are suitable for automotive electronics and line power conditioning for consumer devices.

        Jazz’s BiCMOS process technologies have more features than RF CMOS process technologies and are well suited for RF semiconductors such as wireless transceivers and television tuners. These process technologies generally incorporate high-speed bipolar transistors into an RF CMOS process. The equipment requirements for BiCMOS manufacturing are specialized and require enhanced tool capabilities to achieve high yield manufacturing. Jazz currently has BiCMOS process technologies in 0.35 micron.

        Jazz’s SiGe BiCMOS process technologies have more features than BiCMOS processes and are well suited for more advanced RF semiconductors such as high-speed, low noise, highly integrated multi-band wireless transceivers, television tuners and power amplifiers. These process technologies generally incorporate a silicon germanium bipolar transistor, which is formed by the deposition of a thin layer of silicon germanium within a bipolar transistor, to achieve higher speed, lower noise, and more efficient power performance than a BiCMOS process technology. It is also possible to achieve speeds using SiGe BiCMOS process technologies equivalent to those demonstrated in standard CMOS processes that are two process generations smaller in line-width. For example, a 0.18 micron SiGe BiCMOS process is able to achieve speeds comparable to a 90 nanometer RF CMOS process. As a result, SiGe BiCMOS makes it possible to create analog products using a larger geometry process technology at a lower cost while achieving similar or superior performance to that achieved using a smaller geometry standard CMOS process technology. The equipment requirements for SiGe BiCMOS manufacturing are similar to the specialized equipment requirements for BiCMOS. Jazz has developed enhanced tool capabilities in conjunction with large semiconductor tool suppliers to achieve high yield SiGe manufacturing. Jazz believes this equipment and related process expertise makes Jazz one of the few silicon manufacturers with demonstrated ability to deliver SiGe BiCMOS products. Jazz currently has SiGe BiCMOS process technologies at 0.35 micron and 0.18 micron and is developing a 0.13 micron SiGe BiCMOS process.

        Jazz continues to invest in technology that helps improve the performance and integration level and reduce the cost of analog and mixed-signal products. This includes improving the density of passive elements such as capacitors and inductors, improving the analog performance and voltage handling capability of active devices, and integrating advanced features in Jazz’s specialty CMOS processes that are currently not readily available. Examples of such features currently under development include technologies aimed at integrating micro-electro-mechanical-system (MEMS) devices with CMOS, adding silicon-on-insulator (SOI) substrates to enable increased integration of RF and analog functions on a single die and scaling the features Jazz offers today to the 0.13 micron process technology.

Manufacturing

        Jazz has placed significant emphasis on achieving and maintaining a high standard of manufacturing quality. Jazz seeks to enhance its production capacity for its high-demand specialty process technologies and to design and implement manufacturing processes that produce consistently high manufacturing yields. Jazz’s production capacity in each of its specialty process technologies enables Jazz to provide its customers with volume production, flexibility and quick-to-market manufacturing services. All of Jazz’s process research and development is performed in its manufacturing facility in Newport Beach, California.

        Capacity

        Jazz currently has the capacity in its Newport Beach, California fab to commence the fabrication process for approximately 16,000 standard CMOS eight-inch equivalent wafers per month based on 27 photo masking layers, however, the capacity varies as a function of the process technology and product mix being manufactured because certain processes require more processing steps than others. Jazz has the ability to rapidly change the mix of production processes in use in order to respond to changing customer needs and maximize utilization of the fab.

        Jazz also plans to seek opportunities to add manufacturing capacity outside of this facility as needed by expanding its existing manufacturing supply relationships, entering into new relationships with other manufacturers or acquiring existing manufacturing facilities. Consistent with this strategy, Jazz has entered into supply agreements with each of ASMC and HHNEC, two of China’s leading silicon semiconductor foundries. These agreements are designed to provide Jazz with low-cost, scalable production capacity and multiple locations sourcing for its customers. To date, Jazz has not utilized significant capacity from its manufacturing suppliers.

        Raw Materials

        Jazz’s manufacturing processes use highly specialized materials, including semiconductor wafers, chemicals, gases and photomasks. These raw materials are generally available from several suppliers. However, Jazz often selects one vendor to provide it with a particular type of material in order to obtain preferred pricing. In those cases, Jazz generally also seeks to identify, and in some cases qualify, alternative sources of supply.

        Jazz has agreements with several key material suppliers under which they hold similar levels of inventory at Jazz’s warehouse and fab for its use. Jazz is not under any obligation under these agreements to purchase raw material inventory that is held by its vendors at its site until Jazz actually uses it, unless Jazz holds the inventory beyond specified time limits.

        Quality Control

        Jazz seeks to attract and retain leading international and domestic semiconductor companies as customers by establishing and maintaining a reputation for high quality and reliable services and products. Jazz’s Newport Beach, California fab has achieved ISO9001:2000 certification and has also obtained certification for implementing the standard requirements of ISO 14001:2004, ISO/IEC 27001:2005, the specification OHSAS 18001:2007 and ISO/TS 16949:2002. ISO9001:2000 sets the criteria for developing a fundamental quality management system. This system focuses on continuous improvement, defect prevention and the reduction of variation and waste. ISO 14001 consists of a set of standards that provide guidance to the management of organizations to achieve an effective environmental management system. ISO/IEC 27001:2005 replaces the previous BS7799 standard, and is the new global certification that focuses on security information management activities associated with the reduction of security breaches. OHSAS 18001:2007 is an internationally accepted specification that defines the requirements for establishing, implementing and operating an Occupational Health and Safety Management System, which is a framework that allows an organization to consistently identify and manage operational risks, reduce the potential for accidents, help achieve compliance with health and safety legislation, and continually improve its performance.

        The Company achieved ISO/TS 16949:2002 certification in 2008. ISO/TS 16949:2002 is a Technical Specification written by the International Automotive Task Force (IATF) which aligns existing US, German, French and Italian automotive quality system standards within the global automotive industry. It specifies the quality system requirements for the design, development, production, installation and servicing of automotive-related products.

        Jazz implements quality assurance initiatives that are designed to ensure high yields at its facilities. Jazz tests and monitors raw materials and production at various stages in the manufacturing process before shipment to customers. Quality assurance also includes on-going production reliability audits and failure tracking for early identification of production problems.

        Jazz also conducts routine second party audits at ASMC and HHNEC, to assess their semiconductor manufacturing process. These quality audits involve Jazz’s engineers and management meetings with representatives of ASMC and HHNEC, inspecting their core processes and orchestrating changes and enhancements designed to ensure that each entity has effectively implemented standards similar to Jazz’s.

Jazz’s Services

        Jazz primarily manufactures semiconductor wafers for its customers. Jazz focuses on providing a high level of customer service in order to attract customers, secure production from them and maintain their continued loyalty. Jazz emphasizes responsiveness to customer needs, flexibility, on-time delivery, speed to market and accuracy. Jazz’s customer-oriented approach is evident in two prime functional areas of customer interaction: customer design development and manufacturing services. Throughout the customer engagement process, Jazz offers services designed to provide its customers with a streamlined, well-supported, easy to monitor product flow. Jazz believes that this process enables its customers to get their products to market quickly and efficiently.

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

        Circuit Design

        Jazz interacts closely with customers throughout the design development and prototyping process to assist them in the development of high performance and low power consumption semiconductor designs and to lower their final die, or individual semiconductor, costs through die size reductions and integration. Jazz provides engineering support and services as well as manufacturing support in an effort to accelerate its customers’ design and qualification process so that they can achieve faster time to market. Jazz has entered into alliances, directly or with Tower, with Cadence Design Systems, Inc., Synopsys, Inc. and Mentor Graphics Corp., leading suppliers of electronic design automation tools, and also licensed technology from ARM Holdings plc and Synopsys, Inc., leading providers of physical intellectual property components for the design and manufacture of semiconductors. Through these relationships, Jazz provides its customers with the ability to simulate the behavior of its processes in standard electronic design automation, or EDA, tools. To provide additional functionality in the design phase, Jazz offers its customers, standard and proprietary models within design kits that it has developed. These design kits, which collectively comprise its design library, or design platform, allow Jazz’s customers quickly to simulate the performance of a semiconductor design in Jazz’s processes, enabling them to refine their product design before actually manufacturing the semiconductor.

        The applications for which Jazz’s specialty process technologies are targeted present challenges that require an in-depth set of simulation models. Jazz provides these models as an integral part of its design platform. At the initial design stage, Jazz’s customers’ internal design teams use Jazz’s proprietary design kits to design semiconductors that can be successfully and cost-effectively manufactured using Jazz’s specialty process technologies. Jazz’s engineers, who typically have significant experience with analog and mixed-signal semiconductor design and production, work closely with Jazz’s customers’ design teams to provide design advice and help them optimize their designs for Jazz’s processes and their performance requirements. After the initial design phase, Jazz provides its customers with a multi-project wafer service to facilitate the early and rapid use of Jazz’s specialty process technologies, which allows them to gain early access to actual samples of their designs. Under this multi-project wafer service, Jazz schedules a bimonthly multi-project wafer run in which it manufactures several customers’ designs in a single mask set, providing its customers with an opportunity to reduce the cost and time required to test their designs. Jazz believes its circuit design expertise and its ability to accelerate its customers’ design cycle while reducing their design costs represents one of its competitive strengths.

        Photomask Making

        Jazz’s engineers generally assist its customers to design photomasks that are optimized for its specialty process technologies and equipment. Actual photomask production occurs at independent third parties that specialize in photomask making.

        Wafer Fabrication

        Jazz provides wafer fabrication services to its customers using specialty process technologies, including advanced analog CMOS, RF CMOS, high voltage CMOS, BiCMOS, SiGe BiCMOS and BCD processes, as well as standard CMOS process technologies. During the wafer fabrication process, Jazz performs procedures in which a photosensitive material is deposited on the wafer and exposed to light through a mask to form transistors and other circuit elements comprising a semiconductor. The unwanted material is then etched away, leaving only the desired circuit pattern on the wafer. By using Jazz’s ebizz web site, customers are able to access their lot status and work-in-process information via the internet.

        Probe

        After a visual inspection, the individual dies on a wafer are tested, or “probed,” electrically to identify dies that fail to meet required standards. Dies that fail this test are marked to be discarded. Jazz generally offers wafer probe services at the customer’s request and conducts those services internally in order to obtain accurate data on manufacturing yield rates more quickly. Upon request, Jazz may assist its customers in coordinating shipping of completed wafers to third-party vendors for probe services.

        Assembly and Test

        Following wafer probe, wafers go through the assembly and test process to form finished semiconductor products. Jazz typically refers its customers to third-party providers of assembly and test services.

Sales and Marketing

        Jazz seeks to establish and maintain relationships with its customers by providing a differentiated process technology portfolio, effective technical services and support and flexible manufacturing. Jazz’s sales process is a highly technical and lengthy process. The entire cycle from design win to volume production typically takes between eight and 26 months.

        Jazz's Sales Process

        The following chart portrays Jazz’s sales process.

        Design Win Acquisition Phase. Jazz’s sales personnel work closely with current and potential customers to identify opportunities for them to pursue product designs using Jazz’s process technologies.

        Customers do not typically move a given design between foundries until the next generation of that design is evaluated because of the highly sensitive and variable nature of specialty process production. The same semiconductor design produced at different specialty process foundries, or even at different times in the same foundry, may have materially different performance characteristics. Given the high switching costs associated with specialty process devices, the design decision process represents a significant commitment by the customer, consuming between one and twelve months and often involving the customer’s product architects, design engineers, purchasing personnel and executive management. Jazz refers to a customer’s decision to design a specific semiconductor using one of its processes as a design win. A design win commences the design phase.

        Design Phase. The design phase generally takes from four to twelve months, after which time the customer provides a circuit data file for which Jazz purchases mask reticles for the manufacture of the semiconductor and commences manufacture of the customer’s design, which is considered a “tape-in,” at which point the prototype phase commences.

        Prototype Phase. During the prototype phase, Jazz manufactures the customer’s prototype semiconductor and ships the silicon wafers to the customer for functional testing and verification. Once the customer tests its product design in an actual silicon implementation, the customer may need to make modifications to its design in order to improve performance, add features or correct a design error. The prototype phase typically requires two to six months, depending on the number of design modifications required.

        Evaluation Phase. After the customer receives functioning semiconductors, it typically provides them to its own end-customers for evaluation. If Jazz’s customer successfully wins a sub-system or system level design with its customers, which typically takes from two months to twelve months, it in turn places orders with Jazz to satisfy its customer’s requirements, and production manufacturing commences. Once 100 wafers incorporating a particular design have been ordered, the evaluation phase is complete, the design is classified as being in volume production.

        If at any time during the process Jazz’s customer abandons its design effort, Jazz considers the design a “lost design win.”

        Sales Contracts

        A few of Jazz’s major customers purchase services and products from it on a contract basis. Most other customers purchase from Jazz using purchase orders. Jazz prices its products for these customers on a per wafer or per die basis, taking into account the complexity of the technology, the prevailing market conditions, volume forecasts, the strength and history of its relationship with the customer and its current capacity utilization.

        Most of its customers usually place their orders only two to four months before shipment; however a few of its major customers are obligated to provide Jazz with longer forecasts of their wafer needs.

        Marketing

        Jazz publishes press releases, opinion editorials, whitepapers, performs presentations, participates in panel sessions at industry conferences, holds a variety of regional and international technology seminars, and attends and exhibits at a number of industry trade shows to promote its products and services. Jazz discusses advances in its process technology portfolio and progress on specific relevant programs with its prospective and major customers as well as industry analysts and research analysts on a regular basis.

Customers, Markets and Applications

        Jazz’s customers use its processes to design and market a broad range of digital, analog and mixed-signal semiconductors for diverse end markets including wireless and high-speed wireline communications, consumer electronics, automotive and industrial. Jazz manufactures products that are used for high-performance applications such as transceivers and power management for cellular phones; transceivers and power amplifiers for wireless local area networking products; power management, audio amplifiers and driver integrated circuits for consumer electronics; tuners for digital televisions and set-top boxes; modem chipsets for broadband access devices and gaming devices; serializer/deserializers, or SerDes, for fiber optic transceivers; focal plan arrays for imaging applications; and wireline interfaces for switches and routers.

        Order Backlog

        All of Jazz’s orders are subject to possible rescheduling by its customers. Rescheduling may relate to quantities or delivery dates, but sometimes relates to the specifications of the products it is shipping. Most customers do business with Jazz on a purchase order basis, and some of these orders may be cancelled by the customer without penalty. Jazz also may elect to permit cancellation of orders without penalty where management believes it is in its best interests to do so. Consequently, Jazz cannot be certain that orders on backlog will be shipped when expected or at all. For these reasons, as well as the cyclical nature of its industry, Jazz believes that its backlog at any given date is not a meaningful indicator of its future revenues.

        Competition

        Jazz competes internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Chartered Semiconductor Manufacturing Ltd., which, in addition to providing leading edge complementary metal oxide semiconductor process technologies, also have capacity for some specialty process technologies. Jazz also competes with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM. In addition, several new dedicated foundries have commenced operations and may compete directly with Jazz. Many of Jazz’s competitors have higher capacity, longer operating history, longer or more established relationships with their customers, superior research and development capability and greater financial and marketing resources than Jazz. As a result, these companies may be able to compete more aggressively over a longer period of time than Jazz.

        IBM competes in both the standard CMOS segment and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. Jazz believes that most of the large dedicated foundry service providers compete primarily in the standard CMOS segment, but they also have capacity for specialty process technologies. Prior to Jazz’s separation from Conexant, Conexant entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company under which Taiwan Semiconductor Manufacturing Company licensed from Conexant the right to manufacture semiconductors using Conexant’s then existing 0.18 micron or greater SiGe BiCMOS process technologies. Taiwan Semiconductor Manufacturing Company publicly announced in 2001 that it planned to use the licensed technology to accelerate its own foundry processes for the networking and wireless communications markets. Since Jazz’s formation, Jazz has continued to make improvements in its SiGe BiCMOS process technology. Jazz has not licensed any of these improvements to Taiwan Semiconductor Manufacturing Company. In the event Taiwan Semiconductor Manufacturing Company determines to focus its business on the SiGe BiCMOS market, it may use and develop the technology licensed to it in 2001 to compete directly with Jazz in the specialty market, and such competition may harm Jazz’s business.

        As Jazz’s competitors continue to increase their manufacturing capacity, there could be an increase in specialty semiconductor capacity during the next several years. As specialty capacity increases there may be more competition and pricing pressure on Jazz’s services, and underutilization of its capacity may result. Any significant increase in competition or pricing pressure may erode its profit margins, weaken Jazz’s earnings or increase its losses.

        Additionally, some semiconductor companies have advanced their complementary metal oxide semiconductor designs to 90 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by Jazz’s specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz’s specialty process technologies will therefore compete with these advanced CMOS processes for customers and some of its potential and existing customers could elect to design these advanced CMOS processes into their next generation products. Jazz is not currently capable, and does not currently plan to become capable, of providing CMOS processes at these smaller geometries. If Jazz’s existing customers or new customers choose to design their products using these CMOS processes Jazz’s business may suffer.

        The principal elements of competition in the semiconductor foundry industry include:

—	technical competence;

—	production speed and cycle time;

—	time-to-market;

—	research and development quality;

—	available capacity;

—	fab and manufacturing yields;

—	customer service;

—	price;

—	management expertise; and

—	strategic relationships.

        There can be no assurance that Jazz will be able to compete effectively on the basis of all or any of these elements. Jazz’s ability to compete successfully may depend to some extent on factors outside of its control, including industry and general economic trends, import and export controls, exchange controls, exchange rate fluctuations, interest rate fluctuations and political developments. If Jazz cannot compete successfully in its industry, its business and results of operations will be harmed.

Research and Development

        The semiconductor industry is characterized by rapid changes in technology. As a result, effective research and development is essential to Jazz’s success. Jazz plans to continue to invest significantly in research and development activities to develop advanced process technologies for new applications.

        Jazz’s research and development activities seek to upgrade and integrate manufacturing technologies and processes. Although Jazz emphasizes firm-wide participation in the research and development process, it maintains a central research and development team primarily responsible for developing cost-effective technologies that can serve the manufacturing needs of its customers. A substantial portion of Jazz’s research and development activities are undertaken in cooperation with its customers and equipment vendors.

Intellectual Property

        Jazz’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, Jazz has acquired certain patents and patent licenses and intends to continue to seek patents covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. As of December 31, 2008, Jazz had 143 patents in force in the United States and 23 patents in force in foreign countries. Jazz also had 25 pending patent applications in the United States, 22 pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty.

        Jazz considers its patent portfolio to be important to its business, but does not view any single patent as material in relation to its overall revenues. Jazz believes that its SiGe and BiCMOS portfolios are material to its business.

        Jazz’s expired patents generally related to legacy technologies that were developed by its predecessors, namely Rockwell. Due to the rapid pace of technological changes and advancement in the field of semiconductor fabrication and processing, Jazz does not believe that the expiration of these patents materially affects its competitive position.

        Jazz Semiconductor entered into a technology license agreement that grants to it worldwide perpetual license rights from PolarFab regarding certain process technologies that it intends to incorporate into its BCD process technologies for the manufacture of wafers by Jazz for its customers and customers of PolarFab. Jazz also entered into an associated technology transfer agreement for such processes. Jazz is able to adapt, prepare derivatives based on, or otherwise exploit the licensed technology, however, Jazz is restricted from using certain licensed BCD process technologies with respect to motor controllers for hard disk drives. Jazz is also able to sublicense the process technologies to ASMC, HHNEC and any of its future manufacturing suppliers to manufacture for Jazz and its customers.

        During 2004, Jazz Semiconductor entered into a cross license and release agreement with an unrelated third party. The license includes technology developed by the third party related to Jazz’s manufacturing process. In exchange for the license and release, Jazz agreed to make certain payments through 2007. Jazz may choose to obtain additional patent licenses or enter into additional patent cross-licenses in the future. However, there can be no assurance as to whether future agreements will be reached or as to the terms of any agreement that is consummated.

        In connection with Jazz Semiconductor’s separation from Conexant, Conexant contributed to Jazz Semiconductor a substantial portion of its intellectual property, including software licenses, patents and intellectual property rights in know-how related to its business. Jazz Semiconductor agreed to license intellectual property rights relating to the owned intellectual property contributed to Jazz Semiconductor by Conexant back to Conexant and its affiliates. Conexant may use this license to have Conexant products produced by third-party manufacturers and to sell such products, but must obtain Jazz Semiconductor’s prior consent to sublicense these rights for the purpose of enabling that third party to provide semiconductor fabrication services to Conexant.

        Jazz’s ability to compete depends on its ability to operate without infringing the proprietary rights of others. The semiconductor industry is generally characterized by frequent litigation regarding patent and other intellectual property rights. As is the case with many companies in the semiconductor industry, Jazz has from time to time received communications from third parties asserting that their patents cover certain of its technologies or alleging infringement of their other intellectual property rights. Jazz expects that it will receive similar communications in the future. Irrespective of the validity or the successful assertion of such claims, Jazz could incur significant costs and devote significant management resources to the defense of these claims, which could seriously harm the Company.

Environmental Matters

        Semiconductor manufacturing processes generate solid, gaseous, liquid and other industrial wastes in various stages of the manufacturing process. Jazz has installed various types of pollution control equipment in its fab to reduce, treat and, where feasible, recycle the wastes generated in its manufacturing process. Jazz’s operations are subject to strict regulation and periodic monitoring by the United States Environmental Protection Agency along with several state and local environmental agencies.

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

Risk Management and Insurance

        As part of its risk management program, Jazz surveyed its buildings and fab for resistance to potential earthquake damage. As a result of this survey, Jazz implemented additional measures to minimize its fab’s exposure to potential damage caused by future earthquakes and seismically qualified its fab for a high magnitude earthquake.

        Jazz maintains industrial special risk insurance for its facilities, equipment and inventories that covers physical damage and consequential losses from natural disaster and certain other risks up to the policy limits and except for exclusions as defined in the policies. Jazz also maintains public liability insurance for losses to others arising from its business operations and carries insurance for business interruption resulting from such events and if its suppliers are unable to provide Jazz with supplies. While Jazz believes that its insurance coverage is adequate and consistent with industry practice, significant damage to any of its or its manufacturing suppliers’ production facilities, whether as a result of fire or other causes, could seriously harm its business and results of operations.

Item 1A. Risk factors

Current economic conditions may adversely affect the Company’s results.

        Current uncertainty arising from the global economic downturn, the prevailing market conditions in the semiconductor industry (including global decreased demand, downward price pressure, excess inventory and unutilized capacity) including the recent disruption in financial and credit markets, pose a risk to the overall economy that could impact consumer and customer demand for our and our customers’ products, as well as our commercial relationships with our customers, suppliers, and creditors, including our lenders. If the current situation continues or worsens significantly, our business could be negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets, which could reduce our revenues or our ability to collect our accounts receivable and have a material adverse effect on our continued operations and financial condition. The Company is working to mitigate the potential effects of this downturn through several measures, including implementing a cost reduction plan and exploring measures to obtain funds from additional sources, including exploring potential opportunities for sales or licenses of intellectual property and technology. However, there is no assurance that the Company will be able to obtain sufficient funding from its cost reduction measures or obtain sufficient funds from the other funding sources in a timely manner to allow it to fully mitigate the effect of the existing economic downturn and any potential further deterioration in market conditions and maintain its ongoing activities and continued operations.

Risks Related to Jazz’s Business and Industry

The loss of a significant customer may have a material adverse effect on us.

        Collectively, Jazz’s top two customers accounted for 35% of our revenues in 2008. We expect that a small number of customers will continue to account for a significant portion of our revenues for the foreseeable future. Loss or cancellation of business from, significant changes in deliveries to, or decreases in the prices of services sold to, one or more of our key customers has, in the past, significantly reduced Jazz’s revenues for a reporting period and could, in the future, harm its margins, continued operations, financial condition and business.

Jazz may not be successful in continuing to add new customers or in securing significant volume from new and existing customers.

        In order to be successful under its business plan, Jazz needs to continue to add new customers whose products use Jazz’s specialty process technologies and to generate significant revenues from those customers. We cannot assure you that Jazz will be able to attract new customers or generate significant revenues from existing or new customers in the future. Currently none of Jazz’s significant customers has an obligation to purchase a minimum number of wafers from Jazz.

        The sales cycle for Jazz’s services is long and focuses on securing from new and existing customers commitments to design a specific semiconductor using one of Jazz’s processes, which Jazz defines as a design win. The selection process requires Jazz to invest significant resources as it works with each potential customer, without assurance of achieving a design win or sales to that potential customer. After achieving a design win, we may still experience significant delays in implementing production and generating revenues due to the lengthy development and design cycle.

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

Jazz’s business plan is premised on the increasing use of outsourced foundry services by both fabless semiconductor companies and integrated device manufacturers for the production of semiconductors using specialty process technologies. Jazz’s business will not be successful if this trend does not continue to develop in the manner we expect.

        Jazz operates as an independent semiconductor foundry focused primarily on specialty process technologies. Jazz’s business model assumes that demand for these processes within the semiconductor industry will grow and will follow the broader trend towards outsourcing foundry operations. Although the use of foundries is established and growing for standard complementary metal oxide semiconductor processes, the use of outsourced foundry services for specialty process technologies is less common and may never develop into a significant part of the semiconductor industry. If fabless companies and vertically integrated device manufacturers opt not to, or determine that they cannot, reduce their costs or allocate resources and capital more efficiently by accessing independent specialty foundry capacity, the manufacture of specialty process technologies may not follow the trend of standard complementary metal oxide semiconductor processes. If the broader trend to outsourced foundry services does not prove applicable to the specialty process technologies that we are focused on, Jazz’s business, results of operations and cash flow will be harmed.

If Jazz cannot compete successfully in the highly competitive foundry segment of the semiconductor industry, its business will suffer.

        Jazz competes internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Chartered Semiconductor Manufacturing Ltd., which, in addition to providing leading edge complementary metal oxide semiconductor process technologies, also have capacity for some specialty process technologies. Jazz also competes with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM. In addition, several new dedicated foundries have commenced operations and may compete directly with Jazz. Many of Jazz’s competitors have higher capacity, longer operating history, longer or more established relationships with their customers, superior research and development capability and greater financial and marketing resources than Jazz. As a result, these companies may be able to compete more aggressively over a longer period of time than Jazz.

        IBM competes in both the standard complementary metal oxide semiconductor segment and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. In the event, foundries determine to focus their business on these processes, they will compete directly with Jazz in the specialty process market, and such competition could harm Jazz’s business.

        As Jazz’s competitors continue to increase their manufacturing capacity, there could be an increase in specialty semiconductor capacity during the next several years. As specialty capacity increases there may be more competition and pricing pressure on Jazz’s services, and underutilization of Jazz’s capacity may result. Any significant increase in competition or pricing pressure may erode Jazz’s profit margins, weaken its earnings or increase its losses.

        In addition, some semiconductor companies have advanced their complementary metal oxide semiconductor designs to 90 nanometer, 65 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by Jazz’s specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz’s specialty processes will therefore compete with these processes for customers and some of Jazz’s potential and existing customers could elect to design these advanced complementary metal oxide semiconductor processes into their next generation products. Jazz is not currently capable, and does not currently plan to become capable, of providing complementary metal oxide semiconductor processes at these smaller geometries. If Jazz’s potential or existing customers choose to design their products using these advanced complementary metal oxide semiconductor processes, Jazz’s business may suffer.

        Jazz’s ability to compete successfully may depend to some extent upon factors outside of its control, including general industry and economic trends, import and export controls, exchange controls, exchange rate fluctuations, interest rate fluctuations and political developments. If Jazz cannot compete successfully in its industry, its business and results of operations will be harmed.

Decreases in demand and average selling price for end-user applications of Jazz’s customers’ products may decrease demand for Jazz’s services and may result in a decrease in its revenues and results of operations.

        The vast majority of Jazz’s revenues are derived from customers who use its services to produce semiconductors for use in the wireless and high-speed wireline communications, consumer electronics, automotive and industrial end markets. Any significant decrease in the demand for end-user applications within these end markets will also result in decreased demand for Jazz’s customers’ products. Orders from our customers tend to vary significantly as a result of the customer’s inventory levels of electronic systems and semiconductors, changes in end-user demand for that customer’s product, product obsolescence and new product development cycles. If demand for semiconductors manufactured using Jazz’s services decreases, the demand for Jazz’s services will also decrease, which may result in a decrease in Jazz’s revenues and earnings. In addition, the historical and continuing trend of declining average selling prices of end-user applications places pressure on the prices of the components that are incorporated into these end-user applications. If the average selling prices of end-user applications continue to decrease, the pricing pressure on components produced by Jazz for its customers may lead to a reduction of Jazz’s revenues and earnings.

If Jazz is not able to continue transitioning its product mix from standard complementary metal oxide semiconductor process technologies to specialty process technologies, its business and results of operations may be harmed.

        Since Jazz Semiconductor’s separation from Conexant, it has focused its research and development and marketing efforts primarily on specialty process technologies and adding new customers. These specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide semiconductor processes and double-diffused metal oxide semiconductor processes. We anticipate that any growth in Jazz’s business will primarily result from these technologies. To be competitive, reduce its dependence on standard process technologies and successfully implement its business plan, Jazz will need to continue to derive a significant percentage of its revenues from specialty process technologies. In order to expand and diversify its customer base, Jazz needs to identify and attract customers who will use the specialty process technologies it provides. We cannot assure you that demand for Jazz’s specialty process technologies will increase or that Jazz will be able to attract customers who use them.

        In addition, because Jazz intends to continue to focus on specialty process technologies, we do not plan to invest in the research and development of more advanced standard complementary metal oxide semiconductor processes. As standard complementary metal oxide semiconductor process technologies continue to advance, Jazz will not remain competitive in these process technologies. If Jazz’s current customers switch to another foundry for standard complementary metal oxide semiconductor process technologies and Jazz is unable to increase its revenues from its specialty process technologies, Jazz’s business, results of operations and cash flows will be harmed.

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

        Jazz’s business is dependent upon market conditions in the highly cyclical semiconductor industry. Downturns in this industry may lead to reduced demand for Jazz’s services, downward pricing pressure and variations in order levels from our customers that may adversely affect Jazz’s revenues and earnings. From time to time, the semiconductor industry has experienced significant, and sometimes prolonged, downturns. Historically, companies in the semiconductor industry have aggressively expanded their manufacturing capacity during periods of increased demand, as was the case in 2000. As a result, periods of overcapacity in the semiconductor industry have frequently followed periods of increased demand. During significant downturns in the industry, we believe that most, if not all, integrated device manufacturers that had previously begun purchasing wafer fabrication services from foundries will reduce purchases from such foundries, and many integrated device manufacturers will allocate a portion of their internal capacity to contract production of semiconductor wafers for others, particularly fabless companies that Jazz also targets as customers.

        Any significant downturn in Jazz’s customers’ markets or in general economic conditions would also likely result in a reduction in demand for Jazz’s services. Any reduction in demand for Jazz’s services may force Jazz to operate at significantly less than full capacity or idle its fab for a period of time. This would reduce our margins and harm Jazz’s continued operations and financial condition.

Jazz has experienced cumulative net losses and it may not be able to be profitable.

        Jazz has incurred cumulative net losses through December 31, 2008. While Jazz achieved net income for some quarters, it has predominantly incurred net losses in its reported results of operations and may continue to do so in the future. We cannot assure you that Jazz will be profitable on a quarterly or annual basis in the future.

Jazz’s historical financial performance may not be indicative of its future results.

        Since Jazz Semiconductor’s inception, a large percentage of its revenues have primarily been derived from products manufactured using standard complementary metal oxide semiconductor processes that are no longer the focus of its business. As customers design their next generation products for smaller geometry complementary metal oxide semiconductor processes, they may look to other foundries to provide their requisite manufacturing capacity. As a result, it is unlikely that Jazz will continue to generate the same level of revenues from its standard complementary metal oxide semiconductor processes in the future as it shifts its focus and operations to its more specialized processes: advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide semiconductor processes and double-diffused metal oxide semiconductor processes.

We expect Jazz’s operating results to fluctuate from quarter-to-quarter and year-to-year, which may make it difficult to predict Jazz’s future performance.

        Jazz’s revenues, expenses and results of operations are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly from quarter-to-quarter and year-to-year in the future due to a number of factors, many of which are beyond Jazz’s control. A significant portion of Jazz’s overall costs are fixed, so reductions in demand for its services or changes in the mix of products towards standard complementary metal oxide semiconductor products, which typically have lower selling prices, or a greater weighting of revenues from lower margin customers and products, can have a negative effect on Jazz’s results of operations, as Jazz has limited ability to reduce costs to respond to revenue declines. We expect fluctuations in Jazz’s revenues, expenses and results of operations to continue for a number of reasons, including:

—	the level of utilization and yield of Jazz's manufacturing facility;

—	slow or negative growth in the markets served by Jazz's customers;

—	the loss of a key customer or a significant portion of its business;

—	the rescheduling or cancellation of large orders by Jazz’s customers, the deferral of shipment of Jazz’s finished products to customers, or the failure of customers to pay Jazz in a timely manner;

—	unanticipated delays or problems in introducing new products by Jazz or its customers;

—	shifts by integrated device manufacturers between internal and outsourced production;

—	Jazz's or its competitors' new product, service or technological offerings;

—	changes in Jazz's pricing policies or the pricing policies of its competitors;

—	the mix of process technologies used at Jazz's and its manufacturing suppliers' facilities;

—	rescheduling or cancellation of planned capital expenditures, or actual capital expenditures exceeding planned capital expenditures;

—	costs related to possible acquisitions of technologies or businesses;

—	customer concessions, or returns of wafers due to quality or reliability issues; and

—	changes in foreign currency exchange rates.

        Due to the factors noted above and other risks discussed in this section, many of which are beyond Jazz’s control, you should not rely on quarter-to-quarter or year-over-year comparisons to predict Jazz’s future financial performance. Unfavorable changes in any of the above factors may seriously harm Jazz’s continued operations, business and financial condition.

Most of Jazz’s customers do not place purchase orders far in advance, which makes it difficult for Jazz to predict its future revenues, adjust production costs and allocate capacity efficiently on a timely basis.

        Most of Jazz’s customers generally place purchase orders only three to four months before shipment. We cannot assure you that any of Jazz’s customers will continue to place orders with Jazz in the future at the same levels as in prior periods. Most of Jazz’s customers are also generally able to cancel or delay the delivery of orders on short notice. In addition, due to the cyclical nature of the semiconductor industry, Jazz’s customers’ purchase orders have varied significantly from period to period. As a result, Jazz does not typically operate with any significant backlog. The lack of significant backlog and the limited certainty of customer orders can make it difficult for Jazz to forecast its revenues in future periods and allocate its capacity efficiently. Moreover, Jazz’s expense levels are based in part on its expectations of future revenues, and Jazz may be unable to adjust costs in a timely manner to compensate for revenue shortfalls.

Jazz’s ability to achieve and maintain profitability depends significantly on its ability to obtain high capacity utilization and fab yields at its Newport Beach, California fab.

        Jazz’s ability to achieve and maintain profitability depends significantly on its ability to:

—	obtain high capacity utilization at its Newport Beach, California fab, which is measured by the level of its production activity in relation to its available production capacity;

—	continuously maintain and improve its fab yield, which is the number of wafers completed that meet certain acceptance criteria, expressed as a percentage of total wafers started; and

—	continuously maintain and improve its manufacturing yield, which is the percentage of functioning die on a wafer, expressed as a percentage of total die per wafer.

        During periods of lower capacity utilization, fab yield and manufacturing yield, Jazz manufactures and sells fewer wafers over which to allocate its fixed costs. Because a large percentage of its costs are fixed, this can significantly and adversely affect Jazz’s gross margins and its ability to achieve and maintain profitability. While high capacity utilization rates are a significant contributor to Jazz’s ability to achieve profitability, numerous other factors also affect its operating results and its ability to achieve profitability. Accordingly, we cannot assure you that if Jazz achieves high capacity utilization rates it will be profitable.

        Jazz’s Newport Beach, California fab yields and manufacturing yields also directly affect its ability to attract and retain customers, as well as the price of its services. If Jazz is unable to continuously maintain or improve its yields, Jazz may lose existing customers and be unable to attract new customers, its margins may substantially decline and its business and results of operations may be harmed.

Jazz may not be able independently to develop or secure on commercially reasonable terms critical process technology, which may result in its loss of customers and market share and may cause Jazz to incur an investment obligation or give up rights.

        Enhancing its manufacturing process technologies is critical to Jazz’s ability to provide services for its customers. The semiconductor industry and the process technologies used are constantly changing. If Jazz does not anticipate these changes in process technologies and rapidly develop innovative technologies, or secure on commercially reasonable terms the rights to use critical process technology developed by others, it may not be able to provide specialty foundry services on competitive terms. If Jazz is unable to maintain the ability to provide specialty foundry services on competitive terms, some of its customers may use the services of its competitors instead of Jazz’s services.

        In addition, Jazz’s research and development efforts are focused primarily on upgrading its specialty process technologies and developing advanced specialty process technologies for new applications. Many other foundries continue to invest significant amounts in the research and development of standard process technologies. For example, some foundries have developed standard process technologies of 90 nanometer, 65 nanometer or smaller geometries that may provide customers with performance and integration features that may be comparable to, or exceed, features offered by Jazz’s specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz is not currently capable, and does not currently plan to become capable, of providing complementary metal oxide semiconductor processes at 90 nanometer or smaller geometries. As a result, Jazz expects that it will need to offer, on an ongoing basis, increasingly advanced and cost-effective specialty process technologies prior to these or comparable technologies and processes being offered by its competitors. If Jazz is unable to continue transitioning its product mix from standard process technologies to specialty process technologies and its standard process technologies are unable to compete in the marketplace, Jazz will lose market share and its revenues are likely to decline.

Jazz may decide to expand its manufacturing capacity, which may strain its resources and increase its operating expenses, and if Jazz expands its business through acquisitions or strategic relationships it may not be able to integrate them successfully in a cost-effective and non-disruptive manner.

        Jazz’s success depends on its ability to expand its operating capacity and to enhance its process technologies in response to changing customer demands, competitive pressures and technologies. Jazz may expand its capacity and enhance its process technologies, both domestically and internationally, through internal growth, strategic relationships or acquisitions. As Jazz expands its capacity, broadens its customer base or increases the breadth of specialty process technologies that it offers, its management resources may become constrained, it may not adequately be able to service its customers and its business may be harmed. We may determine that it is necessary to grow Jazz’s business through acquisitions and strategic relationships. We cannot assure you that Jazz will be successful in reaching agreements to acquire other businesses or to enter into strategic relationships or, if such agreements are reached, that their terms will be favorable to Jazz. Even if Jazz completes acquisitions or enters into strategic relationships it may not be successful in integrating the acquisition or adapting its business to the strategic relationship. Integrating any business or technology Jazz acquires could be expensive and time consuming, disrupt its ongoing business and distract its management. If Jazz is unable to integrate any acquired businesses or technologies effectively, its business will suffer. We also expect that any expansion of Jazz’s business will strain its systems and operational and financial controls. In addition, Jazz is likely to incur significantly higher operating costs. To manage its growth effectively, Jazz must continue to improve and expand its systems and controls. If it fails to do so, Jazz’s growth will be limited. If Jazz fails to effectively manage its planned expansion of operations, its business and results of operations may be harmed.

If Jazz fails to adequately protect its intellectual property rights, it may lose valuable assets, experience reduced revenues and incur costly litigation to protect its rights.

        Jazz depends in part on patents and other intellectual property rights covering its design and manufacturing processes. Jazz holds patents and patent licenses and it intends to continue to seek patents on its inventions relating to product designs and manufacturing processes. The process of seeking patent protection can be long and expensive, however, and we cannot guarantee that all of Jazz’s currently pending or future applications will result in issued patents. Even if patents are issued, they may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Because patent and other intellectual property litigation is costly and unpredictable, Jazz’s attempts to protect its rights or to defend itself against claims made by others could impose high costs and risks on its business. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm Jazz’s business and results of operations.

        A portion of Jazz’s intellectual property is also used by its manufacturing suppliers in China, a country in which Jazz currently has no issued patents. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for Jazz to protect its intellectual property from misuse or infringement by other companies in these countries. We expect this to become a greater risk for Jazz as Jazz seeks to increase its use of manufacturing capacity in China, which provides less protection for intellectual property than does the United States. Jazz’s inability to enforce its intellectual property rights, and the inability of its manufacturing suppliers to enforce their intellectual property rights in some countries, especially China, may harm Jazz’s business and results of operations.

If Jazz is subject to a protracted infringement claim or one that results in significant damage awards, its results of operations may be adversely affected.

        Jazz’s ability to compete successfully depends on its ability to operate without infringing the proprietary rights of others. Jazz has no means of knowing what patent applications have been filed in the United States until they are either published or granted. Due to the complexity of the technology used and the multitude of patents, copyrights and other overlapping intellectual property rights, the semiconductor industry is characterized by frequent litigation regarding patent, trade secret, copyright and other intellectual property rights. It is common for patent owners to assert their patents against semiconductor manufacturers. From time to time Jazz receives communications from third parties asserting that their patents cover certain of Jazz’s technologies and alleging infringement of their intellectual property rights. We expect that Jazz will continue to receive such communications in the future. As a result, Jazz engages in discussions from time to time concerning the licensing of third party technology or cross-licensing such technology and its technology. We cannot assure you that Jazz will be successful in reaching agreements to license or cross-license a third party’s intellectual property or, if such agreements are reached, that their terms will be favorable to Jazz. In the event any third party were to make a successful claim against Jazz or its customers that Jazz or its customers have misappropriated their trade secrets or infringed on their patents, copyrights or other intellectual property rights, Jazz or its customers could be required to:

—	seek to acquire licenses, which may not be available on commercially reasonable terms, if at all;

—	discontinue using certain process technologies, which could cause Jazz to stop manufacturing selling, offering to sell, using or importing certain products;

—	pay substantial monetary damages; and

—	seek to develop non-infringing technologies, which may not be feasible.

        In addition, third parties, some of which are potential competitors, may initiate litigation against Jazz’s manufacturing suppliers, alleging infringement of their proprietary rights with respect to existing or future materials, processes or equipment. In the event of a successful claim of infringement and the failure or inability to license or independently develop alternative, non-infringing technology on a timely basis by Jazz or its manufacturing suppliers, Jazz may be unable to obtain sufficient manufacturing capacity or offer competitive products. As a result, Jazz’s product portfolio would be limited, and Jazz would experience increased expenses.

        Any one of these developments could place substantial financial and administrative burdens on Jazz and hinder its business. Jazz may not have sufficient resources to defend itself or its customers against litigation. If Jazz fails to obtain necessary licenses or if litigation relating to patent infringement or other intellectual property matters occurs, it could hurt Jazz’s reputation in our industry and prevent Jazz from manufacturing particular products or applying particular process technologies, which could reduce its opportunities to generate revenues. As a result, Jazz’s continued operations, business and financial condition could be significantly harmed.

The international nature of Jazz’s business exposes Jazz to financial and regulatory risks.

        A significant portion of Jazz’s planned manufacturing capacity, as well as its ability to provide assembly and test services through subcontractors, is derived from its international relationships with manufacturers and others, particularly in Asia. In the past, Jazz maintained an office in Asia, and it may in the future seek to expand its global presence by opening additional offices, particularly in Asia and Europe. To date, Jazz does not have significant sales in foreign countries. If Jazz is successful in expanding its global presence, it will be more significantly exposed to risks associated with international operations. International operations are subject to a number of risks, including the following:

—	political and economic instability, international terrorism and anti-American sentiment;

—	laws and business practices favoring local companies;

—	withholding tax obligations on license revenues that Jazz may not be able to offset fully against its U.S. tax obligations, including the further risk that foreign tax authorities may re-characterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

—	the timing and availability of export licenses and permits;

—	tariffs and other trade barriers;

—	difficulties in collecting accounts receivable;

—	currency exchange risks;

—	burdens and costs of compliance with a variety of foreign laws;

—	less effective protection of intellectual property than is afforded to us in the United States; and

—	difficulties and costs of staffing and managing foreign operations.

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

        The semiconductors Jazz produces and the export of technologies used in its manufacturing processes may be subject to U.S. export control and other regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic foreign regulatory approvals or certificates could materially harm Jazz’s business by reducing its production capacity, requiring modifications to its processes that it licenses to its foreign manufacturing suppliers, or requiring too extensive modifications to the products of its customers. Neither Jazz nor its customers may export products using or incorporating controlled technology without obtaining an export license. In addition, if the current economic environment changes and Jazz faces excess demand, it may be dependent on its manufacturing suppliers in China for a significant portion of its planned manufacturing capacity, and export licenses may be required in order for Jazz to transfer technology related to its manufacturing processes to its foreign manufacturing suppliers. These restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than Jazz or its customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised.

Jazz’s manufacturing suppliers in China are subject to extensive government regulation, which can lead to uncertainty.

        ASMC and HHNEC, which we refer to as Jazz’s manufacturing suppliers, are located in China. In future, when market demand is high, Jazz may rely on ASMC and HHNEC for approximately 10% to 20% of its future manufacturing capacity. The Chinese government has broad discretion and authority to regulate the technology industry in China. China’s government has also implemented policies from time to time to regulate economic expansion in China. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. New regulations or the readjustment of previously implemented regulations could require Jazz and its manufacturing suppliers to change their business plans, increase their costs or limit their ability to sell products and conduct activities in China, which could adversely affect Jazz’s business and operating results.

        In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to domestic companies in the semiconductor industry, including Jazz’s manufacturing suppliers and competitors, in order to encourage development of the industry. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to Jazz or its manufacturing suppliers could adversely affect Jazz’s business and operating results.

Jazz depends on key personnel, and Jazz may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand its business.

        Jazz’s success depends to a significant extent upon its key senior executives and research and development, engineering, finance, marketing, sales, manufacturing, support and other personnel. The loss of the services of one or more key senior executives or other key personnel could significantly delay or prevent the achievement of Jazz’s business objectives. Jazz does not carry key person insurance on any of its executives or other key personnel. Jazz’s success also depends upon its ability to continue to attract, retain and integrate qualified personnel, particularly engineers and finance personnel. The competition for these employees is intense and we cannot assure you that Jazz will be able to secure the services of enough qualified personnel, or do so at a reasonable cost, for its business to succeed. If Jazz fails to retain, hire, train and integrate qualified employees, it will not be able to maintain and expand its business.

A significant portion of Jazz’s workforce is unionized, and its operations may be adversely affected by work stoppages, strikes or other collective actions which may disrupt its production and adversely affect the yield of its fab.

        A significant portion of Jazz’s employees at its Newport Beach, California fab are represented by a union and covered by a collective bargaining agreement that expires in December 2009. We cannot predict the effect that continued union representation or future organizational activities will have on Jazz’s business. We cannot assure you that Jazz will not experience a material work stoppage, strike or other collective action in the future, which may disrupt its production and adversely affect its customer relations and operational results.

If Jazz is unable to collaborate successfully with electronic design automation vendors and third-party design service companies to meet its customers’ design needs, its business could be harmed.

        Jazz has established relationships with electronic design automation vendors and third-party design service companies. Jazz works together with these vendors to develop complete design kits that its customers can use to meet their design needs using Jazz’s process technologies. Jazz’s ability to meet its customers’ design needs successfully depends on the availability and quality of the relevant services, tools and technologies provided by electronic design automation vendors and design service providers, and on whether Jazz, together with these providers, is able to meet customers’ schedule and budget requirements. Difficulties or delays in these areas may adversely affect Jazz’s ability to meet its customers’ needs, and thereby harm Jazz’s business.

Risks Related to Jazz’s Manufacturing

Jazz’s manufacturing processes are highly complex, costly and potentially vulnerable to impurities and other disruptions that can significantly increase its costs and delay product shipments to its customers.

        Jazz’s manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified to improve fab and manufacturing yields and product performance. Impurities or other difficulties in the manufacturing process or defects with respect to equipment or supporting facilities can lower manufacturing yields, interrupt production or result in losses of products in process. As system complexity has increased and process technology has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. From time to time Jazz has experienced production difficulties that have caused delivery delays and quality control problems. In the past, Jazz has encountered manufacturing and related problems, including:

—	capacity constraints due to changes in product mix;

—	the delayed delivery or qualification of equipment critical to its production, including steppers and chemical stations;

—	delays during expansions and upgrades of its clean rooms and other facilities;

—	difficulties in increasing production at its Newport Beach, California fab and at its manufacturing suppliers;

—	difficulties in changing or upgrading its process technologies at its Newport Beach, California fab and at its manufacturing suppliers;

—	raw materials shortages and impurities;

—	required unscheduled maintenance or repairs;

—	malfunctions of its wafer production equipment or that of its manufacturing suppliers; and

—	other operational and engineering problems resulting in reduced product yields for its customers.

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

        Although Jazz sources most of its raw materials from several suppliers, it obtains its silicon wafers only from two suppliers, and many of Jazz’s customers have only approved and qualified use of wafers from one of these two suppliers. We believe that qualification of an additional wafer supplier could take from six months to one year. Jazz also uses single suppliers or a limited number of suppliers for photomasks and certain photoresists and other chemicals used in its processes. For example, Jazz has only two suppliers of Jazz’s photomasks. We believe it would take between ten and twelve months to qualify a new supplier if these two suppliers were unable or unwilling to continue as a supplier. Jazz does not have long-term contracts with most of its suppliers. From time to time, vendors have extended lead times or limited the supply of required materials to Jazz because of capacity constraints. Consequently, Jazz has at times experienced difficulty in obtaining the quantities of raw materials it needs on a timely basis.

        From time to time Jazz may reject materials that do not meet its specifications, resulting in a decline in fab yield. We cannot assure you that Jazz will be able to obtain sufficient quantities of raw materials and other supplies in a timely manner. If the supply of materials is substantially diminished or if there are significant increases in the costs of raw materials, Jazz may not be able to obtain raw materials at all or it may be forced to incur additional costs to acquire sufficient quantities of raw materials to sustain its operations, which may increase its marginal costs and reduce profitability.

        Jazz also depends on a limited number of manufacturers and vendors that make and maintain the complex equipment it uses in its manufacturing processes. Jazz relies on these manufacturers and vendors to improve its technology to meet its customers’ demands as technology improves. In periods of volatile market demand or with respect to the procurement of unique tools, the lead times from order to delivery of this equipment can be as long as six to 12 months. Following delivery, installation and qualification of its processes on this equipment can also be time consuming and difficult. If there are delays in the delivery, installation or qualification of equipment, it could cause Jazz to delay its introduction of new manufacturing capacity or process technologies and delay product deliveries, which may result in the loss of customers and revenues.

At times when market demand is high, Jazz may rely on ASMC and HHNEC, manufacturing suppliers over whom it has limited control, for a significant portion of its future manufacturing capacity, and these manufacturing suppliers may not deliver sufficient production capacity or quality to allow Jazz to meet its customers’ needs.

        Jazz operates one semiconductor fabrication facility in Newport Beach, California, in which it currently produces the majority of its products. Jazz has entered into manufacturing supply agreements with ASMC and HHNEC that are designed to allow it to utilize production capacity at two additional fabrication facilities in China. Jazz expects to use its Newport Beach, California fab to develop and implement new specialty process technologies required to meet the needs of its customers, and to use the foundry capacity of ASMC and HHNEC to support higher volume production for its customers once process implementation and part qualification are complete. Jazz is dependent on these arrangements to achieve the capacity levels needed for its business to continue to grow. However, Jazz has limited control over ASMC’s and HHNEC’s production and quality control systems, and these companies have limited manufacturing experience using Jazz’s specialty process technologies. Jazz relies on its third-party manufacturers to implement successfully its specialty process technologies at their facilities. This has in the past, and may in the future, require more time than Jazz anticipates. Jazz is aware of certain instances where the yield of product produced by ASMC and HHNEC has been below that of Jazz’s Newport Beach fab, although still sufficient to meet customers’ demands. While these suppliers have substantially met its requests for wafers to date, if Jazz had a sudden significant increase in demand for their services, it is possible that they would not be able to satisfy Jazz’s increased demand in the short term and from time to time they may be unable to provide all of the manufacturing capacity Jazz may desire to utilize, including amounts that are within the capacity they have contractually agreed to provide Jazz. Should Jazz fail to maintain and expand its manufacturing supply agreements or fail to implement its specialty processes at a manufacturing supplier’s facility in a timely manner, or if its manufacturing suppliers do not continue to deliver the capacity that it requires in a timely manner or do not produce wafers to specifications and at costs acceptable to its customers, Jazz’s ability to meet its customers’ needs could be seriously harmed and its customers may turn to its competitors to satisfy their requirements, causing Jazz to lose significant sources of revenues.

If the semiconductor wafers Jazz manufactures are used in defective products, Jazz may be subject to product liability or other claims and its reputation could be harmed.

        Jazz provides custom manufacturing to its customers who use the semiconductor wafers Jazz manufactures as components in their products sold to end users. If these products are used in defective or malfunctioning products, Jazz could be sued for damages, especially if the defect or malfunction causes physical harm to people. The occurrence of a problem could result in product liability claims as well as a recall of, or safety alert or advisory notice relating to, the product. We cannot assure you that Jazz’s insurance policies will cover specific product liability issues or that they will be adequate to satisfy claims made against Jazz in the future. Also, Jazz may be unable to obtain insurance in the future at satisfactory rates, in adequate amounts, or at all. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on Jazz’s business, reputation, financial condition and on its ability to attract and retain customers.

Jazz occasionally manufactures wafers based on forecasted demand, rather than actual orders from customers. If Jazz’s forecasted demand exceeds actual demand it may have obsolete inventory, which could have a negative impact on its gross margin.

        Jazz initiates production of a majority of its wafers once it has received an order from a customer. Jazz generally does not carry a significant inventory of finished goods unless it receives a specific customer request or it decides to produce wafers in excess of customer orders, because it forecasts future excess demand and capacity constraints. If Jazz’s forecasted demand exceeds actual demand, it may be left with excess inventory that ultimately becomes obsolete and must be scrapped when it cannot be sold. Significant amounts of obsolete inventory could have a negative impact on Jazz’s gross margin and results of operations.

Jazz may be subject to risk of loss due to fire because materials it uses in its manufacturing processes are highly flammable, and its insurance coverage may not be sufficient to cover all of its potential losses.

        Jazz uses highly flammable materials such as silane and hydrogen in its manufacturing processes and may therefore be subject to risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. Jazz maintains insurance policies to reduce losses caused by fire, including business interruption insurance. Jazz’s insurance coverage is subject to deductibles and would not be sufficient to cover all of its potential losses such as the full replacement of its fab. If Jazz’s fab or its manufacturing suppliers’ fabs were to be damaged or cease operations as a result of a fire, the time to repair or rebuild the fab would be significant and it would reduce Jazz’s manufacturing capacity, delay the manufacture of its customers’ products, reduce its revenues and profits, cause Jazz to lose important customers and would have a material adverse effect on Jazz’s results of operations.

Jazz’s production yields and business could be significantly harmed by natural disasters, particularly earthquakes.

        Jazz’s Newport Beach, California fab is located in southern California, a region known for seismic activity. In addition, substantially all of Jazz’s manufacturing suppliers’ capacity is located in a geographically concentrated area in China, where disruptions from natural disasters may affect the region. Due to the complex and delicate nature of our manufacturing processes, Jazz and its manufacturing suppliers’ facilities are particularly sensitive to the effects of vibrations associated with even minor earthquakes. Jazz’s business operations depend on its ability to maintain and protect its facilities, computer systems and personnel. We cannot be certain that precautions Jazz has taken to seismically upgrade its fab will be adequate to protect its facilities in the event of a major earthquake, and any resulting damage could seriously disrupt Jazz’s production and result in reduced revenues. Natural disasters could also disrupt Jazz’s manufacturing suppliers’ production, which may lead to disruptions in Jazz’s production and result in reduced revenues to Jazz.

Jazz’s production may be interrupted if it cannot maintain sufficient sources of fresh water and electricity.

        The semiconductor manufacturing process requires extensive amounts of fresh water and a stable source of electricity. Droughts, pipeline interruptions, power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict Jazz’s access to these utilities in the areas in which its fabs are located. In particular, Jazz’s Newport Beach, California fab is located in an area that is susceptible to water and electricity shortages. If there is an insufficient supply of fresh water or electricity to satisfy Jazz’s requirements, it may need to limit or delay its production, which could adversely affect its business and operating results. Increases in utility costs would also increase Jazz’s operating expenses. In addition, a power outage, even of very limited duration, could result in a loss of wafers in production and deterioration in Jazz’s fab yield, and substantial downtime to reset equipment before resuming production.

Failure to comply with environmental regulations could harm Jazz’s business.

        Jazz uses hazardous materials and substances in the manufacturing and testing of products and in the development of its technologies in its research and development laboratories. Jazz is subject to a variety of local, state and federal regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous materials and substances. Failure to comply with environmental regulations could result in revocation of operating permits, the imposition of substantial fines or penalties on Jazz, interruption of production, alteration of Jazz’s manufacturing processes or cessation of operations. Compliance with environmental regulations could require Jazz to pay increased fees, acquire expensive pollution control equipment or to incur other substantial expenses. Jazz could also be required to incur costs associated with the investigation and remediation of contamination at currently or formerly owned, operated or used sites, or at sites at which its hazardous waste was disposed. Any failure by Jazz to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject Jazz to significant liabilities, including joint and several liability with other parties under certain statutes. The imposition of these liabilities could significantly harm Jazz’s business.

Risks Related to Jazz’s Securities after the Merger

Outstanding Jazz warrants and convertible notes prior to the merger are exercisable into Tower ordinary shares. The price of Tower’s ordinary shares is volatile.

        Pursuant to the merger agreement with Tower, (i) each share of Jazz common stock became automatically converted into and represented the right to receive 1.8 ordinary shares of Tower, which is traded on the NASDAQ stock exchange, (ii) each warrant to purchase shares of our common stock which was outstanding immediately prior to the merger became a warrant to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share and (iii) each $1,000 in original principal amount of Jazz convertible notes became convertible into 245.57 Tower ordinary shares, representing an implied conversion price of approximately $4.07 per Tower ordinary share. The price of Tower’s common stock is volatile, and may fluctuate due to factors such as:

—	actual or anticipated fluctuations in quarterly and annual results;

—	possible dilution and increase in the number of shares eligible for resale due to possible conversions or exercises of convertible securities and warrants;

—	mergers, consolidations and strategic alliances in the semiconductor industry;

—	market conditions in the semiconductor industry;

—	our earnings estimates and those of our publicly held competitors; and

—	the general state of the stock markets.

        The semiconductor industry has been highly unpredictable and volatile. Tower’s ordinary shares are currently traded at prices lower than the price of Tower’s ordinary shares as of the effective time of the merger on September 19, 2008 and may continue to be traded at such prices or lower.

The outstanding convertible notes may be redeemed at a time that is disadvantageous to the holders of the convertible notes.

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

Risk Related to a Dispute between a Jazz Stockholder and that Stockholder’s Lenders

        On February 1, 2008, we received notice that certain lenders were purporting to foreclose on collateral securing loans made to Acquicor Management LLC, an entity owned in part and controlled by Gilbert F. Amelio, Jazz’s former Chairman and Chief Executive Officer. The collateral consists of approximately 2.3 million shares of Jazz common stock owned by Acquicor Management LLC. Acquicor Management LLC subsequently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Central District of California and filed complaints in that court alleging various claims against the lenders. The bankruptcy case was dismissed on October 9, 2008. On October 14, 2008, Acquicor Management LLC filed an action in Superior Court in Orange County, California against the lenders and certain other parties with causes of action for declaratory relief, slander of title and breach of contract. Jazz understands that the dispute between the lenders and Acquicor Management LLC potentially remains unresolved. Jazz was not a party to the bankruptcy case and is not a party to the action in Orange County Superior Court, and we believe that this is a dispute between a stockholder and its lenders that should not involve Jazz. However, no assurances can be given that the dispute will not impact us, either due to diversion of management attention or attempts by the parties to involve Jazz. We have been informed by counsel for Acquicor Management LLC that subpoenas may be served on Jazz and/or certain of its officers and former officers seeking testimony and document production in connection with the Orange County Superior Court proceeding, but to date, no subpoenas have been served. We would intend to defend vigorously any claims against Jazz arising out of this dispute if any claims against Jazz were to be asserted.

Risks Relating to Jazz Following the Merger

Jazz and Tower expect to enter into a Special Security Agreement with the United States Department of Defense which may limit the synergies and other expected benefits of the merger.

In connection with the Company’s aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement (“SSA”). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

There is no assurance that Tower and Jazz will realize the anticipated cost savings, revenue enhancements and other benefits expected from the merger, which could adversely affect Jazz’s operations.

        Tower and Jazz entered into the merger agreement with the expectation that the merger will potentially create opportunities to achieve cost savings and revenue synergies from cross sales opportunities and to achieve other synergistic benefits. Delays encountered by Tower and Jazz in the integration process could postpone or lower expectations with regard to revenues, expenses, operating results and financial condition of Tower and Jazz. Although Tower and Jazz expect significant benefits to result from the merger, there can be no assurance that each of Tower and Jazz will actually realize these anticipated benefits or as to the timing of such realization.

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

Uncertainties associated with the merger may cause key employees to resign and may otherwise materially adversely affect the future business and operations of Jazz.

        Each of Jazz’s and Tower’s success after the merger will depend in part upon the ability of each of Tower and Jazz to retain their respective key employees. Competition for qualified personnel can be intense. Current and prospective employees of Jazz may experience uncertainty about their post-merger roles following the merger. This may materially adversely affect the ability of Jazz to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the merger. Accordingly, no assurance can be given that Jazz will be able to attract or retain key employees to the same extent that it has been able to attract or retain employees in the past.

        Technological innovation is important to each of Tower and Jazz’s success and depends, to a significant degree, on the work of technically skilled employees. Competition for the services of these employees is vigorous. Jazz cannot provide assurance that it will be able to attract and retain these employees. If, following the merger, Jazz is unable to attract and retain technically skilled employees, Jazz’s competitive position could be materially adversely affected.

Jazz has a large amount of debt which could have significant negative consequences.

        Jazz has a large amount of debt, which could have significant negative consequences. Jazz’s indebtedness as of December 31, 2008 is approximately $155 million, comprised of approximately $128 million par value of convertible notes and $27 million borrowing under the Wachovia line of credit. Said indebtedness could have significant negative consequences, including:

—	requiring the dedication of a substantial portion of Jazz's expected cash flow from operations to service its indebtedness;

—	increasing Jazz's vulnerability to general adverse economic and industry conditions;

—	limiting Jazz's ability to obtain additional financing;

—	limiting Jazz's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes;

—	placing Jazz at a competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources; and/or

—	affecting Jazz's ability to make interest payments and other required debt service on its indebtedness.

Jazz’s business requires a significant amount of cash, and Jazz’s business may be adversely affected if its sources of liquidity are unavailable or insufficient to fund its operations.

        The working capital requirements and cash flows of Jazz have historically been, and following the merger continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. If Jazz is unable to manage fluctuations in cash flow, its business, operating results and financial condition may be materially adversely affected. Factors which could lead Jazz to suffer cash flow fluctuations include:

—	the level of sales;

—	the collection of receivables;

—	the timing and size of capital expenditures; and

—	the servicing of financing obligations.

        In order to finance Jazz’s business, Jazz expects to use available cash and existing credit facilities as well as other sources of financing.

        Jazz cannot provide any assurance that such funding will be available on satisfactory terms. If each of Tower and Jazz were to incur higher levels of debt, this would require a larger proportion of its respective operating cash flow to be used to pay principal and interest on its respective indebtedness. The increased use of cash to pay indebtedness could leave Jazz with insufficient funds to finance its respective operating activities and capital expenditures, which could adversely effect each of their businesses.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Jazz’s headquarters and manufacturing facilities are located in Newport Beach, California. Jazz leases the use of these facilities from Conexant under non-cancellable operating leases that expire March 12, 2017 and it has the option to extend each lease for two consecutive five-year periods after March 12, 2017. Jazz and Conexant executed amendments to the leases which provide that Jazz’s headquarters office may be relocated one time no earlier than 12 months from the completion of the acquisition in 2007 to another building within one mile of its current location at Conexant’s option and expense, subject to certain conditions.

        The following table provides certain information as to Jazz’s principal general offices, manufacturing and warehouse facilities:

Property Location	Use	Floor Space

Newport Beach, California	Headquarters office	68,227 square feet
Newport Beach, California	Manufacturing facility	320,510 square feet

        Jazz expects these office and warehouse facilities to be adequate for its business purposes through 2009 and expects additional space to be available to use on commercially reasonable terms as needed.

Item 3. Legal Proceedings

        During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Following the initial filing, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. The Company, Tower and the other three corporations were added as additional respondents in the ITC action in October 2008. The Company and Tower are assessing the merits of this action and cannot predict the outcome of this proceeding or provide an estimate of any possible losses, which could have a material and adverse effect on the Company’s and Tower’s businesses and financial positions. The Company and Tower intend to vigorously defend the litigation.

        The Company’s Merger with Tower was submitted for review by the Committee on Foreign Investment in the United States (“CFIUS”), a group of U.S. agencies that reviews foreign investments in U.S. companies for national security reasons.  CFIUS has notified that Company that CFIUS has completed its review, there are no unresolved national security concerns with respect to the Merger and no further action will be taken by CFIUS.

        In connection with the Company’s aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement (“SSA”). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

        Effective September 19, 2008, upon completion of the Merger, the Company’s common stock, warrants and units were delisted from the American Stock Exchange. As a result of the Merger, Tower is now the only registered holder of record of the Company’s common stock.

        The following tables set forth, for the fiscal quarters indicated, the quarterly high and low closing prices of our common stock as reported on the American Stock Exchange.

Common Stock

Year ended December 31, 2008	High	Low

September 30, 2008 (ending September 18, 2008)	$1.20	$0.70
June 27, 2008	$1.44	$0.56
March 28, 2008	$1.65	$0.61

Year ended December 28, 2007	High	Low

December 28, 2007	$3.20	$1.60
September 28, 2007	$3.38	$2.43
June 29, 2007	$4.25	$2.87
March 30, 2007	$5.65	$4.09

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

Repurchases of Equity Securities

        On January 11, 2007, we announced that our Board had authorized a stock and warrant repurchase program, under which we could repurchase up to $50 million of our common stock and warrants through July 15, 2007. On July 18, 2007, we announced that the stock and warrant repurchase program had been extended through October 15, 2007. On November 2, 2007, we announced that the amount had been increased to $52 million and the stock and warrant repurchase program had been further extended through January 15, 2008, on which date it expired. Purchases under the stock and warrant repurchase program were made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. As of December 28, 2007, we had repurchased securities with an aggregate value of $50.3 million under this program. There were no repurchases made under this program for the fiscal year 2008.

Item 6. Selected Financial Data

        Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

JAZZ TECHNOLOGIES, INC.

The following discussion and analysis of the financial condition and results of operations of Jazz Technologies, Inc. for the years ended December 31, 2008 and December 28, 2007, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K, including the information in the section entitled “Risk Factors” of this report.

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

        We are based in Newport Beach, California, and following the acquisition of Jazz Semiconductor Inc. (“Jazz Semiconductor”) in February 2007, we are now an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. Our specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Our customers use the analog and mixed-signal semiconductor devices in products they design that are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Merger with Tower Semiconductor, Ltd

        On May 19, 2008, we entered into an Agreement and Plan of Merger and Reorganization with Tower Semiconductor Ltd., an Israeli company (“Tower”), and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), which provided for Merger Sub to merge with and into us, with us surviving the merger as a wholly-owned subsidiary of Tower, also referred to as the “Merger.” At a special meeting of the Company’s stockholders held on September 17, 2008, the requisite majority of our stockholders voted in favor of the Merger, and the Merger was effectively consummated on September 19, 2008. As a result of the Merger, our certificate of incorporation and bylaws were amended and restated.

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

        At the effective time of the Merger, each holder of the Convertible Notes outstanding immediately prior to the effective time of the Merger received the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share. We entered into a second supplemental indenture, on September 19, 2008, with U.S. Bank, N.A. as trustee, reflecting these provisions relating to the consummation of the Merger. Our obligations under the Convertible Notes are not being guaranteed by Tower.

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

        Tower and Jazz submitted the Merger for review by the Committee on Foreign Investment in the United States (“CFIUS”), a group of U.S. agencies that reviews foreign investments in U.S. companies for national security reasons pursuant to the Defense Production Act of 1950.  The review by CFIUS has been completed, and CFIUS has notified Jazz that there are no unresolved national security concerns and CFIUS will take no further action with respect to the Merger.

        In connection with the Merger, on September 19, 2008, we entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent, and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year secured asset-based revolving credit facility for the total amount of $55 million, including up to $10 million for letters of credit. On December 31, 2008, Wells Fargo acquired all of Wachovia Corporation and its businesses and obligations.

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

        We have also incurred approximately $4.1 million in merger costs, which are included as part of operating expenses in the statement of operations for the period December 29, 2007 through September 18, 2008.

Results of Operations

        For the period from December 29, 2007 through September 18, 2008, we had a net loss of $17.0 million. For the period from September 19, 2008 through December 31, 2008, we had a net loss of $1.1 million. The results for the year ended December 28, 2007 include the results of operations for Jazz Semiconductor only from February 16, 2007 (Jazz Semiconductor acquisition date) through December 28, 2007 and had a net loss of $31.9 million.

Pro Forma Financial Information

        We did not acquire Jazz Semiconductor until February 16, 2007 and subsequently we were acquired by Tower on September 19, 2008. Accordingly, we do not believe that a comparison of the historical results of operations and cash flows for the year ended December 31, 2008 versus the year ended December 28, 2007 is very meaningful. In order to assist users in better understanding the changes in our business between the year ended December 31, 2008 and December 28, 2007, we are presenting in the discussion below, pro forma results for us and Jazz Semiconductor for the years ended December 31, 2008 and December 28, 2007 as if our acquisition of Jazz Semiconductor occurred on January 1, 2007. We derived the pro forma results from (i) our consolidated financial statements for the period from December 29, 2007 through September 18, 2008 (Predecessor) and for the period from September 19, 2008 through December 31, 2008, (Successor) and (ii) our consolidated financial statements for the year ended December 28, 2007 (Predecessor) and of Jazz Semiconductor for the period from January 1, 2007 to the date of the acquisition on February 16, 2007.

        The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisitions taken place on January 1, 2007, or our future financial position or operating results. The pro forma results exclude the write-off of in-process research and development and the merger costs that were expensed during the years ended December 31, 2008 and December 28, 2007. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for reduced depreciation and amortization expense as a result of the application of the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets and liabilities, based on various estimates of their respective fair values. We performed the valuation of all the assets and liabilities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). The depreciation and amortization expense adjustments reflected in the pro forma results of operations are based on the valuation of our tangible and intangible assets described in Note 3 to our consolidated financial statements.

	Pro Forma Statements of Operations (in thousands)
	Year Ended December 31, 2008	Year Ended December 28, 2007	Increase (Decrease)	% Change
	(unaudited)	(unaudited)

Net revenues	$188,640	$207,649	$(19,009)	(9.2)
Cost of revenues	141,344	176,389	(35,045)	(19.9)

Gross profit	47,296	31,260	16,036	51.3
Operating expenses:
Research and development	11,879	16,166	(4,287)	(26.5)
Selling, general and administrative	18,947	20,915	(1,968)	(9.4)
Amortization of intangible assets	750	750	-	-

Total operating expenses	31,576	37,831	(6,255)	(16.5)
Income (loss) from operations	15,720	(6,571)	22,291	(339.2)
Net interest expense	13,656	11,269	2,387	21.2
Other income	(1,609)	(4,692)	3,083	(65.7)

Net income (loss) before income tax	$3,673	$(13,148)	$16,821	(127.9)
Income tax provision	542	52	490	942.3

Net income (loss)	$3,131	$(13,200)	$16,331	(123.7)

Comparison of Years Ended December 31, 2008 and December 28, 2007

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

        For the period from September 19, 2008 through December 31, 2008 (Successor), our net revenues were $56.2 million. For the period from December 29, 2007 through September 18, 2008 (Predecessor), our net revenues were $132.4 million. Our net revenues for the year ended December 28, 2007 (Predecessor) were $182.1 million.

Pro Forma Net Revenues

        The following table presents pro forma net revenues for the years ended December 31, 2008 and December 28, 2007:

	Pro Forma Net Revenues (in thousands, except percentages)
	Year Ended December 31, 2008		Year Ended December 28, 2007
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Net Revenues	$188,640	100.0	$207,649	100.0	$(19,009)	(9.2)

        On a pro forma basis, our net revenues decreased as a result of a $14.5 million or 8.9% decrease in specialty process net revenues to $147.4 million for the year ended December 31, 2008 from $161.9 million for the corresponding period in 2007 and a decrease in standard process revenues of $4.5 million or 9.9% to $41.2 million for the year ended December 31, 2008 from $45.7 million for the corresponding period in 2007.

        The decrease in both specialty and standard process net revenues can be attributed to a change in customer mix and lower overall demand related to the weaker economy. Continued growth of demand from smaller customers help to offset weaker demand from larger customers.

        Pro forma revenue mix remained relatively unchanged at 78.2% specialty process revenues and 21.8% standard process revenues for the year ended December 31, 2008 compared to 78.0% specialty process revenues and 22.0% standard process revenues for the corresponding period in 2007.

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

        For the period from September 19, 2008 through December 31, 2008 (Successor), our cost of revenues was $40.7 million. For the period from December 29, 2007 through September 18, 2008 (Predecessor), our cost of revenues was $114.5 million. Our cost of revenues for the year ended December 28, 2007 (Predecessor) was $166.7 million.

Pro Forma Cost of Revenues

        The following table presents pro forma cost of revenues for the years ended December 31, 2008 and December 28, 2007:

	Pro Forma Cost of Revenues (in thousands, except percentages)
	Year Ended December 31, 2008		Year Ended December 28, 2007
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Cost of revenues (not including
depreciation & amortization of
intangible assets)	$124,514	66.0	$159,559	76.8	$(35,045)	(22.0)
Cost of revenues - depreciation &
amortization of intangible assets.	16,830	8.9	16,830	8.1	-	-

Total cost of revenues	$141,344	74.9	$176,389	84.9	$(35,045)	(19.9)

        On a pro forma basis, our cost of revenues decreased as a percentage of revenue mainly due to cost reduction efforts which have resulted in lower labor and overhead cost for the year ended December 31, 2008 compared to the corresponding period in 2007. Cost reduction efforts included scaling the labor force to meet production demand and negotiating more favorable pricing for materials and supplies.

        The amortization of acquired developed technology is allocated to cost of revenues and based on its valuation on the date of our merger with Tower.

Gross Profit

        For the period from September 19, 2008 through December 31, 2008 (Successor), our gross profit was $15.6 million. For the period from December 29, 2007 through September 18, 2008 (Predecessor), our gross profit was $17.9 million. Our gross profit for the year ended December 28, 2007 (Predecessor) was $15.4 million.

Pro Forma Gross Profit

        The following table presents pro forma gross profit for the years ended December 31, 2008 and December 28, 2007:

	Pro Forma Gross Profit (in thousands, except percentages)
	Year Ended December 31, 2008		Year Ended December 28, 2007
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Gross profit	$47,296	25.1	$31,260	15.1	$16,036	51.3

        On a pro forma basis, the increase in amount and margin of gross profit was primarily attributed to lower labor, overhead and material and supplies costs.

Operating Expenses

        Research & Development Expenses: Research and development expenses consist primarily of salaries and wages for process and technology research and development activities, fees incurred in connection with the license of design libraries and the cost of wafers used for research and development purposes.

        For the period from September 19, 2008 through December 31, 2008 (Successor), our research and development expenses were $3.0 million. For the period from December 29, 2007 through September 18, 2008 (Predecessor), our research and development expenses were $9.8 million. Our research and development expenses for the year ended December 28, 2007 (Predecessor) were $14.1 million.

        Selling, General and Administrative Expenses: Selling, general and administrative expenses consist primarily of salaries and benefits for selling and administrative personnel, including the human resources, executive, finance, information technology, legal departments and intercompany service charges from Tower.

        For the period from September 19, 2008 through December 31, 2008 (Successor), our selling, general and administrative expenses were $6.5 million. For the period from December 29, 2007 through September 18, 2008 (Predecessor), our selling, general and administrative expenses were $12.7 million. Our selling, general and administrative expenses for the year ended December 28, 2007 (Predecessor) were $20.1 million.

Pro forma Operating Expenses

        The following table presents pro forma operating expenses for the years ended December 31, 2008 and December 28, 2007:

	Pro Forma Operating Expense (in thousands, except percentages)
	Year Ended December 31, 2008		Year Ended December 28, 2007
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Research and development	$11,879	6.3	$16,166	7.8	$(4,287)	(26.5)
Selling, general and administrative	18,947	10.0	20,915	10.1	(1,968)	(9.4)
Amortization of intangible assets	750	0.4	750	0.4	-	-

Total operating expenses	$31,576	16.7	$37,831	18.2	$(6,255)	(16.5)

        On a pro forma basis, the decrease in operating expenses for the year ended December 31, 2008 was mainly attributed to lower research and development expenses and continued efforts for reducing the overhead costs compared to the corresponding period in 2007.

        The decrease in research and development expenses are mainly attributed to reduction in labor and benefit costs, higher non-recurring engineering charges to cost of revenue and lower spending on engineering photomasks for the year ended December 31, 2008, compared to the corresponding period in 2007.

        The decrease in selling, general and administrative expense is mainly attributed to lower labor and benefits costs, lower contract labor, travel and other miscellaneous expenses for the year ended December 31, 2008, compared to the corresponding period in 2007.

Interest and Other (Expense) Income, Net

        The following table presents interest and other income for the years ended December 31, 2008 and December 28, 2007:

	Interest and Other Income (Expense), Net (in thousands, except percentages)
	Year Ended December 31, 2008		Year Ended December 28, 2007
	Amount	% of Pro forma Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Interest income	$126	0.1	$3,301	1.6	$(3,175)	(96.2)
Interest expense	(13,782)	(7.3)	(14,570)	(7.0)	788	(5.4)

Interest (expense) income, net	(13,656)	(7.2)	(11,269)	(5.4)	(2,387)	21.2
Other income, net	1,609	0.9	4,692	2.3	(3,083)	(65.7)

Interest and other expense, net	$(12,047)	(6.4)	$(6,577)	(3.2)	$(5,470)	83.2

        Interest and other income of $1.7 million for the year ended December 31, 2008 represents $0.8 million of net gain realized from the purchase of 5.0 million in principal amount of our Convertible Notes at a discount and $0.9 million of interest and other non-operating income. Interest expense of $13.8 million for the year ended December 31, 2008 represents interest incurred on our Convertible Notes and our line of credit with Wachovia. Interest and other income for the year ended December 28, 2007 represents $3.3 million interest earned on the net proceeds of our initial public offering and the private placement of our Convertible Notes for the period from January 1, 2007 until the consummation of Jazz Semiconductor’s acquisition in February 2007 and $4.6 million of net gain realized from the purchase of 33.6 million in principal amount of our Convertible Notes at a discount. Interest expense for the year ended December 28, 2007 mainly represents interest on our Convertible Notes.

Changes in Financial Condition

Liquidity and Capital Resources

        As of December 31, 2008, we had cash and cash equivalents of $27.6 million, borrowings of $27.0 million under our line of credit with Wachovia and had $13.0 million of additional availability under this credit line. Of the borrowings of $27.0 million, we consider $20.0 million to be long-term as the repayment of that sum will be made beyond the one year period. As of December 28, 2007, we had cash and cash equivalents of $10.6 million, borrowings of $8.0 million under our line of credit with Wachovia and had $37.1 million of additional availability under this credit line.

        As of December 31, 2008 and December 28, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We believe, based on our current plans and current levels of operations, that our cash from operations, together with cash and cash equivalents and available line of credit, will be sufficient to fund our operations for at least the next 12 months. Poor financial results, unanticipated expenses, acquisitions of technologies or businesses or strategic investments could give rise to additional financing requirements sooner than we would expect. We may elect to raise funds for these purposes through debt or equity transactions as appropriate. There can be no assurances that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then current stockholders. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

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

        During the fiscal year 2008, we purchased on the open market $5.0 million in principal amount of our Convertible Notes for a total purchase price of $4.1 million. The Convertible Notes were purchased at a discount to their face value, including prepayment of interest. As of December 31, 2008, $128.2 million in principal amount of Convertible Notes remained outstanding.

Wachovia Line of Credit

        On September 19, 2008, we entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year secured asset-based revolving credit facility for the total amount of $55 million, including up to $10 million for letters of credit. On December 31, 2008, Wells Fargo acquired all of Wachovia Corporation and its businesses and obligations.

        The borrowing availability varies according to the levels of the borrowers’ eligible accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is September 19, 2011, unless earlier terminated. Loans under the facility bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.25% to 0.75% or the LIBOR rate (as defined in the loan agreement) plus a margin ranging from 2% to 2.5% per annum. The facility is secured by all of our assets and the assets of the borrowers. Borrowing availability under the facility as of December 31, 2008 was $13.0 million in addition to outstanding borrowings of $27.0 million and $2.0 million in letters of credit committed under the facility on that date.

        The loan agreement contains customary covenants and other terms, including covenants based on EBITDA (as defined in the loan agreement). In addition, the loan agreement contains customary events of default including the following: nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default; bankruptcy; material judgments; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control. If any event of default occurs, Wachovia may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the loan agreement would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2008, we were in compliance of all the covenants under this facility.

Leases

        We also have commitments consisting of software leases and facility and equipment licensing arrangements.

        Future minimum payments under non-cancelable operating leases as of December 31, 2008 are as follows:

	Payment Obligations by Year
	2009	2010	2011	2012	Thereafter	Total
	(in thousands)

Operating leases	$2,468	$2,300	$2,300	$2,300	$9,653	$19,021

Critical Accounting Policies

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

        In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), and SAB No. 104, “Revenue Recognition” (“SAB No. 104”), we recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenues until all customer acceptance requirements have been met, when applicable.

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

        We provide for sales returns and allowances relating to specific yield or quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance. Actual allowances given have been within management’s expectation.

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

        We conducted our impairment review as of December 31, 2008, due to the global economic downturn and the prevailing conditions in the semiconductor industry. We used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts we use to conduct our business. As a result of this analysis, no assets were considered to be impaired and we have not recognized any impairment loss for any long-lived or intangible asset for the period ended December 31, 2008.

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

        We conducted our annual impairment review as of December 31, 2008. We used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the Company uses to conduct its business. As a result of this analysis, the carrying amount of our net assets, including goodwill were not considered to be impaired and we did not recognize any impairment of goodwill for the period ended December 31, 2008. Prior to our acquisition by Tower, we had no goodwill.

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

        We account for our uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). We recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Pension Plans

        We maintain a defined benefit pension plan for our employees covered by a collective bargaining agreement. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon Jazz’s management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and cash funding requirements of our pension plans.

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

        SFAS No.& 123R requires us to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. We calculate the expected volatility using historical basis of our Company’s stock price and its peers’. Although the Black-Scholes model meets the requirements of SFAS No. 123R and SAB No. 107, the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements, and limited transferability.

        The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the periods ended December 31, 2008 and September 18, 2008 and year ended December 28, 2007 are as follows:

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007

Expected life in years	6 years	6 years	6 years
Expected price volatility	50.97%	43.90 - 65.70%	30.80 - 53.60%
Risk-free interest rate	2.61%	2.47 - 3.84%	3.70 - 5.15%
Dividend yield	0.00%	0.00%	0.00%

Item 8. Financial Statements

INDEX

JAZZ TECHNOLOGIES, INC.

JAZZ SEMICONDUCTOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Jazz Technologies, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheet of Jazz Technologies, Inc. and subsidiaries, (the “Company”) (a wholly owned subsidiary of Tower Semiconductor Ltd.) as of December 31, 2008 (“Successor”), and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from September 19, 2008 through December 31, 2008 (the “Successor Period”) subsequent to the acquisition of the Company by Tower Semiconductor Ltd. We have also audited the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from December 29, 2007 through September 18, 2008 (the “Predecessor Period”) prior to the acquisition of the Company by Tower Semiconductor Ltd. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jazz Technologies, Inc and subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the Successor Period and Predecessor Period, described above, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE, LLP
Los Angeles, California
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Jazz Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Jazz Technologies, Inc. as of December 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

        We have audited the accompanying statements of operations and cash flows of Jazz Technologies, Inc. (formerly Acquicor Technology Inc.) (a development stage company) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for the year ended December 31, 2006 of Jazz Technologies, Inc. in conformity with accounting principles generally accepted in the United States of America.

        On February 16, 2007, the Company consummated the acquisition of Jazz Semiconductor, Inc.

/s/ BDO SEIDMAN, LLP
New York, New York
February 21, 2007

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
(in thousands, except for share data)

	December 31, 2008	December 28, 2007

	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$27,574	$10,612
Receivables:
Trade receivables, net of allowance for doubtful accounts of $852 and $793 at December 31, 2008 and December 28, 2007, respectively	21,424	33,308
Due from related party	54	–
Inventories	10,281	12,190
Deferred tax asset	4,095	2,015
Prepaid expenses and other current assets	3,175	2,379

Total current assets	66,603	60,504
Property, plant and equipment, net	93,928	127,488
Investments	17,100	19,300
Intangible assets, net	56,460	53,631
Goodwill	7,000	–
Other assets	317	4,975

Total assets	$241,408	$265,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,576	$19,502
Due to related party	1,241	–
Short-term borrowings	7,000	8,000
Accrued compensation and benefits	5,672	6,565
Deferred revenues	1,958	5,347
Accrued interest	5,211	5,428
Other current liabilities	4,470	12,383

Total current liabilities	39,128	57,225
Long term liabilities:
Long-term borrowings	20,000	–
Convertible notes	110,052	133,200
Deferred tax liability	11,749	3,427
Accrued pension, retirement medical plan obligations and other long-term liabilities	13,821	19,768

Total liabilities	194,750	213,620
Commitments and contingencies	–	–
Stockholders’ equity:
Common stock, par values $0.001 at December 31, 2008 and $0.0001 at December 28, 2007; authorized shares - 100 at December 31, 2008 and 200,000,00 at December 28, 2007; issued and outstanding shares – 100 at December 31, 2008 and 19,031,276 at December 28, 2007	–	2
Additional paid-in capital	50,166	79,882
Other comprehensive income	(2,367)	965
Accumulated deficit	(1,141)	(28,571)

Total stockholders’ equity	46,658	52,278

Total liabilities and stockholders’ equity	$241,408	$265,898

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Period from September 19, 2008 through December 31, 2008 (1)	Period from December 29, 2007 through September 18, 2008
			Year ended

			December 28, 2007 (2)	December 31, 2006

	(Successor)		(Predecessor)

Net revenues	$56,255	$132,385	$182,075	$–
Cost of revenues	40,686	114,491	166,654	–

Gross profit	15,569	17,894	15,421	–
Operating expenses:
Research and development	3,004	9,773	14,116	–
Selling, general and administrative	6,456	12,734	20,053	669
Amortization of intangible assets	211	1,008	1,198	–
Write off of in-process research and development	1,800	–	5,100	–
Merger related costs	–	4,069	–	–

Total operating expenses	11,471	27,584	40,467	669

Operating income (loss)	4,098	(9,690)	(25,046)	(669)
Interest and other (expense) income, net	(4,664)	(7,384)	(6,770)	4,448

Net (loss) income before income taxes	(566)	(17,074)	(31,816)	3,779
Income tax (provision) benefit	(575)	33	(43)	(485)

Net (loss) income	(1,141)	(17,041)	(31,859)	3,294

Accretion of trust account relating to common stock subject to possible conversion	–	–	–	(649)

Net income attributable to common stockholders	$(1,141)	$(17,041)	$(31,859)	$2,645

Net income per share subject to possible conversion – basic and diluted	$–	$–	$–	$0.11

Weighted average common shares outstanding subject to possible conversion - basic and diluted	–	–	–	5,740

Net (loss) income per share - basic and diluted		$(0.90)	$(1.32)	$0.12

Weighted average common shares outstanding – basic and diluted		19,015	24,198	22,704

(1)	The amounts included in the period ended December 31, 2008 reflect the results of the Company’s operations following the date of acquisition by Tower on September 19, 2008.

(2)

The amounts included in the year ended December 28, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Stockholder's Equity (Successor)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder's equity

Balance at September 19, 2008	-	$-	$-	$-	$-	$-
Issuance of common stock	100	-	50,070	-	-	50,070
Stock compensation expense	-	-	96	-	-	96
Comprehensive loss:
Change in plan assets and benefit
obligation, net of taxes $1,615	-	-	-	(2,527)	-	(2,527)
Foreign currency translation
adjustment	-	-	-	160	-	160
Net loss	-	-	-	-	(1,141)	(1,141)

Total comprehensive loss	-	-	-	-	-	(3,508)

Balance at December 31, 2008	100	$-	$50,166	$(2,367)	$(1,141)	$46,658

Consolidated Statement of Stockholders' Equity (Predecessor)
(in thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	(Accumulated deficit) retained earnings	Total stockholders' equity

Balance at December 31, 2006	34,457	$3	$127,971	$-	$3,288	$131,262
Reversal of common stock
subject to possible
conversion of 5,750 shares	-	-	33,511	-	-	33,511
Conversion of common stock
into cash in connection
with acquisition	(5,668)	(1)	(33,158)	-	-	(33,159)
Redemption of founders'
common stock	(1,874)	-	(9)	-	-	(9)
Repurchase of common stock	(7,846)	-	(25,631)	-	-	(25,631)
Repurchase of warrants	-	-	(19,313)	-	-	(19,313)
Repurchase of units	(708)	-	(2,992)	-	-	(2,992)
Repurchase of unit purchase
options	-	-	(2,360)	-	-	(2,360)
Issuance of restricted stock	87	-	389	-	-	389
Issuance of performance
stock awards	583	-	992	-	-	992
Stock compensation expense	-	-	497	-	-	497
Offering expenses	-	-	(15)	-	-	(15)
Comprehensive (loss) income:
Change in plan assets and
benefit obligation	-	-	-	935	-	935
Foreign currency
translation adjustment	-	-	-	30	-	30
Net loss	-	-	-	-	(31,859)	(31,859)

Total comprehensive loss	-	-	-	-	-	(30,894)

Balance at December 28, 2007	19,031	2	79,882	965	(28,571)	52,278
Restricted stock
compensation expense	-	-	60	-	-	60
Stock compensation expense	-	-	634	-	-	634
Comprehensive loss:
Change in plan assets and
benefit obligation	-	-	-	8,631	-	8,631
Foreign currency
translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(17,041)	(17,041)

Total comprehensive loss	-	-	-	-	-	(8,411)

Balance at September 18, 2008	19,031	$2	$80,576	$9,595	$(45,612)	$44,561

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007	Year ended December 31, 2006

	(Successor)		(Predecessor)
Operating activities:
Net (loss) income	$(1,141)	$(17,041)	$(31,859)	$3,294
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	5,513	23,626	27,928	–
Amortization of deferred financing costs	33	1,209	1,542	–
Provision for doubtful accounts	(314)	315	97	–
Provision for obsolete inventory	(633)	764	(4,832)	–
Net gain on disposal of equipment	–	(334)	(30)	–
Net gain on purchase of convertible notes	–	(777)	(4,553)	–
Amortization of purchased intangible assets	1,240	3,574	6,879	–
Write-off of in-process research and development	1,800	–	5,100	–
Stock compensation expense	96	694	1,878	–
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(4,615)	16,444	(7,590)	–
Inventories	3,259	(1,481)	11,736	–
Prepaid expenses and other assets	(155)	(565)	1,006	(827)
Restricted cash	–	–	3,154	–
Deferred tax assets	2,062	–	–	–
Accounts payable	2,092	(7,679)	(4,879)	–
Accrued compensation and benefits	(5,220)	(545)	1,111	–
Deferred revenue	(1,177)	(2,211)	(4,704)	–
Accrued interest	4,285	(3,050)	4,983	–
Other current liabilities	120	(8,344)	(12,069)	–
Amounts due for purchase of convertible notes	–	–	(2,052)	–
Deferred tax liability	(3,135)	(110)	–	–
Accrued pension, retirement medical plan obligations and long-term liabilities	3,535	(2,626)	3,056	931

Net cash provided by (used in) operating activities	7,645	1,863	(4,098)	3,398

Investing activities:
Purchases of property and equipment	(3,366)	(5,004)	(5,975)	–
Net proceeds from sale of equipment	–	1,171	–	–
Net proceeds from sale of short-term investments	–	–	24,245	–
Release of funds from trust and escrow accounts	–	–	334,465	–
Jazz Semiconductor, Inc. purchase price, net of cash acquired	–	–	(227,050)	–
Cash and cash equivalents in trust and escrow account	–	–	–	(334,465)

Net cash (used in) provided by investing activities	(3,366)	(3,833)	125,685	(334,465)

Financing activities:
Payment for purchase of convertible notes	–	(4,100)	(25,932)	–
Borrowings from line of credit	24,000	15,000	10,000	–
Repayments of line of credit	(4,000)	(16,000)	(2,000)	–
Redemption of founder’s common stock	–	–	(9)	–
Conversion of common stock in connection with acquisition	–	–	(33,159)	–
Repurchase of common stock(1)	–	–	(25,631)	–
Repurchase of warrants	–	–	(19,313)	–
Repurchase of units	–	–	(2,992)	–
Repurchase of unit purchase options(2)	–	–	(2,360)	–
Payment of debt and acquisition-related liabilities	(349)	(63)	(10,186)	(325)
Net proceeds from issuance of common stock	–	–	–	165,249
Net proceeds from issuance of convertible note	–	–	–	166,750
Repayment of note payable to stockholder	–	–	–	(275)
Reimbursement of additional offering expenses	–	–	–	225

Net cash provided by (used in) financing activities	19,651	(5,163)	(111,582)	331,624

Effect of foreign exchange rate change	158	7	(26)	–

Net increase (decrease) in cash and cash equivalents	24,088	(7,126)	9,979	557
Cash and cash equivalents at beginning of the period	3,486	10,612	633	76

Cash and cash equivalents at end of the period	$27,574	$3,486	$10,612	$633

(1) Includes repurchases from related parties for $4.2 million.
(2) Includes repurchases from related party for $0.5 million.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
(in thousands)

Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007	Year ended December 31, 2006

(Successor)		(Predecessor)

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:

Interest paid	$3,025	$7,829	$13,006	$5

Taxes paid	$–	$24	$411	$2

Property, plant and equipment purchases accrued	$2,090	$1,259	$1,295	$–

Accrued offering costs	$–	$–	$–	$182

Accrued acquisition costs	$–	$–	$–	$1,798

Accrued debt issuance costs	$–	$–	$–	$6,057

Fair value of underwriter purchase option included in offering costs	$–	$–	$–	$4,975

Deferred underwriting fees	$–	$–	$–	$3,450

Accretion of trust fund relating to common stock subject to possible conversion	$–	$–	$–	$649

Supplemental disclosure of other non-cash activities:

Purchase Price Allocation Adjustments
Property, plant and equipment	$(12,739)
Investments	$(2,200)
Intangible assets	$9,444
Other assets	$(3,649)
Goodwill	$7,000
Current liabilities	$(4,522)
Deferred tax liability, net	$(7,425)
Convertible notes	$19,600
Issuance of common stock	$(50,070)

Total	$(44,561)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Formation

        Unless specifically noted otherwise, as used throughout these notes to the consolidated financial statements, “Jazz”, “Company” refers to the business of Jazz Technologies, Inc. and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. References to “the Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to “the Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

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

Acquisition of Jazz Semiconductor Inc.

        The Company, after signing a definitive agreement for the acquisition of Jazz Semiconductor, submitted that merger for stockholder approval on February 15, 2007. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Predecessor Company’s initial public offering in March 2006, including up to 333,334 shares included in the units purchased by the Company’s existing stockholders in a private placement) had voted against the merger and exercised their conversion rights described below, the merger with Jazz Semiconductor would not have been consummated. Accordingly, public stockholders of the Predecessor Company holding approximately 19.99% of the aggregate number of shares owned by all public stockholders could have sought conversion of their shares in connection with the merger with Jazz Semiconductor. Such public stockholders would have been entitled to receive their per share interest in the trust account computed without regard to the shares held by the Company’s existing stockholders prior to the consummation of the initial public offering. In this respect, $33,510,655 (including $649,060 of accretion due to interest earned on the trust account, net of taxes payable on the income of the funds in the trust account) was classified as common stock subject to possible conversion at December 31, 2006.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1: Business and Formation (Continued)

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

        Prior to March 12, 2002, Jazz Semiconductor’s business was Conexant Systems, Inc.‘s (“Conexant”) Newport Beach, California semiconductor fabrication operations. Jazz Semiconductor’s business was formed upon Conexant’s contribution of those fabrication operations to its wholly-owned subsidiary, Newport Fab, LLC and Conexant’s contribution of Newport Fab, LLC to Jazz Semiconductor, together with a cash investment in Jazz Semiconductor by affiliates of The Carlyle Group. Conexant and affiliates of The Carlyle Group continued to be the largest stockholders of Jazz Semiconductor until its acquisition in February 2007. Substantially all of Jazz Semiconductor’s business operation was conducted by its wholly-owned subsidiary, Newport Fab, LLC.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. They contain all accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2008 (Successor) and December 28, 2007 (Predecessor), and the consolidated results of its operations and cash flows for the periods ended December 31, 2008 (Successor), September 18, 2008 (Predecessor) and the years ended December 28, 2007 (Predecessor) and December 31, 2006 (Predecessor). All intercompany accounts and transactions have been eliminated.

        For purposes of presentation and disclosure, we refer to the Company as the Predecessor for all periods before September 19, 2008, the date of consummation of the Merger and as the Successor as of and for all periods thereafter. The financial statements also reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”), Topic 5J, with respect to the Tower’s acquisition of the Company.

Reclassifications and Adjustments

        The Company has concluded that the portion of workers’ compensation reserves related to the claims that are expected to be paid beyond the Company’s normal operating cycle, or after 12 months from the date of the consolidated financial statements, should be classified as long-term liabilities. As a result, prior period balances related to workers’ compensation reserves have been reclassified from accrued expenses to other long-term liabilities on the consolidated balance sheet as of December 28, 2007 conform to the current period’s presentation. This reclassification had no effect on the Company’s previously reported consolidated statements of operations or consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements. The Company also reclassified amounts, deemed to be insignificant, from other current liabilities to accrued compensation and benefits in prior year’s financial statements in order to conform to the Successor presentation.

Fiscal Year

        Effective as of September 19, 2008, the Company changed its fiscal year end to December 31 to conform to Tower’s fiscal year end. As a result of this change, all quarters now end on the last day of each calendar quarter. Previously, beginning January 1, 2007, the Company had adopted a 52- or 53- week fiscal year. Each of the first three quarters of a fiscal year ended on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ended on the Friday prior to December 31. As a result, each fiscal quarter consisted of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consisted of 13 weeks and the fourth quarter consists of 14 weeks. The Company previously maintained a calendar fiscal year for the year ended December 31, 2006.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

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

        In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), and SAB No. 104, “Revenue Recognition” (“SAB No. 104”), the Company recognizes revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenues until all customer acceptance requirements have been met, when applicable.

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

        The Company provides for sales returns and allowances relating to specific yield or quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance. Actual allowances given have been within management’s expectation.

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

Accounts Receivable

        The Company’s accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable at the end of each reporting period. The Company analyzes the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. For financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2: Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

        The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers and has test and assembly activities in Asia and supports sales and marketing activities in various countries outside of the United States. Most of these costs are paid for with U.S. dollars. Foreign currency transaction gains and losses, resulting from remeasuring the local currency to the U.S. dollar, are included in determining net (loss) income for the period. The foreign exchange gains and losses were not material for the periods presented.

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

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 12 years. Leasehold improvements are amortized over the life of the asset or initial term of the lease, whichever is shorter. Significant renewals and betterments are capitalized and any assets being replaced are written off. Maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

        Construction in progress primarily consists of machinery being qualified for service at the Company’s foundry in Newport Beach, California.

Investment

        In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”). As of December 31, 2008, the investment represented a minority interest of approximately 10% in HHNEC. In accordance with the purchase method of accounting, this investment was recorded at fair value on the date of acquisition by Tower.

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

        The Company conducted an impairment review as of December 31, 2008, due to the global economic downturn and the prevailing conditions in the semiconductor industry. The Company used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of its intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the Company uses to conduct its business. As a result of this analysis, no assets were considered to be impaired and the Company had not recognized any impairment loss for any long-lived or intangible asset for the period ended December 31, 2008. Prior to our acquisition of Jazz Semiconductor in February 2007, the Company had no long-lived or intangible assets.

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

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2: Summary of Significant Accounting Policies (Continued)

        The Company conducted an annual impairment review as of December 31, 2008. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the Company uses to conduct its business. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended December 31, 2008. Prior to its acquisition by Tower, the Company had no goodwill.

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

        The future utilization of the Company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s acquisition by Tower. As a result of this “change in ownership,” the estimated annual net operating loss utilization will be limited to $1.0 million.

        The Company accounts for its uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The Company recognizes interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Pension Plans

        The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)", (“SFAS No. 158”) which requires that we recognize the funded status of our defined benefit and other postretirement benefit plans in our balance sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is consistent with our current accounting treatment. SFAS No. 158 requires the amounts recognized in financial statements be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported.

Stock Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments to employees, including grants of employee stock options, and restricted stock awards, to be recognized in the financial statements based upon their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005 the SEC issued SAB No. 107, “Share-Based Payment” (“SAB No. 107”), which provides guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. There was no impact to the Company’s financial statements on the date of adoption of SFAS No. 123R.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2: Summary of Significant Accounting Policies (Continued)

        SFAS No. 123R requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS No. 123R and SAB No. 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements, and limited transferability. The Company estimated stock price volatility based on historical volatility of its own stock price from April 2008 to September 18, 2008 and based on its peers prior to April 2008. Since September 19, 2008, the Company estimates stock price volatility based on historical volatility of Tower’s stock price. The Company recognizes compensation expense using the straight-line amortization method for stock-based compensation awards with graded vesting.

        The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the periods ended December 31, 2008 and September 18, 2008 and year ended December 28, 2007 are as follows:

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007

Expected life in years	6 years	6 years	6 years
Expected price volatility	50.97%	43.90 - 65.70%	30.80 - 53.60%
Risk-free interest rate	2.61%	2.47 - 3.84%	3.70 - 5.15%
Dividend yield	0.00%	0.00%	0.00%

Net (Loss) Income per Share

        Net (loss) income per share (basic) is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Net (loss) income per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents). Since the Company reported a net loss for the period September 18, 2008 and the year ended December 28, 2007, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same. As the effect of all common stock equivalents were anti-dilutive for the year ended December 31, 2006, the basic and diluted weighted average shares outstanding are the same.

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

        Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 31, 2008 and December 28, 2007 consists of the following customers:

	December 31, 2008	December 28, 2007

	(Successor)	(Predecessor)
Skyworks	10.4%	15.1%
Conexant	*	21.9%
R F Micro Devices	42.2%	26.9%

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2: Summary of Significant Accounting Policies (Continued)

          Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007

	(Successor)	(Predecessor)
Skyworks	13.4%	13.9%	20.1%
Conexant	*	11.4%	15.0%
R F Micro Devices	33.9%	16.4%	14.2%
Toshiba	*	*	12.7%

          * Indicates less than 10%.

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

Recent Accounting Pronouncements

        In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the first quarter of the Company’s fiscal 2009. We are continuing to evaluate the potential impact to our future results of operations, financial position, and cash flows.

        In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of APB 14-1 on its consolidated financial statements. See Note 6 for further information on Convertible Notes.

        Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have any significant impact on the consolidated results of operations or financial position of the Company.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007),“Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets and liabilities in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing Generally Accepted Accounting Principles (“GAAP”). SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis, consummated subsequent to the adoption date of this standard.

        In December 2007, the FASB issued SFAS No. 160,” Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way–as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, this standard will have no impact on its financial position, results of operations or cash flows.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2: Summary of Significant Accounting Policies (Continued)

        Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with respect to financial assets and liabilities. The adoption of SFAS No. 159 did not have any significant impact on the consolidated results of operations or financial position of the Company.

        Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 with respect to financial assets and liabilities. With respect to non-financial assets and liabilities, this Statement is effective for the first fiscal year beginning after November 15, 2008. The adoption of SFAS No. 157 did not have any significant impact on the consolidated results of operations or financial position of the Company.

Note 3: Merger with Tower

        On September 19, 2008, pursuant to the terms of the Merger signed on May 19, 2008, Tower acquired all of Jazz’s outstanding capital in a stock-for-stock transaction.

        For accounting purposes, the purchase price for the Company’s acquisition was $50.1 million and reconciles to all consideration and payments made to date as follows (in thousands):

Stock consideration	$39,189
Other equity consideration	7,555

Total merger consideration	46,744
Transaction costs	3,326

Total purchase price	$50,070

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

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3: Merger with Tower (Continued)

        Tower’s transaction costs of $3.3 million primarily consist of fees for financial advisors, attorneys, accountants and other advisors incurred in connection with the Merger.

        The Company also incurred approximately $4.1 million in similar merger costs which are included as part of operating expenses in the Predecessor’s statement of operations for the period from December 29, 2007 through September 18, 2008.

Purchase Price Allocation

        The purchase price of $50.1 million, including the transaction costs of approximately $3.3 million, has been allocated to tangible and intangible assets and liabilities, based on their fair market values as of September 19, 2008, as follows (in thousands):

	September 19, 2008

Fair value of the net tangible assets and liabilities:
Cash and cash equivalents	$3,486
Receivables	16,549
Inventories	12,907
Deferred tax asset	6,157
Prepaid expenses and other current assets	2,936
Property, plant and equipment	95,244
Investments	17,100
Other assets	66
Short-term borrowings	(7,000)
Accounts payable	(11,878)
Accrued compensation and benefits	(9,337)
Deferred tax liability	(14,883)
Deferred revenues	(3,135)
Other current liabilities	(8,285)
Convertible notes	(108,600)
Accrued pension, retirement medical plan obligations and other long-term
liabilities	(7,757)

Total net tangible assets and liabilities		$(16,430)

Fair value of identifiable intangible assets acquired:
Existing technology	1,300
Patents and other core technology rights	15,100
In-process research and development	1,800
Customer relationships	2,600
Trade name	5,200
Facilities lease	33,500
Goodwill	7,000

Total identifiable intangible assets acquired		66,500

Total purchase price		$50,070

        The fair values set forth above are based on a valuation of the Company’s assets and liabilities performed by the Company in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”), Topic 5J, with respect to the Tower’s acquisition of the Company. Currently, the net operating loss limitation for the change in ownership which occurred in September 2008 is in the process of being determined and accordingly, the amount of the Company’s net operating losses which may be available to offset future taxable income of the Company is not finalized. The Company expects it will not be able to utilize a significant portion of its net operating loss carry forwards, potentially eliminating the vast majority of the entire future benefits of such net operating loss carryforwards and as such has adjusted its net operating loss carryforwards to reflect their current estimated annual utilization of $1.0 million. However, the Company has currently not finalized its analysis of this matter. Once the final information is available, the purchase accounting impact on the deferred tax assets and liabilities will be recognized and disclosed.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3: Merger with Tower (Continued)

        The Merger constituted a change in control for purposes of the change in control severance agreements between the Company and each of Dr. Amelio and Messrs. Pittman and Grogan. Dr. Amelio retired from the Company on September 19, 2008. Under his change of control severance agreement, Dr. Amelio was paid thrice his annual base salary plus his target bonus, a total of approximately $1.8 million. In connection with the Merger, Mr. Pittman left the Company’s employ on September 26, 2008. Mr. Pittman was paid twice his annual base salary plus target bonus, a total of $0.9 million. Mr. Grogan remains with the Company and was paid twice his annual base salary plus target bonus, a total of $0.7 million. In addition, all stock option grants or similar equity arrangements that are otherwise subject to vesting over a period of 48 months following the date of termination of employment of Dr. Amelio, Mr. Pittman or Mr. Grogan, immediately accelerated and vested or will immediately accelerate and vest as of the respective date of termination of each of their employment with the Company. Pursuant to the Merger, the Company, the surviving corporation of this Merger, assumed and paid the obligations under the change of control severance agreements.

        Pro Forma Results of Operations (unaudited)

        The following unaudited pro forma information for the years ended December 31, 2008 and December 28, 2007 assumes the acquisition of the Company occurred on January 1, 2007:

	Pro Forma Results of Operations (in thousands)

	Year ended December 31, 2008	Year ended December 28, 2007

	(Successor)	(Predecessor)
Net revenues	$188,640	$207,649

Net income (loss)	$3,131	$(13,200)

        The acquisition of Jazz Semiconductor on February 16, 2007 was our first business combination and subsequently we were acquired by Tower on September 19, 2008. Accordingly, we do not think a comparison of the results of operations and cash flows for the year ended December 31, 2008 versus the year ended December 28, 2007 is very beneficial to our investors. In order to assist investors in better understanding the changes in our business between the year ended December 31, 2008 and December 28, 2007, we are presenting pro forma results for us and Jazz Semiconductor for the years ended December 31, 2008 and December 28, 2007 as if our merger occurred on January 1, 2007. We derived the pro forma results from (i) our consolidated financial statements for the period from December 29, 2007 through September 18, 2008 and for the period from September 19, 2008 through December 31, 2008, and (ii) our consolidated financial statements for the year ended December 28, 2007 and of Jazz Semiconductor for the period from January 1, 2007 to February 16, 2007 (the date of the acquisition).

        The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of us or Jazz Semiconductor. The pro forma results exclude the write-off of in-process research and development and the merger costs that were expensed during the years ended December 31, 2008 and December 28, 2007. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for reduced depreciation and amortization expense as a result of the application of the purchase method of accounting.

Note 4: Acquisition of Jazz Semiconductor

Adjusted Purchase Price Allocation

        The total adjusted purchase price of $253.1 million, including the Company’s transaction costs of approximately $4.1 million, and net of the reduction of $9.3 million in purchase price, has been allocated to tangible and intangible assets and liabilities, based on their fair market values as of February 16, 2007, as follows (in thousands):

	February 16, 2007

Fair value of the net tangible assets and liabilities:
Cash and cash equivalents	$26,080
Other current assets	79,465
Property, plant and equipment	148,061
Investments	19,300
Other assets	522
Current liabilities	(62,211)
Deferred Taxes	(6,203)
Accrued pension, retirement medical plan obligations and other long-term liabilities	(17,493)

Total net tangible assets and liabilities		$187,521

Fair value of identifiable intangible assets:
Total identifiable intangible assets		65,609

Total purchase price		$253,130

        The fair values set forth above are based on a valuation of Jazz Semiconductor’s assets and liabilities performed by the Company in accordance with SFAS No. 141.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5: Other Balance Sheet Details

Inventories

        Inventories consist of the following at December 31, 2008 and December 28, 2007 (in thousands):

	December 31, 2008	December 28, 2007

	(Successor)	(Predecessor)

Raw material	$1,215	$597
Work in process	8,194	13,625
Finished goods	4,344	1,691
Accumulated reserves	(3,472)	(3,723)

Total inventories	$10,281	$12,190

Investments

          In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”). As of December 31, 2008, the investment represented a minority interest of approximately 10% in HHNEC. In accordance with the purchase method of accounting, this investment was recorded at fair value on the date of acquisition by Tower.

Property, plant and equipment

          Property, plant and equipment consist of the following at December 31, 2008 and December 28, 2007 (in thousands):

	Useful life	December 31, 2008	December 28, 2007

	(In years)	(Successor)	(Predecessor)
Building improvements	10 – 12	$24,230	$42,916
Machinery and equipment	7	64,097	106,338
Furniture and equipment	5 – 7	1,785	1,829
Computer software	3	763	2,124
Construction in progress	–	6,443	2,206

		97,318	155,413
Accumulated depreciation (excluding spares)		(3,390)	(27,925)

Total property, plant and equipment, net		$93,928	$127,488

Intangible Assets

        Intangible assets consist of the following at December 31, 2008 (Successor) (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Existing technology	9	$1,300	$41	$1,259
Patents and other core technology rights	9	15,100	475	14,625
In-process research and development	-	1,800	1,800	-
Customer relationships	15	2,600	49	2,551
Trade name	9	5,200	163	5,037
Facilities lease	19	33,500	512	32,988

Total identifiable intangible assets	14	$59,500	$3,040	$56,460

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5: Other Balance Sheet Details (Continued)

        Intangible assets consist of the following at December 28, 2007 (Predecessor) (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Existing technology	7	$1,078	$133	$945
Patents and other core technology rights	7	11,185	1,383	9,802
In-process research and development	-	5,100	5,100	-
Customer relationships	7	4,758	588	4,170
Customer backlog	<1	2,630	2,630	-
Trade name	7	4,683	579	4,104
Facilities lease	20	36,175	1,565	34,610

Total identifiable intangible assets	11	$65,609	$11,978	$53,631

        The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total

Fiscal year ends:
2009	$3,597	$787	$4,384
2010	3,597	787	4,384
2011	3,597	787	4,384
2012	3,597	788	4,385
2013	3,597	787	4,384
Thereafter	30,228	4,311	34,539

Total expected future amortization expense	$48,213	$8,247	$56,460

        The amortization related to existing technology, patents and other core technologies, and facilities lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Other Assets

        Other assets, consists of the following at December 31, 2008 (Successor) and December 28, 2007 (Predecessor):

	December 31, 2008
	Cost	Amortization	Net

Other assets
Deferred financing cost	$350	$33	$317

	December 28, 2007
	Cost	Amortization	Net

Other assets
Debt issuance and deferred financing cost	$6,445	$1,542	$4,903
Long-term deposits and other assets	72	-	72

Total	$6,517	$1,542	$4,975

Note 6: Loan and Security Agreement

        On September 19, 2008, the Company entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year secured asset-based revolving credit facility for the total amount of $55 million, including up to $10 million for letters of credit. On December 31, 2008, Wells Fargo acquired all of Wachovia Corporation and its businesses and obligations.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6: Loan and Security Agreement (Continued)

        The borrowing availability varies according to the levels of the borrowers’ eligible accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is September 19, 2011, unless earlier terminated. Loans under the facility bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.25% to 0.75% or the LIBOR rate (as defined in the loan agreement) plus a margin ranging from 2% to 2.5% per annum. The facility is secured by all of the Company’s assets and the assets of the borrowers.

        The loan agreement contains customary covenants and other terms, including covenants based on the Company’s EBITDA (as defined in the loan agreement). In addition, the loan agreement contains customary events of default including the following: nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default; bankruptcy; material judgments; ERISA events; actual or asserted invalidity of guarantees or security documents; and change of control. If any event of default occurs, Wachovia may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the loan agreement would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2008, the Company was in compliance of all the covenants under this facility.

        Borrowing availability under the facility as of December 31, 2008, was $13.0 million in addition to outstanding borrowings of $27.0 million and $2.0 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $20.0 million to be long-term debt as of December 31, 2008.

        On February 28, 2007, the Company had entered into an amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz Semiconductor and Newport Fab, LLC, as borrowers (the “Wachovia Loan Agreement”), with respect to a three-year senior secured asset-based revolving credit facility in an amount of up to $65 million. The borrowing availability varied according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. Up to $5 million of the facility was available for the issuance of letters of credit. The maturity date of the facility was February 28, 2010, unless earlier terminated. Loans under the facility bore interest at a floating rate equal to, at borrowers’ option, either the lender’s prime rate plus 0.75% or the adjusted Eurodollar rate (as defined in the loan agreement) plus 2.75% per annum. The facility was secured by all of the assets of the Company and the borrowers.

        Borrowing availability under the facility as of December 28, 2007, was $37.1 million. As of December 28, 2007, the Company had $8.0 million in outstanding short-term borrowings and $1.6 million of the facility supporting outstanding letters of credits.

Note 7: Convertible Notes

        On December 19, 2006 and December 21, 2006, the Company completed private placements of $166.8 million aggregate principal amount of Convertible Notes, which were placed in an escrow account. On February 16, 2007, the conditions to release the escrowed proceeds of the Convertible Notes were met and the proceeds, net of the debt issuance costs, were released to the Company.

        The Convertible Notes bear interest at a rate of 8% per annum payable semi-annually on each June 30 and December 31, beginning on June 30, 2007. The Company may redeem the Convertible Notes on or after December 31, 2009 at agreed upon redemption prices, plus accrued and unpaid interest.

        During 2007, the Company purchased $33.6 million in principal amount of its Convertible Notes at a price of $28.6 million, including $0.7 million for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price ranged between 79.8% and 87.5% of the principal amount of such notes and resulted in a net gain of $4.6 million, which is included as part of other income in the statement of operations. The gain of $4.6 million is net of the write-off of prorated deferred loan costs of $1.0 million and commission expense. During early 2008, the Company purchased $5.0 million in principal amount of its Convertible Notes at a price of $4.1 million, including $4,444 for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price was 82% of the principal amount of such notes and resulted in a net gain of $0.8 million, which is included as part of interest and other expense in the statement of operations for the period ended September 18, 2008. The gain of $0.8 million is net of the write-off of prorated deferred loan costs of $0.1 million.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7: Convertible Notes (Continued)

        Pursuant to the Merger with Tower, each holder of the Convertible Notes immediately prior to the Merger, has the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share. The Company’s obligations under the Convertible Notes are not being guaranteed by Tower.

        In connection with the Merger of the Company with Tower, the Convertible Notes were recorded at the preliminary fair value of $108.6 million on the date of the acquisition by Tower. The Company has subsequently accreted $1.5 million in interest for the period from September 19, 2008 through December 31, 2008. As of December 31, 2008, $128.2 million in principal amount of Convertible Notes remains outstanding.

        The Company’s obligations under the Convertible Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidating financial information because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the Wachovia Loan Agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

Note 8: Income Taxes

        The Company’s effective tax rate differs from the statutory rate as follows (in thousands):

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007	Year ended December 31, 2006

	(Successor)		(Predecessor)
Tax (benefit) provision computed at the federal statutory rate	$(198)	$(5,976)	$(11,136)	$1,323
State tax, net of federal provision (benefit)	76	(37)	(44)	373
In-process research and development	630	–	1,785	–
Permanent items	67	1,569	(1,016)	24
Tax-exempt interest	–	–	(244)	(1,235)
Valuation allowance	–	4,411	10,698	–

Income tax provision (benefit)	$575	$(33)	$43	$485

        The Company’s tax provision is as follows (in thousands):

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007	Year ended December 31, 2006

	(Successor)		(Predecessor)
Current tax expense:
Federal	$2	$8	$82	$–
State	17	32	87	485
Foreign	14	36	29	–

Total current	33	76	198	485
Deferred tax expense:
Federal	430	–	–	–
State	112	(109)	(155)	–

Total deferred	542	(109)	(155)	–

Income tax provision (benefit)	$575	$(33)	$43	$485

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8: Income Taxes (Continued)

        Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes are as follows (in thousands):

	December 31, 2008	December 28, 2007

	(Successor)	(Predecessor)
Deferred tax assets:
Net operating loss carryforwards	$9,507	$51,162
Accruals and reserves	9,062	12,770
Stock compensation	39	356
Alternative minimum tax credit	127	127
Property, plant and equipment	1,132	–
Other	1,698	616

Total deferred tax assets	21,565	65,031
Valuation allowance	–	(37,163)

Deferred tax liabilities:
Property, plant and equipment	–	(7,931)
Intangible assets	(18,508)	(16,996)
Prepaid assets	(142)	(303)
Investment basis difference	(3,142)	(4,037)
Debt discount	(7,360)	–
Other	(67)	(13)

Total deferred tax liabilities	(29,219)	(29,280)

Net deferred taxes	$(7,654)	$(1,412)

        The Company establishes a valuation allowance for deferred tax assets, when it is unable to conclude that it is more likely than not that such deferred tax assets will be realized. In making this determination the Company evaluates both positive and negative evidence as well as potential tax planning strategies. At December 31, 2008 the Company has not recorded a valuation allowance against its deferred tax assets. The determination to not record a valuation allowance at December 31, 2008 is primarily based on the projected reversal of taxable temporary differences. A valuation allowance of $37.2 million at December 28, 2007 was recorded to offset the related net deferred tax assets as the Company was unable to conclude that it was more likely than not that such deferred tax assets would be realized.

        At December 31, 2008, the Company had federal and state net operating loss carry forwards of approximately $23.5 million and $32.6 million, respectively. The federal and state tax loss carry forwards will begin to expire in 2021 and 2014, respectively, unless previously utilized. At December 31, 2008, the Company had combined federal and state alternative minimum tax credits of $0.1 million. The alternative minimum tax credits do not expire.

        The future utilization of the Company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s acquisition by Tower. Currently, the net operating loss limitation for the change in ownership which occurred in September 2008 is in the process of being determined and accordingly, the amount of the Company’s net operating losses which may be available to offset future taxable income of the Company is not finalized. The Company expects it will not be able to utilize a significant portion of its net operating loss carry forwards, potentially eliminating the vast majority of the entire future benefits of such net operating loss carryforwards, and as such has adjusted its net operating loss carryforwards to reflect their current estimated utilization limited to $1.0 million. However, the Company has currently not finalized its analysis of this matter. Once the final information is available, the purchase accounting impact on the deferred tax assets and liabilities will be recognized and disclosed.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8: Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits (in thousands)

Successor
Balance at September 19, 2008	$1,222
Additions based on tax positions related to the current year	649
Additions for tax positions of prior year	-
Reductions for tax positions of prior year	-
Reductions related to purchase accounting deferred tax asset reduction	-
Settlements	-

Balance at December 31, 2008	$1,871

Unrecognized tax benefits (in thousands)

Predecessor
Balance at January 1, 2007	$-
Additions based on Jazz Semiconductor tax positions for periods prior to acquisition	381
Additions based on tax positions related to the current year	508
Additions for tax positions of prior year	81
Reductions for tax positions of prior year	-
Settlements	-

Balance at December 28, 2007	$970
Additions based on tax positions related to the current year	524
Additions for tax positions of prior year	-
Reductions for tax positions of prior year	-
Reductions related to purchase accounting deferred tax asset reduction	(272)
Settlements	-

Balance at September 18, 2008	$1,222

        At December 31, 2008, it is reasonably likely that $1.1 million of unrecognized tax benefits will reverse during the next twelve months. The reversal of the uncertain tax benefits is related to net operating losses that will be abandoned when the Company liquidates its Chinese subsidiary in 2009.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”) tax examination. The Company is not currently under examination by any other state, local or foreign jurisdictions.

Note 9: Employee Benefit Plans

        The following information provided recognizes the changes in 2008 periodic expenses and benefit obligations due to the new bargaining agreement effective May 2, 2008 entered into by the Company with its collective bargaining unit employees.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9: Employee Benefit Plans (Continued)

Postretirement Medical Plan

        The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year Ended December 28, 2007

	(Successor)	(Predecessor)

Net periodic benefit cost
Service cost	$46	$189	$396
Interest cost	126	477	763
Expected return on plan assets	–	–	–
Amortization of transition obligation/(asset)	–	–	–
Amortization of prior service costs	–	(509)	–
Amortization of net (gain) or loss	–	–	–

Total net periodic benefit cost	$172	$157	$1,159

Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	–	(9,552)	–
Net (gain) or loss for the period	1,338	(19)	(376)
Amortization of transition obligation (asset)	–	–	–
Amortization of prior service costs	–	509	–
Amortization of net (gain) or loss	–	–	–

Total recognized in other comprehensive income	$1,338	$(9,062)	$(376)

Total recognized in net periodic benefit cost and other comprehensive income	$1,510	$(8,905)	$783

Weighted average assumptions used:
Discount rate	7.00%	6.50%	6.50%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A

Assumed health care cost trend rates:
Health care cost trend rate assumed for current year	9.00%	9.00%	9.00%
Ultimate rate	5.00%	5.00%	5.00%
Year the ultimate rate is reached	2014	2014	2014
Measurement date	December 31, 2008	September 18, 2008	December 31, 2007

	Increase	Decrease

Impact of one-percentage point change in assumed health care cost trend rates as of December 31, 2008:
Effect on service cost and interest cost	$32	$(28)
Effect on postretirement benefit obligation	$1,293	$(1,177)

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9: Employee Benefit Plans (Continued)

        The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year Ended December 28, 2007

	(Successor)	(Predecessor)

Change in benefit obligation:
Benefit obligation at beginning of period	$6,226	$15,271	$14,593
Service cost	46	189	396
Interest cost	126	477	763
Benefits paid	(48)	(140)	(105)
Change in plan provisions	–	(9,552)	–
Actuarial loss (gain)(1)	1,338	(19)	(376)

Benefit obligation end of period	$7,688	$6,226	$15,271

Change in plan assets:
Fair value of plan assets at beginning of period	$–	$–	$–
Actual return on plan assets	–	–	–
Employer contribution	48	140	105
Benefits paid	(48)	(140)	(105)

Fair value of plan assets at end of period	$–	$–	$–

Funded status	$(7,688)	$(6,226)	$(15,271)

Amounts recognized in statement of financial position:
Non-current assets	$–	$–	$–
Current liabilities	(180)	(113)	(199)
Non-current liabilities	(7,508)	(6,113)	(15,072)

Net amount recognized	$(7,688)	$(6,226)	$(15,271)

Weighted average assumptions used:
Discount rate	6.10%	7.00%	6.50%
Rate of compensation increases	N/A	N/A	N/A

Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	9.00%	8.00%	9.00%
Ultimate rate	5.00%	5.00%	5.00%
Year the ultimate rate is reached	2015	2014	2014

(1)	The actuarial loss for the period ended December 31, 2008 resulted primarily due to the decrease in discount rate from 7.00% to 6.10%.

        The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits ($)

2009	180
2010	251
2011	338
2012	416
2013	489
2014 - 2018	3,963

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9: Employee Benefit Plans (Continued)

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

        The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year Ended December 28, 2007

	(Successor)	(Predecessor)
Net periodic benefit cost
Service cost	$101	$472	$744
Interest cost	203	454	495
Expected return on plan assets	(189)	(458)	(523)
Amortization of transition obligation/(asset)	–	–	–
Amortization of prior service costs	–	–	–
Amortization of net (gain) or loss	–	–	–

Total net periodic benefit cost	$115	$468	$716

Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	–	–	–
Net (gain) or loss for the period	2,804	432	(559)
Amortization of transition obligation (asset)	–	–	–
Amortization of prior service costs	–	–	–
Amortization of net (gain) or loss	–	–	–

Total recognized in other comprehensive income	$2,804	$432	$(559)

Total recognized in net periodic benefit cost and other comprehensive income	$2,919	$900	$157

Weighted average assumptions used:
Discount rate	7.00%	6.40%	5.90%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year ending:
Transition obligation (asset)	$–	$–	$–
Prior service cost	–	–	–
Net actuarial (gain) or loss	$192	$–	$–

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9: Employee Benefit Plans (Continued)

        The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year Ended December 28, 2007

	(Successor)	(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$9,961	$10,260	$9,901
Service cost	101	472	744
Interest cost	203	454	495
Benefits paid	(47)	(118)	(103)
Change in plan provisions	–	–	–
Actuarial loss (gain) (1)	883	(1,107)	(777)

Benefit obligation end of period	$11,101	$9,961	$10,260

Change in plan assets
Fair value of plan assets at beginning of period	$8,560	$7,957	$7,755
Actual return on plan assets	(1,732)	(1,080)	305
Employer contribution	214	1,801	–
Benefits paid	(47)	(118)	(103)

Fair value of plan assets at end of period	$6,995	$8,560	$7,957

Funded status	$(4,106)	$(1,401)	$(2,303)

Accumulated benefit obligation	$(11,101)	$(9,961)	$(10,260)

Amounts recognized in statement of financial position
Non-current assets	$–	$–	$–
Current liabilities	–	–	–
Non-current liabilities	(4,106)	(1,401)	(2,303)

Net amount recognized	$(4,106)	$(1,401)	$(2,303)

Weighted average assumptions used
Discount rate	6.20%	7.00%	6.40%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A

(1)	The actuarial loss for the period ended December 31, 2008 resulted primarily due to the poor asset performance (approximately 20% loss) and a decrease in the discount rate from 7.00% to 6.20%.

The actuarial gain for the period ended September 18, 2008 resulted primarily due to the increase in discount rate from 6.40% to 7.00%.

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits

2009	$308
2010	359
2011	396
2012	455
2013	518
2014 - 2018	$3,525

        The Company has estimated the expected return on assets of the plan of 7.5% based on assumptions derived from, among other things, the historical return on assets of the plan, the current and expected investment allocation of assets held by the plan and the current and expected future rates of return in the debt and equity markets for investments held by the plan. The obligations under the plan could differ from the obligation currently recorded if management’s estimates are not consistent with actual investment performance.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9: Employee Benefit Plans (Continued)

        The Company’s pension plan weighted average asset allocations at December 31, 2008 by asset category are as follows:

Asset Category:	December 31, 2008	Target allocation 2009

Equity securities	65%	65 - 75%
Debt securities	35%	25 - 35%
Real estate	0%	0%
Other	0%	0%

Total	100%	100%

        The Company’s primary policy goals regarding plan assets are cost-effective diversification of plan assets, competitive returns on investment, and preservation of capital. Plan assets are currently invested in mutual funds with various debt and equity investment objectives. The target asset allocation for the plan assets is 25-35% debt, or fixed income securities, and 65-75% equity securities. Individual funds are evaluated periodically based on comparisons to benchmark indices and peer group funds and necessary investment decisions are made in accordance with the policy goals of the plan investments by management.

Note 10: Stockholders’ Equity

Common Stock

        Upon consummation of the merger with Jazz Semiconductor on February 16, 2007, the Company amended its Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

        On February 16, 2007, the Company redeemed 1,873,738 common shares held by Acquicor Management LLC and the Predecessor Company’s outside directors (founders) at a redemption price of $0.0047 per share.

        On February 16, 2007, 5,668,116 shares of the Company’s common stock issued in connection with its initial public offering were converted into cash at approximately $5.85 per share, or $33.2 million in the aggregate. The stockholders owning these shares voted against the acquisition of Jazz Semiconductor and elected to convert their shares into a pro-rata portion of the Company’s trust account. As of December 28, 2007, the Company had repurchased 8,553,931 shares of common stock (including shares repurchased as part of the Company’s units).

        Pursuant to the Merger with Tower, each share of the Company’s common stock not held by Tower, Merger Sub or the Company was automatically converted into and represents the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares. In connection with the Merger with Tower, the Company amended its Certificate of Incorporation to decrease the authorized shares of the Company’s common stock from 200,000,000 shares to 100 shares.

        The Company did not repurchase any shares of common stock during the fiscal year 2008. The number of outstanding shares of Jazz’s common stock at December 31, 2008 was 100, all of which are owned by Tower.

Unit Purchase Options

        In connection with the Predecessor Company’s initial public offering, the Company issued to the underwriters in the initial public offering 1,250,000 unit purchase options. Each unit purchase option grants the holder of the option, the right to purchase one unit at $7.50 per unit, with each unit consisting of one share of the Company’s common stock and two redeemable common stock warrants, each warrant to purchase one share of the Company’s common stock at $6.65 per share. As of December 28, 2007, the Company had repurchased all 1,250,000 unit purchase options that were issued in connection with its initial public offering for an aggregate purchase price of $2.4 million.

Units and Warrants

        Each unit issued in the Predecessor Company’s March 2006 initial public offering and the private placement to the Company’s initial stockholders prior to the initial public offering included one share of common stock, $0.0001 par value, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires on March 15, 2011. As of December 28, 2007, the Company had repurchased 25,133,655 warrants (including warrants repurchased as part of the Company’s units).

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10: Stockholders’ Equity (Continued)

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

        The number of outstanding warrants to purchase Tower’s ordinary shares at December 31, 2008 was 59,459,423.

Stock Repurchase Plan

        On January 11, 2007, the Company announced that the Board had authorized a stock and warrant repurchase program, under which the Company may repurchase up to $50 million of its common stock and warrants through July 15, 2007. On July 18, 2007, the Company announced that the stock and warrant repurchase program had been extended through October 15, 2007, and on November 2, 2007, the Company announced that the stock and warrant repurchase program has been further extended through January 15, 2008, on which date it expired. Purchases under the stock and warrant repurchase program were made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. As of December 28, 2007, the Company had repurchased securities with an aggregate value of $50.3 million under this program. There were no repurchases made during the fiscal year 2008.

Equity Incentive Plan

        On October 11, 2006, the Company’s Board of Directors (the “Board”) approved the Company’s 2006 Equity Incentive Plan (the “Plan”). The Plan was amended by the Board on February 8, 2007 and approved by the Company’s stockholders on February 15, 2007. The Plan provided for grants of stock awards in the following forms: (i) Incentive Stock Options; (ii) Non-statutory Stock Options; (iii) Restricted Stock Awards; (iv) Restricted Stock Unit Awards; (v) Stock Appreciation Rights; (vi) Performance Stock Awards; (vii) Performance Cash Awards; and (viii) Other Stock Awards. The Plan was terminated following the Merger with Tower.

Restricted Stock

        In May 2007, the Company granted restricted stock awards that vest on February 16, 2008 covering 86,655 shares of the Company’s common stock. On the date of grant of a restricted stock award, the recipient of the award is granted shares of the Company’s common stock that are restricted as to transfer and are subject to a right of forfeiture in favor of the Company. Upon vesting, the right of forfeiture lapsed and the shares were transferred. The Company recorded an expense of $60,376 and $389,364 for the period ended September 18, 2008 and the year ended December 28, 2007, respectively, related to the restricted stock awards.

Performance Stock Awards

        In November 2007, the Board approved, based on the recommendation of the Compensation Committee of the Board, the grant of shares of the Company’s common stock to executive officers of the Company based on the attainment of certain quantitative and qualitative performance goals during 2007. Each award was granted pursuant to the Plan and was fully vested on December 17, 2007, the grant date. The Company awarded 583,334 shares of the Company’s common stock granted at a fair value of $1.70 per share. The Company recorded a compensation cost of $991,668 for the year ended December 28, 2007 related to the issuance of these performance stock awards. There was no restricted stock award granted during fiscal year 2008.

Stock Options

        Upon consummation of the merger with Jazz Semiconductor on February 16, 2007, the Plan under which the Company had reserved an aggregate of 4,700,000 shares of its common stock for future issuance became effective. Prior to termination of the Plan following the Merger with Tower, the Plan was administered by the Board or a committee appointed for such purposes, which had the sole discretion and authority to determine which eligible employees would receive options, when the options would be granted and the terms and conditions of the options granted. Options granted generally have a term of 10 years. Generally, one-third of the shares subject to option grants under the Plan vest one year after the vesting commencement date, the balance of the shares vest in a series of eight successive equal quarterly installments thereafter measured from the first anniversary of the vesting commencement date.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10: Stockholders’ Equity (Continued)

        During the year ended December 28, 2007, the Company awarded non-statutory stock options to purchase 2,660,063 shares of common stock that vest over a three-year period from the date of grant. The first third of each stock option grant vests after the first year and the remaining two-thirds vests ratably over the next eight quarters. The exercise prices of the options awarded range from $1.70 – $3.38 per share. During the fiscal year 2008, the Predecessor Company awarded non-statutory stock options to purchase 604,518 shares of common stock that vest over a three-year period from the date of grant. The stock option grant vests ratably over the next twelve quarters. The exercise prices of the options awarded range from $0.32 – $1.09 per share.

        The Predecessor Company recorded $0.6 million and $0.5 million of compensation expense for the period ended September 18, 2008 and year ended December 28, 2007 relating to the issuance of non-statutory stock options to employees and non-employee members of the Board. No options were issued during the year ended December 31, 2006.

        Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective time of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. Each option to purchase shares of the Company’s common stock outstanding at the effective time of the Merger became an option to purchase a number of Tower ordinary shares equal to 1.8 multiplied by the number of shares of the Company’s common stock that such option was exercisable for prior to the effective time, rounded down to the nearest whole number of Tower ordinary shares, and the per share exercise price of each option now equals the exercise price of such option immediately prior to the effective time of the Merger divided by 1.8, rounded up to the nearest cent. The Company recorded $0.1 million of period compensation expense and immediate compensation expense for modifications of these existing options pursuant to the Merger for the period ended December 31, 2008.

        On September 19, 2008, Tower awarded non-statutory stock options to employees of the Company to purchase 855,000 Tower’s ordinary shares. The stock option grants vest on the second anniversary from the date of grant. The exercise prices of the options awarded is $0.46 per share. The Company recorded $25 thousand of compensation expense for the period ended December 31, 2008 relating to this issuance of Tower’s non-qualified stock options to the Company’s employees.

        The following table summarizes stock option award activity for the periods ended December 31, 2008 and September 18, 2008 and year ended December 28, 2007:

	Number of options	Weighted average exercise price per option	Weighted average fair value per option
(Successor)	(in thousands)

Outstanding at September 19, 2008	5,258	$1.56	$0.67
Granted	855	0.46	0.27
Exercised	-	-	-
Cancelled or expired	(2,530)	1.81	0.77

Outstanding at December 31, 2008	3,583	1.12	0.50

Options vested and expected to vest at December 31, 2008	2,992	1.55	0.67

Options exercisable at December 31, 2008	1,063	1.55	0.67

	Number of Options	Weighted average exercise price per option	Weighted average fair value per option
(Predecessor)	(in thousands)

Outstanding at December 31, 2006	-	$-	$-
Granted	2,660	3.22	1.38
Exercised	-	-	-
Cancelled or expired	(99)	3.25	1.38

Outstanding at December 28, 2007	2,561	$3.22	$1.38
Granted	604	1.09	0.51
Exercised	-	-	-
Cancelled or expired	(244)	2.92	1.27

Outstanding at September 18, 2008	2,921	$2.80	$1.21

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10: Stockholders’ Equity (Continued)

        The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2008 were as follows:

        Options Outstanding:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Life
($)	(In thousands)	($)	(In thousands)	(In years)

0.32 - 1.00	1,863	0.54	$-	9.48
1.01 - 2.00	1,720	1.77	-	8.41

	3,583	1.13	$-	8.96

        Options Exercisable:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Life
($)	(In thousands)	($)	(In thousands)	(In years)

0.32 - 1.00	212	0.61	$-	8.97
1.01 - 2.00	851	1.78	-	8.34

	1,063	1.55	$-	8.47

        Options Vested and Expected to Vest:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Life
($)	(In thousands)	($)	(In thousands)	(In years)

0.32 - 1.00	1,476	0.54	$--	9.46
1.01 - 2.00	1,516	1.78	-	8.40

	2,992	1.17	$-	8.92

        The aggregate pretax intrinsic values in the preceding table were calculated based on the market value of the Tower’s common stock of $0.14 on December 31, 2008.

        At December 31, 2008, the amount of unearned stock-based compensation currently estimated to be expensed in the period 2009 through 2011 related to unvested stock option awards granted on or after February 16, 2007 is $0.2 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with any acquisitions.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11: Related Party Transactions:

        Following is a summary of transactions and balances with related party for the years ended December 31, 2008 and December 28, 2007 (in thousands):

	December 31, 2008	December 28, 2007

Sales to related party	$-	$-

Due from related party (included in the accompanying balance sheets)	$54	$-

Purchases from related party	$-	$-

Due to related party (included in the accompanying balance sheets).	$1,241	$-

        During the year ended December 31, 2008, we made purchases and payments on behalf of Tower for $0.1 million, of which $54 thousand was balance outstanding on that date. Tower also billed the Company service charges of $2.8 million during the year ended December 31, 2008, of which $1.2 million was balance outstanding on that date.

        In June and September of 2007, the Company repurchased for a total purchase price of $2.3 million all 1,250,000 unit purchase options issued to the underwriters of the Company’s initial public offering, leaving no unit purchase options outstanding. This takes into account the repurchase, on September 6, 2007, of 812,500 unit purchase options at $2.00 each, including 375,000 unit purchase options from CRT Capital Group and CRT Associates, 250,000 unit purchase options from Paul A. Pittman, the Company’s Executive Vice President and Chief Financial and Administrative Officer, and 187,500 unit purchase options from Wedbush Morgan Securities. Mr. Pittman acquired his unit purchase options as a result of his former position as a partner at ThinkEquity Partners LLC, one of the underwriters of the Predecessor Company’s initial public offering.

        The Company repurchased on September 4, 2007, 208,333 units at $3.90 per unit and 62,920 shares of common stock at $2.98 per share from Acquicor Management LLC, an entity owned in part and controlled by Gilbert F. Amelio, the Predecessor Company’s Chairman and Chief Executive Officer. The price paid by the Company for these securities was at a slight discount to the most recent closing price prior to the repurchase. The repurchase from Acquicor Management LLC was conditioned on the entire $1.0 million sales proceeds being applied by Acquicor Management LLC to pay interest, principal and associated fees on loans made to Acquicor Management LLC on February 14, 2007 by certain third party lenders. Acquicor Management LLC used these loans in February of 2007 to fund the purchase of the Company’s common stock shortly before the Company’s acquisition of Jazz Semiconductor.

        On December 6, 2007, the Company announced that it repurchased 1,819,793 shares of common stock at $2.11 per share from Acquicor Management LLC, an entity owned in part and controlled by Gilbert F. Amelio, the Predecessor Company’s Chairman and Chief Executive Officer; 51,836 shares of common stock from John P. Kensey; and 51,836 shares of common stock from Harold L. Clark. Mr. Kensey and Mr. Clark are directors of the Company. The $2.11 price paid by the Company for these securities was the closing price on November 30, 2007, the date that agreement was reached on the repurchase. These repurchases were conditioned on the entire sales proceeds being applied to pay interest, principal and associated fees on loans made to Acquicor Management LLC, Mr. Clark and Mr. Kensey on February 14, 2007 by certain third party lenders. Acquicor Management LLC, Mr. Clark and Mr. Kensey used these loans in February 2007 to fund the purchase of the Company’s stock shortly before the Company’s purchase of Jazz Semiconductor.

Note 12: Segment and Geographic Information

        SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in one business segment: the manufacturing and process design of semiconductor wafers.

        Revenues are derived principally from customers located within the United States.

        Long-lived assets consisting of property, plant and equipment and intangible assets are primarily located within the United States.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13: Fair Value Measurements

        The Company holds an investment in HHNEC, a non-public entity. This investment represents a minority interest of approximately 10% recorded at fair value of $17.1 million under the Guideline Company Method on September 19, 2008, the date of the company’s acquisition by Tower.

        The Convertible Notes fair value of $25.6 million is based on a price quoted in a thinly traded market for these Notes during the fourth quarter of 2008.

Note 14: Commitments and Contingencies

Leases

        The Company leases its fabrication facilities and headquarters from Conexant under non-cancelable operating leases through March 2017. The Company has the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. The Company’s rental payments under these leases consist solely of its pro rata share of the expenses incurred by Conexant in the ownership of these buildings and applicable adjustments for increases in the consumer price index. These expenses include property taxes, building insurance, depreciation and common area maintenance and are included in operating expenses in the accompanying consolidated statements of operations. The Company is not permitted to sublease space that is subject to the leases with Conexant without Conexant’s prior approval. The Company also leases office and warehouse facilities from third parties. In connection with acquisition of Jazz Semiconductor, the Company and Conexant executed amendments to the leases. Under the lease amendments, the Company’s headquarters may be relocated one time no earlier than 12 months from the completion of the acquisition of Jazz Semiconductor to another building within one mile of the Company’s current location at Conexant’s option and expense subject to certain conditions. The amount allocated to facilities leases represents the fair value of acquired leases calculated as the difference between market rates for similar facilities in the same geographical area and the rent the Company is estimated to pay over the life of the leases, discounted back over the life of the lease.

        Aggregate rental expense under operating leases, including amounts paid to Conexant, was approximately, $0.7 million and $2.0 million for the periods ended December 31, 2008 and September 18, 2008, respectively, and $2.7 million for the year ended December 28, 2007.

        At December 31, 2008, future minimum payments under operating leases are primarily due to Conexant and these costs have been estimated based on the actual costs incurred during 2008 and when applicable have been adjusted for increases in the consumer price index.

        Future minimum payments under non-cancelable operating leases are as follows:

	Payment Obligations by Year (in thousands)
	2009	2010	2011	2012	2013	Thereafter	Total

Operating leases	$2,468	$2,300	$2,300	$2,300	$2,300	$7,353	$19,021

Supply Agreement

        The Company has a fifteen-year, guaranteed supply agreement for certain gases used in the Company’s manufacturing process that expires July 12, 2014. The agreement specifies minimum purchase commitments and contains a termination fee that is adjusted downward on each of the agreement’s anniversary dates. The initial minimum purchase commitment of approximately $1.0 million annually is adjusted based on supplemental gas purchases, wage increases for the labor portion of the minimum purchase commitment and price increases for supplemental product. If the Company were to terminate the supply agreement prior to July 12, 2014, the termination fee would be approximately $4.0 million.

        Purchases under this agreement were approximately, $0.9 million and $2.2 million for the periods ended December 31, 2008 and September 18, 2008, respectively, and $2.9 million for the year ended December 28, 2007.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14: Commitments and Contingencies (Continued)

Environmental Matters

        The Company’s operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with environmental law is a major consideration for all semiconductor manufacturers because hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous waste, the Company, along with any other person with whom it arranges for the disposal of such waste, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous waste, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future, new or more stringent requirements could be imposed. Management believes it has materially complied with all material environmental laws and regulations. There have been no material claims asserted nor is management aware of any material unasserted claims for environmental matters.

Litigation and Claims

        During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Following the initial filing, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents in October 2008. The Company and Tower are assessing the merits of this action and cannot predict the outcome of this proceeding or provide an estimate of any possible losses, which could have a material and adverse effect on the Company’s and Tower’s businesses, financial positions and cash flows. The Company and Tower intend to vigorously defend the litigation.

        The Company’s Merger with Tower was submitted for review by the Committee on Foreign Investment in the United States (“CFIUS”), a group of U.S. agencies that reviews foreign investments in U.S. companies for national security reasons.  CFIUS has notified the Company that CFIUS has completed its review, there are no unresolved national security concerns with respect to the Merger and no further action will be taken by CFIUS.

        In connection with the Company’s aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement (“SSA”). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to the Company. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

Indemnification

        From time to time, the Company enters into contracts with customers in which the Company provides certain indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer’s use of the Company’s intellectual property. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and estimatable.

Note 15: Valuation Account

		Additions
	Balance at the beginning of the period	Charges related to purchase accounting (A)	Charged to costs and expenses	Deductions		Balance at the end of the period

Allowance for doubtful accounts receivable:
(Successor)
Period from September 19, 2008 through
December 31, 2008	$-	$974	$(314)	$192	(B)	$852

(Predecessor)
Period from December 29, 2007 through
September 18, 2008	$793	$-	$315	$(134	)(B)	$974

Year ended December 28, 2007	$-	$967	$97	$(271	)(B)	$793

(A)	Allocation of purchase accounting to allowance accounts
(B)	Uncollectible accounts receivable written off, net of recoveries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jazz Semiconductor, Inc.

We have audited the accompanying consolidated balance sheet of Jazz Semiconductor, Inc. as of December 29, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 29, 2006. In addition, we have audited the consolidated statements of operations and cash flows for the period from December 30, 2006 to February 16, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jazz Semiconductor, Inc. at December 29, 2006 and the consolidated results of its operations and its cash flows for the year ended December 29, 2006 and for the period from December 30, 2006 to February 16, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective December 29, 2006, the Company adopted Statement of Financial Accounting Standards Nos. 123 (revised 2004), “Share-based Payment” and 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an Amendment of FASB Statements No. 87, 88, 106, and 132R),” respectively.

/s/ Ernst & Young LLP

Orange County, California
March 20, 2008

JAZZ SEMICONDUCTOR, INC.
Consolidated Balance Sheets
(In thousands, except for par values)

December 29, 2006

Assets
Current assets:
Cash and cash equivalents	$6,299
Short-term investments	25,986
Restricted cash	473
Receivables from related parties, net of allowance for doubtful accounts of $70	8,341
Receivables, net of allowance for doubtful accounts of $929	29,492
Inventories	23,102
Other current assets	2,740

Total current assets	96,433
Property, plant and equipment, net	71,507
Investments	10,000
Restricted cash	2,681
Other assets	7,006

Total assets	$187,627

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,728
Accrued compensation, benefits and other	4,627
Deferred revenues	10,609
Other current liabilities	17,429

Total current liabilities	53,393
Deferred revenues-wafer credits	11,199
Stock appreciation rights, net	-
Pension and retirement medical plan obligations	17,458
Other long term liabilities	779

Total liabilities	82,829
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value
Authorized shares-200,000
Issued and outstanding shares-112,982	113
Liquidation preference-$171,941
Common stock, $.001 par value
Authorized shares-255,000
Issued and outstanding shares-12,339	12
Additional paid in capital	162,347
Deferred stock compensation	(308)
Accumulated other comprehensive loss	(5,846)
Accumulated deficit	(51,520)

Total stockholders' equity	104,798

Total liabilities and stockholders' equity	$187,627

See accompanying notes.

JAZZ SEMICONDUCTOR, INC.
Consolidated Statements of Operations
(In thousands)

	Year ended December 29, 2006	Period from December 30, 2006 to February 16, 2007

Net revenues	$212,526	$25,574
Cost of revenues	187,955	27,516

Gross profit	24,571	(1,942)
Operating expenses:
Research and development	20,087	2,914
Selling, general and administrative	18,342	5,636
Amortization of intangible assets	996	160
Impairment of intangible assets	551	-

Total operating expenses	39,976	8,710

Operating loss	(15,405)	(10,652)
Interest income, net	1,196	216
Loss on investments	(840)	-
Other income (expense)	(94)	4

Loss before income taxes	(15,143)	(10,432)
Income tax provision	58	9

Net loss	(15,201)	(10,441)
Preferred stock dividends	(15,631)	-

Net loss attributable to common stockholders	$(30,832)	$(10,441)

See accompanying notes.

JAZZ SEMICONDUCTOR, INC.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Deferred stock compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity

Balance at
December 30, 2005	112,982	113	4,805	5	145,857	(839)	(632)	(36,319)	108,185
Exercise of
employee stock
options and
awards	-	-	17	-	3	-	-	-	3
Repurchase of
common stock	-	-	(67)	-	(77)	-	-	-	(77)
Common stock
subject to
repurchase	-	-	-	-	282	-	-	-	282
Deferred stock
compensation
reversal for
cancellations	-	-	-	-	(131)	131	-	-	-
Common stock
issued to Conexant	-	-	7,584	7	16,292	-	-	-	16,299
Stock
compensation
expense	-	-	-	-	121	400	-	-	521
Comprehensive
income (loss):
Foreign currency
translation
adjustment	-	-	-	-	-	-	7	-	7
Minimum pension
liability							(2,309)		(2,309)
Net loss	-	-	-	-	-	-	-	(15,201)	(15,201)

Total
comprehensive
loss	-	-	-	-	-	-	-	-	(17,503)

	112,982	113	12,339	12	162,347	(308)	(2,934)	(51,520)	107,710

Adoption of SFAS
No. 158 Post
Retiree Medical
Plan	-	-	-	-	-	-	(2,912)	-	(2,912)

Balance at
December 29, 2006	112,982	$113	12,339	$12	$162,347	$(308)	$(5,846)	$(51,520)	$104,798

See accompanying notes.

JAZZ SEMICONDUCTOR, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 29, 2006	Period from December 30, 2006 to February 16, 2007

Operating activities:
Net loss	$(15,201)	$(10,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on investments	840	-
Depreciation and amortization	23,024	3,370
Impairment of intangible assets	551	1,019
Stock appreciation rights compensation income	(745)	-
Stock compensation expense-employees	521	130
Stock compensation expense-non employees	-	-
Stock compensation expense-repurchase of common stock	-	-
Accretion of discount on short-term investments available for sale	(86)	-
(Gain) loss on disposal of equipment	144	3
Provision for doubtful accounts	301	(32)
Changes in operating assets and liabilities:
Receivables	(3,415)	12,081
Inventories	(5,296)	4,008
Other current assets	(221)	(99)
Restricted cash	447	-
Other long-term assets	(218)	37
Accounts payable	2,120	14,552
Accrued compensation, benefits and other	191	1,041
Deferred revenues	8,854	(240)
Other current liabilities	1,592	(103)
Pension and retirement medical plan obligations	843	50
Other long-term liabilities	(722)	(746)

Net cash provided by operating activities	13,524	24,630

Investing activities:
Capital expenditures	(24,142)	(390)
Proceeds from sale of equipment	86	-
Purchases of short-term investments	(56,235)	-
Sales of short-term investments	56,225	1,741
Purchases of commercial paper, net	(2,039)	-
Purchase of other assets	(559)	-

Net cash (used in) provided by investing activities	(26,664)	1,351

Financing activities:
Exercise of employee stock options	3	-
Repurchases of common stock	(77)	-
Change in cash overdraft	(1,165)	-
Issuance of common stock to Conexant	16,299	-

Net cash provided by financing activities	15,060	-
Effect of foreign exchange rate change	7	(24)

Net increase (decrease) in cash and cash equivalents	1,927	25,957
Cash and cash equivalents at beginning of year	4,372	6,299

Cash and cash equivalents at end of year	$6,299	$32,256

See accompanying notes.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements

1. Description of Business and Formation

        References to the “Company” contained within the 2006 financial statements for Jazz Semiconductor, Inc. do not refer to Jazz Technologies, Inc., but solely to Jazz Semiconductor, Inc.

        Jazz Semiconductor, Inc. (the “Company”) is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. The Company’s customers’ analog and mixed-signal semiconductor devices are designed for use in products such as cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors.

        In March 2002, the Company (incorporated in Delaware in February 2002) became an independent, privately held company upon the contribution by Conexant Systems, Inc. (“Conexant”) of $67.3 million of net assets in exchange for $19.3 million in cash and 4,500,000 shares of class B common stock and the contribution by affiliates of The Carlyle Group (“Carlyle”) of approximately $52 million in cash in exchange for 5,500,000 shares of class A common stock. The aggregate value of the transaction, determined based upon the cash consideration paid by affiliates of Carlyle, was $94.5 million. Included in the aggregate value are direct costs incurred related to the transaction of approximately $5.5 million. On July 31, 2002, 5,500,000 shares of class A common stock and 4,500,000 shares of class B common stock, representing all of the then outstanding shares of common stock of the Company, were recapitalized into 55,000,000 and 45,000,000 shares of Series A preferred stock and Series B preferred stock, respectively.

        On September 26, 2006, the Company entered into a Merger Agreement, with Jazz Technologies, Inc. (formerly known as Acquicor Technology Inc.) (“Parent”), Joy Acquisition Corp. (“Joy”), and TC Group, L.L.C. as stockholders’ representative, pursuant to which Joy will merge with and into the Company, with the Company as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). On February 16, 2007, the Merger was consummated and Parent acquired all of the outstanding equity securities of the Company for $262.4 million in cash. In July 2007, the Parent entered into an agreement with the former Company’s stockholders that reduced the purchase price by $9.3 million to $253.1 million.

2. Summary of Significant Accounting Policies

Reclassifications

        Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year

        The Company maintains a 52- or 53-week fiscal year. Each of the Company’s first three quarters of a fiscal year end on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ends on the Friday prior to December 31. As a result, each fiscal quarter consists of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consist of 13 weeks and the fourth quarter consists of 14 weeks. Fiscal years 2005 and 2006 consisted of 52 weeks each.

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

        The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A, SAB 101B and SAB 104. SAB 101 requires four basic criteria to be met before revenues can be recognized:

—	persuasive evidence that an arrangement exists;
—	delivery has occurred or services have been rendered;
—	the fee is fixed and determinable; and
—	collectibility is reasonably assured.

        Determination of the criteria set forth in the third and fourth bullet points above is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

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

Restricted Cash

        Under the terms of its workers’ compensation insurance policies, the Company provides letters of credit issued by a financial institution as security to the insurance carriers, totaling $2.7 million as of December 29, 2006.

        The issuing financial institution requires the Letters of Credit (“LOC”) to be secured. The Company secured the LOC with commercial paper and/or money market funds. Because the security behind the LOC was not cash, the financial institution issuing the LOC requires the Company to provide security in excess of the face value of the LOC.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The portion of the commercial paper and/or money market funds up to the face value of the LOC have been classified as non-current restricted cash because that amount cannot be withdrawn and used by the Company for an indefinite period that is not less than one year. The amount classified as non-current restricted cash was $2.7 million as of December 29, 2006, respectively, in the accompanying consolidated balance sheet.

        The portion of the commercial paper and/or money market funds in excess of the face value of the LOC has been classified as current restricted cash because that amount could be withdrawn and used by the Company during a period less than one year if the Company uses cash as security for the LOC. The amount classified as current restricted cash was $0.5 million as of December 29, 2006.

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

Investments

        Investments consist of the following (in thousands):

December 29, 2006

HHNEC	$10,000
Warrants	-

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

        In June 2002 and July 2003, Conexant completed distributions to its stockholders, resulting in the creation of Skyworks Solutions, Inc. (“Skyworks”) and Mindspeed Technologies, Inc. (“Mindspeed”), respectively. In connection with those distributions, the Company also received warrants to acquire shares of Mindspeed common stock and shares of Skyworks common stock and the exercise price of the Conexant warrant was adjusted accordingly. The Mindspeed warrant was exercised by December 31, 2004. The Skyworks warrant expired on January 20, 2005. The Company holds a warrant with an exercise price as follows at December 29, 2006:

	Number of Shares	Exercise Price per Share
	(in thousands)

Company
Conexant	2,310	$3.76

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Conexant warrant expired on January 20, 2007.

        In connection with the issuance of the warrants, the Company established a stock appreciation rights (“SARs”) plan that provided for the issuance of 2,979,456 SARs for the benefit of certain employees that transferred employment from Conexant to become employees of the Company. The outstanding SARs were adjusted for the subsequent distributions to Conexant’s stockholders as described above consistent with the effect on the Conexant warrant. As adjusted, the SARs entitled the employee to receive a cash settlement for the excess, if any, of the fair market value of the Conexant, Skyworks and Mindspeed common stock over the reference price of the SARs. Following this adjustment, the reference price of the SARs was equal to the exercise price of the related warrants with Conexant, Skyworks and Mindspeed. Upon a holder’s exercise of a SAR, the Company exercises a corresponding portion of the applicable warrant, sells the underlying securities received upon exercise and remits the proceeds of the sale to the holder of the SAR such that the transactions are cash neutral to the Company. The SARs became fully vested on March 12, 2004. As of December 31, 2004, all Skyworks and Mindspeed SARs were exercised or had expired. The Conexant SARs expired on December 31, 2006.

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force (“EITF”) Issue No. 02-08, Accounting for Options Granted to Employees in Unrestricted, Publicly-Traded Shares of an Unrelated Entity, both the warrants and SARs have been accounted for as derivatives and, therefore, the fair value of each instrument (effectively equivalent amounts) has been reflected as an asset and a liability, respectively, in the Company’s initial purchase price allocation. In addition, as part of the purchase price allocation, deferred compensation was recorded for the fair value of the SARs granted to the employees. The deferred compensation was offset against the SARs liability resulting in a net amount of zero for the SARs liability in the consolidated balance sheet as of the Company’s date of inception. The fair value of the instruments has been determined using the Black-Scholes pricing model using the following assumptions:

December 29, 2006

Remaining life (in years)	0.0
Risk free interest rate	4.75%
Dividend yield	0.0%
Volatility of Conexant stock	73.7%

        Subsequent adjustments as of each interim and annual reporting date in the fair value of the warrants is reflected as a gain or loss on investments in the consolidated statements of operations. Subsequent adjustments to the SARs liability and deferred compensation due to fluctuations in the fair value of the instruments and due to the amortization of the deferred compensation is reflected as stock compensation expense in the consolidated statements of operations. The deferred compensation has been amortized on a straight-line basis over the vesting period of the SARs.

        At December 29, 2006, the fair value of the warrants was $0.1 million. At December 29, 2006, the fair value of the SARs was zero and the remaining deferred compensation was zero. For the year ended December 29, 2006 the Company recorded a $0.8 million loss on investments for the increase in the value of the warrants and net compensation income of $0.7 million for the increase in the value of the SARs.

        The following table summarizes SARs and warrant activity for the year ended December 29, 2006 (in thousands):

	Conexant		Skyworks		Mindspeed
	Warrants	SARs	Warrants	SARs	Warrants	SARs

Outstanding at December 30, 2005	2,310	2,158	-	-	-	-
Granted/received	-	-	-	-	-	-
Cancellations	-	(121)	-	-	-	-
Exercised	-	-	-	-	-	-

Outstanding at December 29, 2006	2,310	2,037	-	-	-	-

        During the year ended December 29, 2006 no SARs or warrants were exercised. During the year ended December 29, 2006, approximately 121,000 SARs related to Conexant common stock expired and were cancelled.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Intangible Assets

        Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, resulted from the contribution of assets from Conexant at the inception of the Company and primarily consist of intellectual property. Intangible assets contributed by Conexant were recorded at inception in the purchase price allocation at their estimated fair values. During 2004, the intangible assets contributed at the inception of the Company were reduced by $2.2 million to zero value in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The intangible assets as of December 29, 2006 consist of purchased licenses and are stated at cost of approximately $8.9 million, less accumulated amortization of approximately $2.5 million. Amortization is recognized on a straight-line basis over the estimated useful lives of the intangible assets which range from three to ten years.

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

Shipping and Handling Costs

        Shipping and handling costs of approximately $1.3 million for the year ended December 29, 2006 are included in the consolidated statements of operations and classified in cost of revenues. Shipping and handling costs of approximately $0.1 million for the period ended February 16, 2007 included in the consolidated statements of operations and classified in cost of revenues.

Research and Development Costs

        The Company charges all research and development costs to expense when incurred.

Advertising Expense

        Advertising expenses were $0.2 million for the year ended December 29, 2006. Advertising expenses were $41,745 for the period ended February 16, 2007.

Stock-Based Compensation

Stock Based Compensation For Options Issued to Employees Prior to December 31, 2005

        At December 29, 2006, the Company has one stock-based employee compensation plan, which is described more fully in Note 8 (Stockholders’ Equity–Equity Incentive Plan). Through December 31, 2005, as permitted by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, deferred stock compensation for an option granted to an employee is equal to its intrinsic value, determined as the difference between the exercise price and the deemed fair value of the underlying stock on the date of grant, such that the Company did not recognize compensation expense when it issued stock options to employees unless the exercise price was below the fair value of the underlying common stock on the date of grant. Because there was no public market for the Company’s common stock, the amount of the compensatory charge was not based on an easily observable, objective measure, such as the trading price of the Company’s common stock. For purposes of financial accounting for employee stock-based compensation, the Company determined deemed values for the shares underlying the options. The Company recorded deferred stock-based compensation equal to the difference between these deemed values and the exercise prices. The deemed values were determined based on a number of factors including independent valuations, input from advisors, the Company’s historical and forecasted operating results and cash flows, comparisons to publicly-held companies and comparisons to the prices paid for publicly-held companies in merger and acquisition transactions. The determination of stock-based compensation is inherently highly uncertain and subjective and involves the application of discounts deemed appropriate to reflect the lack of marketability of the Company’s securities and the inability of a holder of employee stock options to control the Company. If the Company had made different assumptions, its deferred stock-based compensation amount, its stock-based compensation expense and its net loss could have been significantly different.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Stock Based Compensation for Equity Instruments Issued to Non-Employees

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting For Stock-Based Compensation – Transition and Disclosure, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”) and related interpretations which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the year ended December 29, 2006, the issuance of equity securities to non-employees resulted in zero compensation expense.

        The deferred stock-based compensation is being amortized using the straight-line vesting method, in accordance with APB No. 25, SFAS No. 123 and EITF 96-18, over the vesting period of each stock option, generally over four years. As of December 29, 2006, the Company had an aggregate of approximately $0.3 million of deferred stock-based compensation remaining to be amortized.

Stock Based Compensation for Options Issued to Employees on or after December 31, 2005 – Adoption of SFAS No. 123R

        Effective December 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the prospective method. Under that method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant-date intrinsic value calculated in accordance with the provisions of APB No. 25 and (b) compensation cost for all share-based payments granted on or after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

        SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

        Under SFAS No. 123R, the Company uses the Black-Scholes formula to estimate the fair value of its share-based payments. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The Company believes that it has limited historical data regarding the volatility of its share price on which to base an estimate of expected volatility, consequently, it has estimated its volatility based on the volatility of similar individual companies. The Company considered factors such as stage of life cycle, competitors, size, and financial leverage in the selection of similar entities. The Company has estimated expected lives of its options issued for the year ended December 29, 2006, using an expected term based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

        Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the Company’s financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis. If factors change and different assumptions are used, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions.

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

        Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company’s expected realization of these assets depends on the Company’s ability to generate sufficient future taxable income. The Company’s ability to generate enough taxable income to utilize its deferred tax assets depends on many factors, among which is the Company’s ability to deduct tax loss carryforwards against future taxable income, the effectiveness of the Company’s tax planning strategies and reversing deferred tax liabilities.

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity or net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the year ended December 29, 2006 was composed of the Company’s minimum pension liability, retiree medical liability and foreign currency translation adjustments.

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

        Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 29, 2006 consists of the following customers:

December 29, 2006

Skyworks	22.0%
Conexant	14.8%
Marvell	11.5%

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Net revenues from significant customers representing 10% or more of net revenues for the year ended December 29, 2006 and for the period ended February 16, 2007 are provided by customers as follows:

	Year ended December 29, 2006	Period from December 30, 2006 to February 16, 2007

Skyworks	25.0%	22.1%
Conexant	13.9%	16.0%
Toshiba	-%	11.7%
Marvell	10.4%	-%

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

        The Company’s manufacturing processes use specialized materials, including semiconductor wafers, chemicals, gases and photomasks. These raw materials are generally available from several suppliers. However, from time to time, the Company prefers to select one vendor to provide it with a particular type of material in order to obtain preferred pricing. In those cases, the Company generally seeks to identify, and in some cases qualify, alternative sources of supply.

        As of December 29, 2006, approximately 55.9% of the Company’s manufacturing related employees are covered by a collective bargaining agreement negotiated with one union. The Company’s current agreement expires in May 2008.

Recent Accounting Standards

        In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS No. 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and non-governmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 on December 29, 2006, except for the provision to use the fiscal year-end measurement date which will be adopted in fiscal 2008. There was no effect on the 2006 financial statements upon adoption of SFAS No. 158 for the Company’s pension plan; however, the effect pertaining to the Company’s postretirement medical plan was to increase the recorded benefit obligation and accumulated other comprehensive loss by $2.9 million. The Company does not expect that the adoption of the fiscal year-end measurement date provision of SFAS No. 158 in fiscal 2008 will have a significant impact on the consolidated results of operations or financial position of the Company.

3. Supplemental Financial Statement Data

        Inventories consist of the following (in thousands):

December 29, 2006

Raw material	$522
Work in process	16,444
Finished goods	6,136

$23,102

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

3. Supplemental Financial Statement Data (Continued)

        Property, plant and equipment, net consist of the following (in thousands):

	Useful Life	December 29, 2006
	(In years)

Building improvements	5-15	$25,886
Machinery and equipment	3-8	93,732
Furniture and equipment	3-15	5,248
Computer software	3-7	5,415
Construction in progress		19,398

		149,679
Accumulated depreciation		(78,172)

		$71,507

        Construction in progress primarily consists of machinery being qualified for service in the Company’s Newport Beach, California foundry. Depreciation expense for the year ended December 29, 2006 was $21.7 million.

        Other Assets consist of the following (in thousands):

December 29, 2006

Intangible assets, net	$6,447
Other	559

Total other assets	$7,006

        Amortization expense of intangible assets is included in cost of revenues and in operating expenses.

        Deferred Revenues consist of the following (in thousands):

December 29, 2006

Current liabilities
Deferred revenue - future capacity commitments	$8,290
Deferred revenue - prepayments, customer advances	2,319
Long-term liabilities
Deferred revenue - wafer credits	11,199

Total deferred revenues	$21,808

        Other current liabilities consist of the following (in thousands):

December 29, 2006

Accrued license payable	$2,842
Sales returns and allowances	5,429
Accrued property taxes	827
Other	8,331

$17,429

4. Short-term Investments

        The Company has a cash management program that provides for the investment of excess cash balances primarily in U.S. governmental agency securities and auction rate securities.

        The following is a summary of investment securities at fair market value (which approximates cost) (in thousands):

December 29, 2006

Available-for-Sale Securities:
U.S. governmental agency securities	$-
Corporate securities	11,736
Municipal securities	14,250

25,986

        The following is the fair market value (which approximates cost) of investment securities by maturity (in thousands):

December 29, 2006

Available-for-Sale Securities:
Due in one year or less	$2,136
Due after ten years	23,850

$25,986

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

5. Income Taxes

        The Company’s effective tax rate differs from the statutory rate as follows (in thousands):

	Year ended December 29, 2006	Period from December 30, 2006 to February 16, 2007

Tax benefit computed at the federal statutory rate	$(5,300)	$(3,654)
State tax, net of federal benefit	13	3
Permanent items	54	6
HHNEC deemed gain recognition	225	27
Other	31	330
Valuation allowance, federal	5,035	3,297

Income tax provision	$58	$9

        The Company’s tax provision is as follows (in thousands):

	Year ended December 29, 2006	Period from December 30, 2006 to February 16, 2007

Current tax expense:
Federal	$4	-
State	20	5
Foreign	34	4

Total current	58	9
Deferred tax expense:
Federal	-	-
State	-	-

Total deferred	-	-
Benefit applied to reduce intangible assets:
Federal	-	-
State	-	-
Total assets	-	-

Income tax provision	$58	$9

        Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 29, 2006 are as follows (in thousands):

December 29, 2006

Deferred tax assets:
Net operating loss carryforwards	$37,109
Accruals and reserves	17,937
Stock compensation	550
Alternative minimum tax credit	127
Depreciation and amortization	24,002
Other comprehensive income	2,398
Other	107

Total deferred tax assets	82,230
Valuation allowance	(81,295)

935
Deferred tax liabilities:
Warrants	-
Prepaid assets	375
HHNEC basis difference	264
Other	296

Total deferred tax liabilities	935

Net deferred taxes	$-

        A valuation allowance of $81.3 million at December 29, 2006 has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        A substantial portion of the valuation allowance relates to deferred tax assets recorded in connection with the formation of the Company (“formation deferred tax assets”). SFAS No. 109 requires the benefit from the reduction of the valuation allowance related to the formation deferred tax assets to first be applied to reduce goodwill and then noncurrent intangible assets to zero before the Company can apply any remaining benefit to reduce income tax expense. Accordingly, any further reductions in the valuation allowance associated with the realization of the formation deferred tax assets will reduce income tax expense.

        In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 on December 30, 2006. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company’s unrecognized tax benefits were $381,000, all of which, if recognized at a time when the valuation allowance no longer exists, would affect the Company’s effective tax rate. As of February 16, 2007, the Company did not accrue interest and penalties associated with unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

        Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. Despite the Company’s belief that the tax return positions are supportable, there are certain positions that may not be sustained upon review by tax authorities. While the Company believes that adequate accruals have been made for such positions, the final resolution of those matters may be materially different than the amounts provided for in the Company’s historical income tax provisions and accruals.

6. Commitments and Contingencies

Leases

        The Company leases its fabrication facilities and headquarters from Conexant under non-cancelable operating leases through March 2017. The leases generally contain renewal provisions for varying periods of time. The Company also leases office and warehouse facilities from third parties. Rent expense under the fabrication and headquarters facilities leases consists of reimbursement by the Company to Conexant for the Company’s pro rata share of expenses incurred associated with ownership of the facilities. These expenses include property taxes, building insurance, depreciation and common area maintenance and are included in operating expenses in the accompanying consolidated statements of operations. The Company is not permitted to sublease space that is subject to the leases with Conexant without Conexant’s prior approval. In connection with Merger Agreement, the Company and Conexant executed amendments to the leases. Under the lease amendments, the Company’s headquarters may be relocated one time no earlier than 12 months from the completion of the Merger to another building within one mile of the Company’s current location at Conexant’s option and expense, subject to certain conditions.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

        Aggregate rental expense under operating leases, including amounts paid to Conexant (Note 10 Relationships with Related Parties and Others–Lease Agreement), was approximately $2.9 million for the year ended December 29, 2006.

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

Supply Agreement

        The Company has a fifteen-year, guaranteed supply agreement for certain gases used in the Company’s manufacturing process that expires July 12, 2014. The agreement specifies minimum purchase commitments and contains a termination fee that is adjusted downward on each of the agreement’s anniversary dates. The initial minimum purchase commitment of approximately $1.0 million annually is adjusted based on supplemental gas purchases, wage increases for the labor portion of the minimum purchase commitment and price increases for supplemental product. If the Company were to terminate the supply agreement during 2007, the termination fee would be approximately $4.4 million prior to July 12, 2007 and $4.0 million on or after July 12, 2007.

        Purchases under this agreement were approximately $2.2 million for the year ended December 29, 2006.

Environmental Matters

        The Company’s operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with environmental law is a major consideration for all semiconductor manufacturers because hazardous materials are used in the manufacturing process. In addition, because the Company is a generator of hazardous waste, the Company, along with any other person with whom it arranges for the disposal of such waste, may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous waste, if such sites become contaminated. This is true even if the Company fully complies with applicable environmental laws. In addition, it is possible that in the future, new or more stringent requirements could be imposed. Management believes it has materially complied with all material environmental laws and regulations. There have been no material claims asserted nor is management aware of any material unasserted claims for environmental matters.

Litigation and Claims

        The Company is not currently involved in any material litigation. From time to time, claims have been asserted against the Company, including claims alleging the use of intellectual property rights of others in certain of the Company’s manufacturing processes. The resolution of these matters may entail the negotiation of license agreements, as a settlement, or resolution of such claims through arbitration or litigation proceedings. The outcome of claims asserted against the Company cannot be predicted with certainty and it is possible that some claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurances that a license will be granted or granted on commercially reasonable terms. Injunctive relief or a license with materially adverse terms could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. Based on its evaluation of matters that are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

Indemnification

        From time to time, the Company enters into contracts with customers in which the Company provides certain indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer’s use of the Company’s intellectual property. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and estimatable.

License and Technology Transfer Agreements with Polar Semiconductor, Inc.

        In December 2005, the Company entered into agreements for the transfer of and licensing of technology from Polar Semiconductor, Inc (“PolarFab”). Under the Company’s agreements with PolarFab, which were modified in November 2006, the Company is required to make a series of payments to PolarFab for the transfer and licensing of technology for a total obligation of $2.8 million and also future royalties associated with the sale of wafers using this technology. Costs incurred for royalties will be expensed to cost of revenues. The transfer of the technology was completed in the early part of 2007. For the year ended December 29, 2006 the Company expensed $2.6 million to research and development as a result of these agreements. The balance of $0.2 million was expensed to research and development for the period ended February 16, 2007.

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

8. Stockholders’ Equity

        The Company has authorized 455,000,000 shares of stock of which 55,000,000 shares are designated class A Common Stock, $0.001 par value per share (“class A Common Stock”), and 200,000,000 shares are designated class B Common Stock, $0.001 par value per share (“class B Common Stock”) (the class A Common Stock and the class B Common Stock being collectively referred to herein as “Common” or “Common Stock”), and 200,000,000 shares are Preferred Stock, $0.001 par value per share, of which 55,000,000 shares are designated as Series A Preferred Stock (“Series A Preferred Stock”), and 58,071,888 shares are designated as Series B Preferred Stock (“Series B Preferred Stock” and, together with Series A Preferred Stock, “Preferred Stock”).

        Except as otherwise disclosed below, the rights, privileges and obligations of class A Common Stock and class B Common Stock are identical in all respects.

Dividends

        Dividends on the Preferred Stock are payable if and when declared by the Board of Directors or upon a liquidation and are cumulative. In the event a dividend is declared, the Preferred Stock holders are entitled to receive, prior to any payment of dividends to holders of Common Stock, annual dividends in the amount of 10% of the face value of the Preferred Stock that accrue from the date of issuance of the Preferred Stock. The Preferred Stock was originally assigned a face value of $1.00 per share for purposes of calculating the dividends and liquidation preference payable in respect of a share of Preferred Stock.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

8. Stockholders’ Equity (Continued)

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

Voting

        Each holder of Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which the holders’ shares of Preferred Stock are convertible. If at any time the combined number of shares of Series A Preferred Stock and class A Common Stock then outstanding is less than 51% of the total number of votes entitled to be cast by all holders of Preferred and Common Stock then outstanding, the holders of Series A Preferred Stock and class A Common Stock are entitled to receive additional voting rights to increase their total votes to equal 51%.

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

Equity Incentive Plan

        In May 2002, the Company adopted the Jazz Semiconductor, Inc. 2002 Equity Incentive Plan (the “Incentive Plan”), as subsequently amended in May 2004 and October 2005, that provides for the issuance of awards to purchase up to 17,647,000 shares of class B Common Stock. This amount will increase annually on the first day of each calendar year beginning in 2007 through 2011, by an amount equal to the lesser of (a) 3.5% of the number of outstanding shares of the Company’s Common Stock on the last day of the immediately preceding fiscal year; (b) 10,000,000 shares, or (c) such lesser number of shares as is determined by the Company’s board of directors.

        Options to acquire shares of the Company’s class B Common Stock may be issued under the Incentive Plan for a period of 10 years following the Incentive Plan’s adoption. Employees, officers, directors and consultants are eligible to receive options under the Incentive Plan. The Incentive Plan is administered by the Board of Directors or a committee appointed for such purposes, which has the sole discretion and authority to determine which eligible employees will receive options, when the options will be granted and the terms and conditions of the options granted. Options granted generally have a term of 10 years, and generally vest and become exercisable at the rate of 25% on each anniversary of the grant date. Options generally can be early exercised but vest ratably over a four-year period commencing on the first anniversary date of the grant.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

8. Stockholders’ Equity (Continued)

        The following table summarizes stock option and stock award activity for the year ended December 29, 2006:

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

        The total pretax intrinsic value of options exercised during the year ended December 29, 2006 was $36,435. This intrinsic value represents the difference between the fair market value of the Company’s Class B common stock on the date of exercise and the exercise price of each option.

        The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 29, 2006 were as follows:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value
	(In thousands)		(In thousands)	(In years)	(In thousands)		(In thousands)

$0.20	3,061	$0.20	$5,969	5.55	7,084	$0.20	$13,814
1.50	2,482	1.50	1,613	6.94	1,936	1.50	1,258
2.50	4,379	2.50	-	7.88	2,179	2.50	-
3.50	274	3.50	-	7.55	186	3.50	-

	10,196	1.59	$7,582	6.95	11,385	0.92	$15,072

        The aggregate pretax intrinsic values in the preceding table were calculated based on fair value determined by the Company of the Company’s Class A stock of $2.15 on December 29, 2006. At December 29, 2006 the weighted average remaining contractual life of the exercisable options was 6.95 years.

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

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

8. Stockholders’ Equity (Continued)

Common Stock Options Granted with Exercise Price	Weighted Average Exercise Price For Years Ended December 30,2005	Weighted Average Grant Date Fair Values For Years Ended December 30, 2005

Equal to common stock value at date of grant	$2.50	$0.37
Less than common stock value at date of grant	-	-
Greater than common stock value at date of grant	-	-

        Prior to January 1, 2005, the Company issued options to certain employees under the Incentive Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options become vested, generally four years. During the year ended December 29, 2006, the Company recorded reversals to deferred stock compensation related to these options in the amounts of $(0.1 million), related to cancellations. The Company also amortized $0.4 million of deferred stock compensation to expense during the year ended December 29, 2006.

Shares Reserved for Future Issuance

        The Company reserved the following shares of its Common Stock for issuance upon conversion of the issued and outstanding shares of Preferred Stock and future issuances of stock options under the Incentive Plan (in thousands):

December 29, 2006

Reserved for convertible preferred stock	112,982
Reserved for exercise of stock options outstanding and available for grant	13,193

Total	126,175

        All reserved shares were cancelled, terminated and extinguished as of closing of the merger with Jazz Technologies.

9. Employee Benefit Plans

Retirement Savings Plans

401(k) Plan

        The Company maintains two employee savings and retirement plans that are intended to qualify under Section 401(k) of the Internal Revenue Code. The Company’s union employees may participate in one of these plans and its salaried employees may participate in the other plan. Pursuant to the 401(k) plans, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the applicable 401(k) plan. The Company may make matching contributions to the 401(k) plan for salaried employees in amounts to be determined by its board of directors. The Company makes matching contributions to the 401(k) plan for union employees up to 50% of the amount deferred to the plan by the union employee, subject to a per union employee cap of $750 per year. Expense incurred under the retirement savings plans was $0.7 million for the year ended December 29, 2006.

Postretirement Medical Plan

        On January 1, 2004, the obligations for retired Conexant employees included in the postretirement medical plan were transferred to Conexant. Accordingly, the corresponding liability of $3.1 million and receivable of $3.1 million is no longer included in the consolidated financial statements of the Company.

        The components of the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):

Year ended December 29, 2006

Service cost	$415
Interest cost	732
Amortization of actuarial loss	37

Total postretirement medical plan expense	$1,184

Weighted average discount rate assumption	6.10%

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The components of the change in benefit obligation, change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

Year ended December 29, 2006

Change in benefit obligation:
Benefit obligation at beginning of period	$17,697
Service cost	415
Interest cost	732
Benefits paid	(90)
Actuarial (gain) loss (1)	(4,317)

Benefit obligation end of period	$14,437
Change in plan assets:
Fair value of plan assets at beginning of period	$-
Employer contribution	90
Benefits paid	(90)

Fair value of plan assets at end of period	-

Funded status	(14,437)
Unrecognized net actuarial loss	-

Balance at end of period	$(14,437)

SFAS No. 158 Transition Year Disclosure Information - Fiscal Year Ending December 29, 2006
Amount recognized prior to application of SFAS No. 158	$11,525
Funding status	(14,437)

Change in amount recognized due to SFAS No. 158	$(2,912)

(1)	The actuarial gain for the year ended December 29, 2006 was primarily due to a correction to reflect negotiated retiree contribution rates and the Company’s intentions with respect to future increases. This significant gain was partially offset by the following: 1) Active employee turnover of this closed group was lower than expected, resulting in actuarial losses; 2) Overall premium increases were larger than the assumed healthcare trend increases, resulting in actuarial losses.

        The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits

2007	$132
2008	190
2009	258
2010	326
2011	391
2012-2016	3,482

        The Company expects to contribute $132,000 to the postretirement medical plan in the fiscal year ending December 28, 2007.

Year ended December 29, 2006

Weighted average assumptions at period end:
Annual rate increase in per capita cost of health care benefits:
For the next year	9.0%
Ultimate trend rate	5.0%
Year that the rate reaches the ultimate trend rate	2013
Discount rate	6.1%
Measurement date	September 30, 2006

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

        The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

Year ended December 29, 2006

Change in benefit obligation:
Benefit obligation at beginning of period	$6,534
Service cost	611
Interest cost	386
Actuarial loss (1)	2,312
Benefits paid	(107)

Benefit obligation end of period	$9,736

Change in plan assets:
Assets at beginning of period	$6,241
Actual return on assets	488
Employer contribution	810
Benefits paid	(107)

Assets at end of period	7,432

Funded status	$(2,304)
Unrecognized net actuarial (gain ) loss	-

Net amount recognized	$(2,304)

(1)	The actuarial loss for the year ended December 29, 2006 is primarily due to earlier than assumed retirements, which increased plan costs. The actuarial loss for the year ended December 29, 2006 is also due to changes in actuarial assumptions. 1) The mortality table was updated from the UP-1984 table to the RP-2000 table, resulting in increased liabilities. 2) Retirements occurring prior to age 65 are now assumed, similar to the postretirement health plan, to more accurately reflect expectations. This assumption, combined with the subsidy built into the plan’s early retirement reductions, results in higher liabilities.

The accumulated benefit obligation of the Company’s pension plan was $9.7 million as of December 29, 2006.

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

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

Weighted average assumptions at period-end:

Year ended December 29, 2006

Discount rate	5.90%
Expected return on plan assets	7.50%

        Amounts recognized in the statement of financial position consist of the following (in thousands):

Year ended December 29, 2006

Accrued pension cost	$(2,304)
Accumulated other comprehensive income	2,978

Net amount recognized	$674

        At December 29, 2006 the additional minimum pension liability was $3.0 million, respectively.

        The Company has estimated the expected return on assets of the plan of 7.5% based on assumptions derived from, among other things, the historical return on assets of the plan, the current and expected investment allocation of assets held by the plan and the current and expected future rates of return in the debt and equity markets for investments held by the plan. The obligations under the plan could differ from the obligation currently recorded if management’s estimates are not consistent with actual investment performance.

        The Company’s pension plan weighted average asset allocations at December 29, 2006, by asset category are as follows:

December 29, 2006

Asset Category:
Equity securities	73%
Debt securities	27

Total	100%

        The Company’s primary policy goals regarding plan assets are cost-effective diversification of plan assets, competitive returns on investment, and preservation of capital. Plan assets are currently invested in mutual funds with various debt and equity investment objectives. The target asset allocation for the plan assets is 25-35% debt, or fixed income securities, and 65-75% equity securities. Individual funds are evaluated periodically based on comparisons to benchmark indices and peer group funds and necessary investment decisions are made in accordance with the policy goals of the plan investments by management.

        The components of the Company’s net periodic pension cost are as follows (in thousands):

Year ended December 29, 2006

Service cost	$611
Interest cost	386
Expected return on assets	(493)
Amortization of actuarial loss (gain)	8

Total pension expense	$512

        Weighted average assumptions for net periodic pension cost:

Year ended December 29, 2006

Discount rate	5.90%
Expected return on assets	7.50%

        One amendment to the pension plan was approved during 2004. The amendment was approved retroactive to January 1, 1999 and conformed the plan document to the Company’s method of operation regarding employees who transferred from Conexant. This amendment did not result in a material change in the calculation of the cost or benefit obligation of the plan.

Post-Employment Plan

        For certain eligible bargaining unit employees who terminate employment, the Company provides a lump-sum benefit payment. The actuarially computed present value of this obligation has been recorded by the Company and was $717,000 at December 29, 2006.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

10. Relationships with Related Parties and Others

        As of December 29, 2006, Conexant had an approximate 42% ownership interest in the Company.

        Conexant’s Chief Executive Officer and Chairman of the Board is a member of the Company’s Board of Directors. This board member is also a member of the Board of Directors of Skyworks and Mindspeed Technologies, Inc., two other customers of the Company that were spun-off from Conexant. Another member of the Company’s Board of Directors serves as the Executive Vice President of Marketing and Strategic Development of RF Micro Devices. As of December 29, 2006, RF Micro Devices had an approximate 10% ownership interest in the Company (Note 7). The following summarizes significant transactions with related parties since 2004.

        Accounts receivable from related parties are as follows (in thousands):

December 29, 2006

Conexant:
Accounts receivable	$5,881
RF Micro Devices:
Accounts receivable	2,460

        Revenues from related parties are as follows (in thousands):

	Year ended December 29, 2006	Period from December 30, 2006 to February 16, 2007

Conexant (1)	$29,553	$4,154
RF Micro Devices	10,811	1,577

(1)	Revenues for the year ended December 29, 2006 include a reduction of $17.5 million associated with the termination of the Conexant Wafer supply agreement.

Wafer Supply Agreements

        At the Company’s inception, the Company and Conexant entered into a wafer supply agreement whereby Conexant was obligated to purchase certain minimum annual volumes of wafers through March 2005 at specified prices. Purchases of wafers made by companies that had been spun-off or affiliated with Conexant were counted towards Conexant’s minimum purchase obligations. In connection with the wafer supply agreement, the Company had provided Conexant with $60 million of credits that Conexant could use to offset any increase in the contract price for each wafer purchased by Conexant through March 30, 2007. Conexant did not use any of these credits because the Company did not increase the contract prices of wafers sold to Conexant pursuant to the agreement. In addition, following the expiration of the agreement, Conexant had the right to apply up to an aggregate of $20 million of credits to wafer purchases, limited in amount to $400 per wafer, regardless of price.

        In June 2006, the Company and Conexant agreed to terminate the wafer supply and services agreement. In connection with the termination agreement and in consideration of the cancellation of the wafer credits, the Company agreed to issue 7,583,501 shares of its common stock to Conexant and to forgive $1.2 million owed to it by Conexant for a refund of property taxes previously paid by the Company for the 2003 property tax year. As a result of the termination of the wafer supply agreement, Conexant is no longer entitled to use any wafer credits provided to it under the agreement.

        In accordance with FASB EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the fair value of the 7,583,501 shares of common stock the Company issued to Conexant in connection with the termination of the wafer supply agreement, which was $17.5 million, and the Company’s forgiveness of the $1.2 million owed to the Company by Conexant for reimbursement of property taxes in connection with the termination of the wafer supply agreement had the effect of reducing the Company’s revenues by $17.5 million and reducing the Company’s cost of revenues by $1.2 million in 2006. Under EITF Issue No. 01-9 cash consideration, including credits the customer can apply against trade amounts owed to the vendor as a sales incentive, given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s statement of operations.  In addition, under EITF No. 98-18, consideration in the form of equity instruments is recognized in the same period and in the same manner as if the customer had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with or using the equity instruments. Therefore, the $17.5 million fair value of the common stock issued to Conexant was reflected as a reduction to the Company’s revenues for the second quarter of 2006. The forgiveness of the property tax reimbursement owed to the Company by Conexant was an expense reduction to the Company because the amounts owed to the Company related to the 2003 property tax year and all costs from that period have expired and were previously expensed.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

10. Relationships with Related Parties and Others (Continued)

        This termination of the wafer supply agreement was subsequently amended on September 16, 2006 in connection with the Merger Agreement to provide for the repurchase of the 7,583,501 shares previously issued by the Company to Conexant immediately prior to the completion of the merger and the termination of the Company’s obligation to issue any additional shares to Conexant for an aggregate consideration of $16.3 million in cash.

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

        In July 2006, the Company entered into a capacity reservation and wafer subscription agreement with a customer, whereby the customer paid the Company $8.0 million in exchange for the Company’s obligation to guarantee a minimum quantity of wafer deliveries per month starting January 2007 through December 2009. This amount is included within deferred revenues in the accompanying consolidated balance sheet as of December 29, 2006.

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

	Year ended December 29, 2006	Period from December 30, 2006 to February 16, 2007

Costs charged to the Company by Conexant
Facilities and related	$-	$-
Information technology services	-	-
Other	-	-

Total	$-	$-

Costs Recovered by the Company from Conexant		-
Engineering services	$914	$-
Other	-	-

Total	$914	$-

        The term of these agreements was three years and both agreements are now expired. All services provided by either party under the transition services agreement and the information technology services agreement have been terminated.

Lease Agreement

        The Company leases its fabrication and headquarters facilities from Conexant (Note 6 Commitments and Contingencies–Leases). Related rent expense for the year ended December 29, 2006 was $2.5 million. Related rent expense for the period ended February 16, 2007 was $0.3 million.

Royalty Agreement

        The Company is required to make royalty payments to Conexant, subject to certain limitations, resulting from the sales of its products manufactured using SiGe process technology transferred at an initial rate of 5% declining over the 10 year term of the royalty agreement. This agreement expires in 2012. Royalty expense under this agreement was $1.7 million for the year ended December 29, 2006, and is included in cost of revenues in the accompanying consolidated statements of operations. The royalty expense under this agreement was zero for the period ended February 16, 2007. Pursuant to the terms of the contribution agreement between the Company and Conexant, the Company is entitled to offset the royalty payments otherwise due to Conexant by a portion of certain payments made to third parties related to SiGe technology.

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

10. Relationships with Related Parties and Others (Continued)

        In September 2006, the Company and Conexant entered into a letter settlement agreement that provides for the settlement of a dispute that had arisen between them with respect to the indemnification obligations of Conexant owed to the Company under the contribution agreement pursuant to which the Company was formed. The contribution agreement requires Conexant to indemnify the Company for up to 60% of amounts paid by the Company to a third party with respect to certain intellectual property contributed by Conexant to the Company at its formation. Under the letter settlement agreement, the Company and Conexant agreed that Conexant’s total indemnification obligation with respect to a certain license agreement entered into between the Company and a certain third party related to such intellectual property would be satisfied in full through the offset of royalties otherwise payable by the Company to Conexant for the sale of SiGe products of an aggregate amount equal to $2.6 million. The parties also acknowledged in the settlement letter agreement that, in connection with this dispute and in accordance with the terms of the contribution agreement, the Company had previously withheld royalties owed to Conexant for the sale of SiGe products to parties other than Conexant and its spun-off entities in the amount of approximately $2.7 million. As such, the Company agreed to refund the $0.1 million difference to Conexant and the parties released each other from all additional future claims related to the dispute. As of December 29, 2006, Conexant has fulfilled its obligation under the terms of the contribution agreement and during the third quarter of 2006, the Company began paying Conexant the SiGe-related royalty.

License Agreements

        During 2004, the Company entered into a cross license and release agreement with an unrelated third party. The license includes technology developed by the third party related to the Company’s manufacturing process. In exchange for the license and release, the Company agreed to make certain payments through 2007.

        In connection with the Company’s separation from Conexant, Conexant contributed to the Company a substantial portion of its intellectual property, including software licenses, patents and intellectual property rights in know-how related to its business. The Company agreed to license intellectual property rights relating to the owned intellectual property contributed to the Company by Conexant back to Conexant and its affiliates. Conexant may use this license to have Conexant products produced by third party manufacturers and to sell such products, but must obtain the Company’s prior consent to sublicense these rights for the purpose of enabling that third party to provide semiconductor fabrication services to Conexant.

        In July 2004, the Company entered into a license agreement with Conexant under which Conexant granted to it a limited, non-exclusive and nontransferable license for the right to manufacture, develop and modify integrated circuit products in silicon form that incorporate Conexant’s design kit based on 0.13 micron process technology. The Company may manufacture the licensed technology only at specifically authorized facilities but may subcontract the manufacture of products using the licensed technology to its manufacturing suppliers if they agree to be bound by the terms of the license. The agreement is for an indefinite term but is terminable under certain circumstances for material breach, default or insolvency. The Company paid Conexant $300,000 in exchange for this license.

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

JAZZ SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements (Continued)

12. Supplemental Cash Flow Information

        The Company paid income taxes of $23,000 for the year ended December 29, 2006.

13. Loan & Security Agreement

In January 2006 the Company entered into a loan and security agreement with Wachovia Capital Finance Corporation (Western) as the lender. The agreement established a line of credit with an aggregate borrowing limit of $35 million. The first $20 million of loans under the line of credit bear interest on the outstanding unpaid principal amount at a rate equal to the lender’s prime rate plus 0.75%, or in the case of Eurodollar loans, the adjusted Eurodollar rate plus 2.50%. The additional loan amounts, up to the maximum limit, bear interest on the outstanding unpaid principal amount at a rate equal to the lender’s prime rate plus 1.00%, or in the case of Eurodollar loans, the adjusted Eurodollar rate plus 2.75%. The Company may, at its option, request a Eurodollar rate loan or convert any prime rate loan into a Eurodollar rate loan. The agreement also provides for the issuance of letters of credit not to exceed $4 million. The agreement includes certain affirmative and negative covenants, the non-compliance with which would constitute an event of default under the agreement and result in the acceleration of any amounts due under the agreement. As a result of the Merger, the Company amended the existing loan and security agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of the end of the period covered by this report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

        This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Item 9B. Other Information

        Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

        Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 11.  Executive Compensation

        Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

        Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

        The following presents aggregate fees billed to us by Deloitte & Touche, our current principal accountants for the year ended December 31, 2008 and by Ernst & Young, our former principal accountants, for the year ended December 28, 2007. All of the fees described below were pre-approved by our audit committee.

Audit Fees. Audit fees billed were $100,000 for the year ended December 31, 2008. These fees billed by Deloitte & Touche were for professional services rendered for year-end audit of our annual financial statements only and do not include the reviews of our quarterly financial statements and the registration statement filed in connection with Tower’s acquisition performed by Ernst & Young, which amounted to $433,400. Audit fees billed were $533,975 for the year ended December 28, 2007, were for professional services rendered for year-end audit of our annual financial statements, reviews of the proxy statement filed in connection with our acquisition of Jazz Semiconductor, reviews in connection with our issuance of convertible notes and consultations on matters that arose during our audit.

Audit-Related Fees. Audit-related fees billed were nil and $139,480 for the years ended December 31, 2008 and December 28, 2007, respectively. The audit-related fees were billed in connection with due diligence services relating to our acquisition of Jazz Semiconductor.

Tax Fees. Tax fees billed were nil for the year ended December 31, 2008. Tax fee billed were $35,000 for the year ended December 28, 2007.

All Other Fees. There were no other fees billed for the year ended December 31, 2008 or December 28, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements Schedules and Exhibits.

(1) The following financial statements are included in Item 8:

i)	Jazz Technologies, Inc.

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholder's Equity (Successor)
Statement of Stockholders' Equity (Predecessor)
Statements of Cash Flows
Notes to Financial Statements

ii)	Jazz Semiconductor, Inc.

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statements of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedules: None

(3) Listing of Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2008.

3.2	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007.

4.1	Specimen Unit Certificate – Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).

4.2	Specimen Common Stock Certificate – Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).

4.3	Specimen Warrant Certificate – Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant – Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).

4.5	Warrant Clarification Agreement dated as of November 9, 2006 between the Registrant and Continental Stock Transfer & Trust Company – Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006.

4.6	Indenture, dated December 19, 2006, between the Registrant and U.S. Bank National Association, as trustee, including Form of 8% Convertible Note due 2011 –Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2007.

4.7	Supplemental Indenture, dated April 3, 2007, among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Jazz/Hua Hong, LLC, Jazz IT Holding, LLC and U.S. Bank National Association, as trustee – Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

Exhibit No.	Description

4.8	Registration Rights Agreement, dated December 19, 2006, among the Registrant, CRT Capital Group LLC and Needham & Company, LLC – Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 22, 2007.

4.9	Limited Waiver, dated as of December 18, 2006, among Acquicor Management LLC, Harold L. Clark, John P. Kensey, Moshe I. Meidar, Paul Pittman, ThinkEquity Partners LLC, Wedbush Morgan Securities, Inc., CRT Capital Group LLC and Gunn Allen Financial, Inc. – Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on December 22, 2007.

4.10	Consent between the Registrant and ThinkEquity Partners LLC dated February 14, 2007 – Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Gilbert F. Amelio and Acquicor Management LLC Report on March 20, 2007.

4.11	Consent between the Registrant and ThinkEquity Partners LLC dated September 4, 2007 – Incorporated by reference to Exhibit 99.11 to the Schedule 13D filed by Gilbert F. Amelio and Acquicor Management LLC Report on February 11, 2008.

4.12	Waiver, dated September 4, 2007, among the Registrant, ThinkEquity Partners LLC and each of Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar – Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-146546)

4.13	Second Supplemental Indenture by and among Jazz Technologies, Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association, dated as of September 19, 2008 – Incorporated by reference to Exhibit 4.1 to Jazz Technologies’ Current Report on Form 8-K filed on September 25, 2008.

4.14	Assumption Agreement by and among Jazz Technologies, Tower Semiconductor, Ltd. and Continental Stock Transfer & Trust Company, dated as of September 19, 2008 – Incorporated by reference to Exhibit 4.2 to Jazz Technologies’ Current Report on Form 8-K filed on September 25, 2008.

10.1	Form of Lock-up Agreement among the Registrant, ThinkEquity Partners LLC and each of Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar – Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).

10.2	Registration Rights Agreement among the Registrant, Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar – Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).

10.3	Private Placement Unit Purchase Agreement among the Registrant, ThinkEquity Partners LLC, Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar – Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-128058).

10.4	Agreement and Plan of Merger, dated as of September 26, 2006, by and among Acquicor Technology Inc., Joy Acquisition Corp., Jazz Semiconductor, Inc. and T.C. Group, L.L.C., as the stockholders' representative – Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2006.

*10.5	2006 Equity Incentive Plan, as amended – Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2007.

*10.6	Form of Option Agreement under the 2006 Equity Incentive Plan –Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-143022).

*10.7	Form of Restricted Stock Bonus Agreement under the 2006 Equity Incentive Plan – Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-143022).

Exhibit No.	Description

†10.8	Contribution Agreement among Specialtysemi, Inc., Conexant Systems, Inc. and Carlyle Capital Investors, L.L.C. dated February 23, 2002 – Incorporated by reference to Exhibit 10.1 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.9	First Amendment to Contribution Agreement between Specialtysemi, Inc., Conexant Systems, Inc. and Carlyle Capital Investors, L.L.C. dated March 12, 2002 – Incorporated by reference to Exhibit 10.2 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

†10.10	Second Amendment to Contribution Agreement dated July 1, 2002 among Jazz Semiconductor, Inc., Conexant Systems, Inc., Carlyle Partners III L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P. – Incorporated by reference to Exhibit 10.3 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.11	Third Amendment to Contribution Agreement dated September 1, 2003 among Jazz Semiconductor, Inc., Conexant Systems, Inc., Carlyle Partners III L.P., CP III Coinvestment, L.P. and Carlyle High Yield Partners, L.P.– Incorporated by reference to Exhibit 10.4 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

†10.12	Newport Fab, LLC Contribution Agreement between Conexant Systems, Inc. and Newport Fab, LLC dated February 23, 2002 – Incorporated by reference to Exhibit 10.5 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.13	IP License Agreement between Specialtysemi, Inc., Newport Fab, LLC and Conexant Systems, Inc. dated March 12, 2002 – Incorporated by reference to Exhibit 10.6 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.14	First Amendment to IP License Agreement dated July 1, 2002 between Jazz Semiconductor, Inc. and Conexant Systems, Inc. – Incorporated by reference to Exhibit 10.7 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

†10.13	Transferred IP License Agreement between Specialtysemi, Inc., Newport Fab, LLC and Conexant Systems, Inc. dated March 12, 2002 – Incorporated by reference to Exhibit 10.8 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.15	First Amendment to Transferred IP License Agreement dated July 1, 2002 among Jazz Semiconductor, Inc., Conexant Systems, Inc. and Newport Fab, LLC – Incorporated by reference to Exhibit 10.9 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.16	Guarantee between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 – Incorporated by reference to Exhibit 10.10 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.17	Half Dome Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 – Incorporated by reference to Exhibit 10.13 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.18	First Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated May 1, 2004 – Incorporated by reference to Exhibit 10.14 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.19	Second Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated December 31, 2005 – Incorporated by reference to Exhibit 10.15 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.20	Third Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated as of September 26, 2006 – Incorporated by reference to Exhibit 10.14 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

Exhibit No.	Description

10.21	El Capitan Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 – Incorporated by reference to Exhibit 10.16 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.22	First Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated October 1, 2004 – Incorporated by reference to Exhibit 10.17 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.23	Second Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated November 31, 2005 – Incorporated by reference to Exhibit 10.18 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.24	Third Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 1, 2006 – Incorporated by reference to Exhibit 10.18 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.25	Fourth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 26, 2006 – Incorporated by reference to Exhibit 10.19 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

†10.26	License and Supply Agreement between Newport Fab, LLC and Advanced Semiconductor Manufacturing Corp. of Shanghai dated December 16, 2003 – Incorporated by reference to Exhibit 10.36 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.27	HHNEC Wafer Supply Agreement between Jazz/Hua Hong, LLC, Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 29, 2003 – Incorporated by reference to Exhibit 10.37 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.28	LLC Wafer Supply Agreement between Jazz/Hua Hong, LLC, Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 – Incorporated by reference to Exhibit 10.38 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.29	Technology Sublicense Agreement–Jazz Advanced Technology by Jazz/Hua Hong, LLC, Shanghai Hua Hong NEC Electronics Company, Limited and Newport Fab, LLC dated August 30, 2003 – Incorporated by reference to Exhibit 10.39 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.30	Technology License and Transfer Agreement by Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 – Incorporated by reference to Exhibit 10.40 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.31	Technology License Agreement–Jazz Advanced Technology Newport Fab, LLC, Jazz/ Hua Hong, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 – Incorporated by reference to Exhibit 10.41 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.32	Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated as of May 2, 2003 – Incorporated by reference to Exhibit 10.42 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

†10.33	Amendment One to Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated as of May 2, 2003 – Incorporated by reference to Exhibit 10.43 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

†10.34	Amendment Two to Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated June 13, 2003 – Incorporated by reference to Exhibit 10.44 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

Exhibit No.	Description

10.35	License Agreement between Jazz Semiconductor, Inc. and Conexant Systems, Inc. dated as of July 2, 2004 – Incorporated by reference to Exhibit 10.48 to Jazz Semiconductor's Registration Statement on Form S-1 (Registration No. 333-133485).

10.36	Amended and Restated Loan and Security Agreement by and among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of February 28, 2007 – Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2007.

10.37	First Amendment dated September 6, 2007 to the Amended and Restated Loan and Security Agreement among the Registrant, as parent guarantor, Jazz Semiconductor, Inc., and Newport Fab, LLC, as borrowers, Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, Wachovia Capital Finance Corporation (Western), as administrative agent, and the lenders from time to time party thereto – Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

10.38	Second Amendment to Amendment and Restated Loan and Security Agreement dated as of January 28, 2008 among Jazz Semiconductor, Inc, Newport Fab, LLC (d/b/a Jazz Semiconductor Operating Company), Jazz Technologies, Inc. and Wachovia Capital Finance Corporation (Western), in its capacity as agent for various lenders.

†10.39	Settlement Agreement dated as of July 31, 2007 between the Registrant and the TC Group, L.L.C. as stockholders’ representative – Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

*10.40	Form of Change of Control Agreement entered into between the Registrant and each of Gilbert F. Amelio, Paul A. Pittman and Allen R. Grogan – Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

*10.41	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors – Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.42	Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 3.1 to Jazz Technologies’ Current Report on Form 8-K filed on September 25, 2008.

10.43	Agreement and Plan of Merger and Reorganization by and among Tower Semiconductor Ltd., Armstrong Acquisition Corp. and Jazz Technologies, dated as of May 19, 2008 – Incorporated by reference to Exhibit 2.1 to Jazz Technologies' Current Report on Form 8-K filed on May 20, 2008.

24.1	Power of Attorney (included on the signature pages hereto).

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification. (Not provided as not required of voluntary filers)

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Denotes a management compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAZZ TECHNOLOGIES, INC. By: /s/ RUSSELL C. ELLWANGER —————————————— Russell C. Ellwanger Chairman of the Board of Directors

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Russell C. Ellwanger and Susanna H. Bennett his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ RUSSELL C. ELLWANGER —————————————— Russell C. Ellwanger	Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2009

/s/ SUSANNA H. BENNETT —————————————— Susanna H. Bennett	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2009

/s/ RAFI MOR —————————————— Rafi Mor	Director	February 23, 2009

Index to Exhibits

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).