Form 10-Q
period 2009-03-31
Jazz Technologies, Inc.
filed 2009-05-15
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a “smaller reporting company”. See definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by General Instruction H(2).

JAZZ TECHNOLOGIES, INC.

i

PART I – FINANCIAL INFORMATION

Item	1. Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2009	December 31, 2008
	Successor	Successor

ASSETS
Current assets:
Cash and cash equivalents	$28,895	$27,574
Receivables:
Trade receivables, net of allowance for doubtful accounts of $485 and $852 at March 31,
2009 and December 31, 2008, respectively	13,597	21,424
Due from related party	775	54
Inventories	7,722	10,281
Deferred tax asset	4,095	4,095
Prepaid expenses and other current assets	2,793	3,175

Total current assets	57,877	66,603
Property, plant and equipment, net	92,082	93,928
Investments	17,100	17,100
Intangible assets, net	55,364	56,460
Goodwill	7,000	7,000
Other assets	292	317

Total assets	$229,715	$241,408

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$9,819	$13,576
Due to related party	2,486	1,241
Short-term borrowings	7,000	7,000
Accrued compensation and benefits	4,331	5,672
Deferred revenues	2,179	1,958
Accrued interest	2,632	5,211
Other current liabilities	5,704	4,470

Total current liabilities	34,151	39,128
Long term liabilities:
Long-term borrowing	20,000	20,000
Convertible notes	111,240	110,052
Deferred tax liability	10,467	11,749
Accrued pension, retirement medical plan obligations and other long-term liabilities	14,758	13,821

Total liabilities	190, 616	194,750

Stockholder's equity:
Additional paid-in capital	50,219	50,166
Other comprehensive loss (*)	(2,367)	(2,367)
Accumulated deficit	(8,753)	(1,141)

Total stockholder's equity	39,099	46,658

Total liabilities and stockholder's equity	$229,715	$241,408

(*) Other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands)

	Three months ended
	March 31, 2009	March 28, 2008
	Successor	Predecessor

Net revenues	$29,179	$50,830
Cost of revenues	27,426	43,385

Gross profit	1,753	7,445
Operating expenses:
Research and development	2,457	3,910
Selling, general and administrative	4,042	4,964
Amortization of intangible assets	197	346

Total operating expenses	6,696	9,220
Operating loss	(4,943)	(1,775)
Interest and other expense, net	(3,946)	(3,241)

Net loss before income taxes	(8,889)	(5,016)
Income tax benefit	1,277	15

Net loss	$(7,612)	$(5,001)

Net loss per share (basic and diluted)		$(0.27)

Weighted average shares (basic and diluted)		18,400

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31, 2009	March 28, 2008
	Successor	Predecessor

Operating activities:
Net loss	$(7,612)	$(5,001)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	6,124	9,428
Convertible debenture accretion and amortization of deferred financing costs	1,213	901
Provision for doubtful accounts	(367)	(68)
Net gain on disposal of equipment	-	(6)
Net gain on purchase of convertible notes	-	(375)
Provision for obsolete inventory	(1,150)	853
Stock compensation expense	53	271
Changes in operating assets and liabilities:
Receivables	8,194	7, 862
Inventories	3,709	(1,376)
Prepaid expenses and other current assets	382	955
Accounts payable	(3,843)	(2,148)
Due to related party, net	524	-
Accrued compensation and benefits	(1,341)	(1,695)
Deferred Revenue	221	(1,452)
Accrued interest	(2,579)	(2,728)
Other current liabilities	1,234	(3,184)
Deferred tax liability	(1,282)	(39)
Accrued pension, retirement medical plan obligations and long-term liabilities	937	198

Net cash provided by operating activities	4,417	2,396

Investing activities:
Purchases of property and equipment	(3,096)	(1,651)
Net proceeds from sale of equipment	-	6

Net cash used in investing activities	(3,096)	(1,645)

Financing activities:
Payment for purchase of convertible notes	-	(4,100)
Net borrowings from line of credit	-	2,000
Payment of debt and acquisition-related liabilities	-	(51)

Net cash used in financing activities	-	(2,151)

Effect of foreign currency on cash	-	(53)
Net increase (decrease) in cash and cash equivalents	1,321	(1,453)
Cash and cash equivalents at beginning of period	27,574	10,612

Cash and cash equivalents at end of period	$28,895	$9,159

Supplemental disclosure of interest paid and non-cash investing and financing activities:

Interest paid	$5,351	$5,620

Property, plant and equipment purchases accrued	$2,176	$1,406

See accompanying notes.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2009

1.	ORGANIZATION

        Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz,” “Company” refers to the business of Jazz Technologies, Inc. and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. References to “the Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with and into a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to “the Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

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

        Basis of Presentation and Consolidation

        We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.

        The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2009 and December 31, 2008, and the consolidated results of its operations and cash flows for the periods ended March 31, 2009 and March 28, 2008. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the Successor presentation.

        For purposes of presentation and disclosure, we refer to the Company as the Predecessor as of and for all periods up to September 19, 2008, the date of consummation of the Merger and as the Successor as of and for all periods thereafter. The financial statements also reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”), with respect to the Tower’s acquisition of the Company.

        Fiscal Year

        Effective as of September 19, 2008, the Company changed its fiscal year end to December 31 to conform to Tower’s fiscal year end. As a result of this change, all quarters will now end on the last day of each calendar quarter. Previously, beginning January 1, 2007, the Company had adopted a 52- or 53- week fiscal year. Each of the first three quarters of a fiscal year ended on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ended on the Friday prior to December 31. As a result, each fiscal quarter consisted of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consisted of 13 weeks and the fourth quarter consisted of 14 weeks.

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

        In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), and SAB No. 104, “Revenue Recognition” (“SAB No. 104”), the Company recognizes revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. Revenues are recognized when the acceptance criteria are satisfied, based on performing electronic, functional and quality tests on the products prior to shipment. Such Company testing reliably demonstrates that the products meet all of the specified criteria prior to formal customer acceptance, and that product performance can reasonably be expected to conform to the specified acceptance provisions.

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

        The Company conducted an impairment review as of March 31, 2009, due to the global economic downturn and the prevailing conditions in the semiconductor industry. The Company used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of its long-lived assets and intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts the Company uses to conduct its business. As a result of this analysis, no assets were considered to be impaired and the Company has not recognized any impairment loss for any long-lived or intangible asset for the period ended March 31, 2009.

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

        The Company conducted an impairment review as of March 31, 2009. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the Company uses to conduct its business. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended March 31, 2009. Prior to its acquisition by Tower, the Company had no goodwill.

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

        Net Loss Per Share

        Net (loss) income per share (basic) is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net (loss) income per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents). Since the Company reported a net loss for the period ended March 28, 2008, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same. On September 19, 2008, upon completion of the Merger, the Company’s common stock was delisted from the American Stock Exchange.

        Comprehensive Loss

	Three months ended
	March 31, 2009	March 28, 2008
	(In thousands)

Net loss	$(7,612)	$(5,001)
Foreign currency translation adjustment	-	(8)

Comprehensive loss	$(7,612)	$(5,009)

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

        Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of March 31, 2009 and December 31, 2008 consists of the following customers:

	March 31, 2009	December 31, 2008
	Successor	Successor

Skyworks	20%	10%
R F Micro Devices	18%	42%

        Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Three Months Ended
	March 31, 2009	March 28, 2008
	Successor	Predecessor

R F Micro Devices	26%	19%
Skyworks	16%	13%
Conexant	*	14%

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

        Initial Adoption of New Standards

        EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a significant impact on the consolidated results of operations or financial position of the Company.

         Effective January 1, 2009, the Company adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 applies to any convertible debt instrument that may be wholly or partially settled in cash and requires the separation of the debt and equity components of cash-settleable convertibles at the date of issuance.  The FSP is effective for the convertible debt issued by the Company, for the 8% convertible notes due 2011, which were originally recorded at face value of $166.8 million in December 2006 and requires retrospective application for all periods presented. The Company calculated a theoretical non-cash interest expense based on a similar debt instrument carrying a fixed interest rate but excluding the equity conversion feature and measured at fair value at the time the notes were issued. As a result, the debt component determined for these notes was $151.4 million with discount of $15.4 million and the equity component, recorded as additional paid-in capital, was $14.8 million, which represents the difference between the net proceeds from the issuance of the notes and the fair value of the liability, net of related issuance costs.  A fixed interest rate was then applied to the debt component of the notes in the form of an original issuance discount and amortized over the life of the notes as a non-cash interest charge. The Merger on September 19, 2008 required the Company, as part of the purchase method, to fair value the convertible debt instrument.  As a result, a new basis was determined to the convertibles of $108.6 million and debt discount of $19.6 million. Upon adoption of the FSP, the Company evaluated the equity component as of the merger date and determined that it is immaterial.  As such, there will be no impact in the Successor period for the adoption of this FSP; however this resulted in a non-cash increase of our historical interest expense of $1.8 million and $5.9 million for 2008 and 2007 respectively. Our consolidated statement of operations for the three months ended March 28, 2008 was retroactively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

Three Months Ended March 28, 2008

Interest and other expense	$957
Change to basic and diluted earnings per share	$(0.05)

        Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have a significant impact on the consolidated results of operations or financial position of the Company.

        In December 2007, the FASB issued SFAS No. 160,” Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, the adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

        Recently Issued Accounting Standards

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, “Interim Financial Reporting” (“APB 28-1”). FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the additional disclosure requirements of this FSP.

        In April 2009 the FASB issued FASB staff position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI”) for investment in debt securities. This FSP applies to all entities and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.

        Under the FSP, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the FSP changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). That is, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) will be recognized in earnings.

        However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income (OCI). The Company does not expect the adoption of this FSP to have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009 the FASB issued FASB staff position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4 “). This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of statement 157. The FSP is Effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement–to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

        FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly.

        The Company is currently evaluating the impact that this FSP will have, if at all, on its consolidated financial statements and disclosures.

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

        Pursuant to the Merger with Tower, each outstanding share of Jazz’s common stock was converted into the right to receive 1.8 ordinary shares of Tower, at an aggregate fair value of approximately $39.2 million. The fair value of the shares was determined based on Tower’s ordinary shares price on Nasdaq prevailing around May 19, 2008, the date of signing the definitive agreements of the merger and announcing it, in accordance with provisions set forth in EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”).

        Pursuant to the Merger with Tower, the Company’s outstanding stock options immediately prior to the effective time of the Merger, whether vested or unvested, were converted to options to purchase Tower’s ordinary shares on the same terms and conditions as were applicable to such options under the Predecessor Company’s plan, with adjusted exercise prices and numbers of shares to reflect the exchange ratio of the common stock. This conversion was accounted for as a modification in accordance with SFAS No. 123R with the fair value of the outstanding options of $1.3 million being included as part of the purchase price.

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

        The fair values set forth above are based on a valuation of the Company’s assets and liabilities performed by the Company in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”), Topic 5J, with respect to the Tower’s acquisition of the Company. Currently, the net operating loss limitation for the change in ownership which occurred in September 2008 is in the process of being determined and accordingly, the amount of the Company’s net operating losses which may be available to offset future taxable income of the Company is not finalized. The Company expects it will not be able to utilize a significant portion of its net operating loss carry forwards, and has adjusted its net operating loss carryforwards to reflect their current estimated annual utilization of $1.0 million. However, the Company has currently not finalized its analysis of this matter. Once the final information is available, the purchase accounting impact on the deferred tax assets and liabilities will be recognized and disclosed.

        Pro Forma Results of Operations

        The following unaudited information for the three months ended March 31, 2009 and March 28, 2008 assumes the acquisition of the Company occurred on January 1, 2008:

	Results of Operations (in thousands) Three Months ended
	March 31, 2009	March 28, 2008
	(Actual, unaudited)	(Pro Forma, unaudited)

Net revenues	$29,179	$50,830

Net loss	$(7,612)	$(2,060)

        The Company is presenting pro forma results for the three months ended March 28, 2008 as if the merger with Tower occurred on January 1, 2008. The Company derived the pro forma results from the unaudited condensed consolidated financial statements of the predecessor Company for the period from January 1, 2008 to March 28, 2008 and the successor Company for the period from January 1, 2009 to March 31, 2009. As of March 28, 2008, the pro forma EPS is not presented since the pro forma assumes the merger occurred on January 1, 2008 and therefore no EPS exists for such date.

        The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the date noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for reduced depreciation and amortization expense as a result of the application of the purchase method of accounting.

4.	OTHER BALANCE SHEET DETAILS

        Inventories

        Inventories, net of reserves, consist of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
	Successor	Successor

Raw material	$821	$730
Work in process	4,352	5,956
Finished goods	2,549	3,595

	$7,722	$10,281

        Property, Plant and Equipment

        Property, plant and equipment consist of the following at March 31, 2009 and December 31, 2008 (in thousands):

	Useful life (In years)	March 31, 2009	December 31,2008
		Successor	Successor

Building improvements	10-12	$24,230	$24,230
Machinery and equipment	7	64,394	64,097
Furniture and equipment	5-7	1,941	1,785
Computer software	3	763	763
Construction in progress	-	7,619	6,443

		98,947	97,318
Accumulated depreciation		(6,865)	(3,390)

		$92,082	$93,928

        Investment

        In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”). As of March 31, 2009, the investment represented a minority interest of approximately 10% in HHNEC. In accordance with the purchase method of accounting, this investment was recorded at fair value on the date of acquisition by Tower.

        Intangible Assets

Intangible assets consist of the following at March 31, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Existing technology	9	$1,300	$77	$1,223
Patents and other core technology rights	9	15,100	894	14,206
In-process research and development	-	1,800	1,800	-
Customer relationships	15	2,600	92	2,508
Trade name	9	5,200	308	4,892
Facilities lease	19	33,500	965	32,535

Total identifiable intangible assets	14	$59,500	$4,136	$55,364

Intangible assets consist of the following at December 31, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Existing technology	9	$1,300	$41	$1,259
Patents and other core technology rights	9	15,100	475	14,625
In-process research and development	-	1,800	1,800	-
Customer relationships	15	2,600	49	2,551
Trade name	9	5,200	163	5,037
Facilities lease	19	33,500	512	32,988

Total identifiable intangible assets	14	$59,500	$3,040	$56,460

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total

Fiscal year ends:
Remainder of 2009	$2,698	$590	$3,288
2010	3,597	787	4,384
2011	3,597	787	4,384
2012	3,597	787	4,384
2013	3,597	787	4,384
Thereafter	30,229	4,311	34,540

Total expected future amortization expense	$47,315	$8,049	$55,364

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

        The loan agreement contains customary covenants and other terms, including covenants based on the Company’s EBITDA (as defined in the loan agreement), as well as customary events of default. If any event of default occurs, Wachovia may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the loan agreement would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2009, the Company was in compliance of all the covenants under this facility.

        Borrowing availability under the facility as March 31, 2009, was $12.1 million in addition to outstanding borrowings of $27.0 million and $1.9 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $20.0 million to be long-term debt as of March 31, 2009.

6.	CONVERTIBLE NOTES

        The Company has convertible notes at an interest rate of 8% per annum payable semi-annually and are due December of 2011 (“Convertible Notes”).

        Pursuant to the Merger with Tower, each holder of the Convertible Notes immediately prior to the Merger, has the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share. The Company’s obligations under the Convertible Notes are not being guaranteed by Tower.

        In connection with the Merger of the Company with Tower, the Convertible Notes were recorded at the preliminary fair value of $108.6 million on the date of the acquisition by Tower. The Company has accreted $1.2 million in interest for the three months ended March 31, 2009. As of March 31, 2009, $128.2 million in principal amount of Convertible Notes remains outstanding. See Note 2 for discussion on the adoption of FSP APB 14-1.

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

        During the first three months of 2008 the Company purchased $5.0 million in principal amount of its Convertible notes at a price of $4.1 million, including $4,444 for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price was 82.0% of the principal amount of such notes and resulted, after giving affect to the retrospective application under FSP APB No. 14-1( “See Note 2 for discussion on the adoption of FSP APB 14-1”) in a net gain of $0.4 million which is included as part of interest and other expense in the statement of operations.

7.	INCOME TAXES

        The Company’s effective tax rate for the three months ended March 31, 2009 differs from the statutory rate primarily due to the establishment of a valuation allowance against federal deferred tax assets that the Company has determined do not meet the more likely than not threshold. The Company establishes a valuation allowance for federal deferred tax assets, when it is unable to conclude that it is more likely than not that such deferred tax assets will be realized. In making this determination the Company evaluates both positive and negative evidence as well as potential tax planning strategies. The annual losses are projected to exceed the reversal of taxable temporary differences. Without other significant positive evidence the Company has determined that the federal deferred tax assets are not more likely than not to be realized.

        The future utilization of the Company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s acquisition by Tower. Currently, the net operating loss limitation for the change in ownership which occurred in September 2008 is in the process of being determined and accordingly, the amount of the Company’s net operating losses which may be available to offset future taxable income of the Company is not finalized. The Company expects it will not be able to utilize a significant portion of its net operating loss carry forwards, and has adjusted its net operating loss carryforwards to reflect their current estimated annual utilization limited to $1.0 million. However, the Company has currently not finalized its analysis of this matter. Once the final information is available, the purchase accounting impact on the deferred tax assets and liabilities will be recognized and disclosed.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At March 31, 2009 the Company had unrecognized tax benefits of $1.9 million. The unrecognized tax benefits were unchanged during the three months ended March 31, 2009. At March 31, 2009, it is reasonably likely that $1.1 million of the unrecognized tax benefits will reverse during the next twelve months. The reversal of uncertain tax benefits is related to net operating losses that will be abandoned when the Company liquidates its Chinese subsidiary in 2009.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination. In connection with the liquidation of the Company’s Chinese subsidiary, the Chinese tax authorities are conducting a review of the historic income tax filings. The tax authorities have not proposed any adjustments to the historic income tax filings as of March 31, 2009.

8.	EMPLOYEE BENEFIT PLANS

        The pension and other post retirement benefit plans expenses for the three months ended March 31, 2009 were $0.2 million and $0.2 million, respectively. The amounts for the pension and other post retirement benefit plans expense for the corresponding period in 2008 were $0.2 million and $0.4 million, respectively.

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

        The number of outstanding shares of Jazz’s common stock at March 31, 2009 was 100, all of which are owned by Tower.

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

        Stock Options

        Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective time of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. The Company recorded $27,844 of period compensation expense for the three months ended March 31, 2009 for modifications of these existing options pursuant to the Merger.

        During the three months ended March 31, 2009 Tower awarded 10,000 non-qualified stock options to Company employees that vest over four year period from the date of grant . The exercise price was $0.32. The Company recorded $24,864 and $211,439 of compensation expenses relating to options granted to employees, for the three months ended March 31, 2009 and March 28, 2008 respectively.

        As the amount of stock compensation activity for the three months ended March 31, 2009 is immaterial no additional disclosures have been provided

10.	RELATED PARTY TRANSACTIONS

	As of March 31, 2009	As of December 31, 2008

Due from related party (included in the accompanying balance sheets)	$775	$54
Due to related party (included in the accompanying balance sheets).	$2,486	$1,241

        Related parties balances are with Tower mainly for purchases and payments on behalf of the other party, tools sale and service charges billed by Tower.

11.	FAIR VALUE MEASUREMENTS

        The Company holds an investment in HHNEC, a non-public entity. This investment represents a minority interest of approximately 10% recorded at fair value of $17.1 million under the Guideline Company Method on September 19, 2008, the date of the Company’s acquisition by Tower.

        The Convertible Notes’ fair value of $46.2 million determined by taking in consideration (i) the market approach, using the last quotations of the notes and (ii) the income approach utilizing the present value method at discount rate with credit worthiness appropriate for Jazz.

12.	LITIGATION

        During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. Tower, the Company and the other three corporations were added as additional respondents in the ITC action in October 2008. The Company and Tower are assessing the merits of this action and cannot provide an estimate of any possible losses or predict the outcome thereof, which could have a material and adverse effect on the Company’s and Tower’s businesses and financial position. The Company and Tower intend to vigorously defend the litigation.

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

Merger with Tower Semiconductor, Ltd

        On May 19, 2008, we entered into an Agreement and Plan of Merger and Reorganization with Tower Semiconductor Ltd., an Israeli company (“Tower”), and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), which provided for Merger Sub to merge with and into us, with us surviving the merger as a wholly-owned subsidiary of Tower, also referred to as the “Merger”. At a special meeting of the Company’s stockholders held on September 17, 2008, the requisite majority of our stockholders voted in favor of the Merger, and the Merger was effectively consummated on September 19, 2008. As a result of the Merger, our certificate of incorporation and bylaws were amended and restated.

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

         Tower and Jazz submitted the Merger for review by the Committee on Foreign Investment in the United States (“CFIUS”), a group of U.S. agencies that reviews foreign investments in U.S. companies for national security reasons pursuant to the Defense Production Act of 1950. The review by CFIUS has been completed, and CFIUS has notified the Company that there are no unresolved national security concerns and CFIUS will take no further action with respect to the Merger.

        In connection with the Company’s aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of the Company specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement (“SSA”). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

        In connection with the Merger, on September 19, 2008, we entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent, and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year secured asset-based revolving credit facility for the total amount of $55 million, including up to $10 million for letters of credit. On December 31, 2008, Wells Fargo acquired all of Wachovia Corporation and its businesses and obligations. The borrowing availability varies according to the levels of the borrowers’ eligible accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is September 19, 2011, unless earlier terminated. Loans under the facility bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.25% to 0.75% or the LIBOR rate (as defined in the loan agreement) plus a margin ranging from 2% to 2.5% per annum. The facility is secured by all of our assets and the assets of the borrowers. Borrowing availability under the facility as of March 31, 2009 was $12.1 million in addition to outstanding borrowings of $27.0 million and $1.9 million in letters of credit committed under the facility on that date.

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

        We also incurred approximately $4.1 million in merger costs, which were included as part of selling, general & administrative expenses in the statements of operations in 2008.

Critical Accounting Policies and Estimates

        Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in the financial statements and actual results may differ from initial estimates.

        We consider the following accounting estimates to be the most critical to fully understand and evaluate our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable.

—	Revenue Recognition

—	Account Receivable

—	Inventories

—	Impairment of Assets

—	Impairment of Goodwill

—	Accounting for Income Taxes

—	Pension Plans

—	Stock Based Compensation

        For a discussion of our critical accounting estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2009, we had a net loss of $7.6 million compared to a net loss of $5.0 million for the three months ended March 28, 2008.

Pro Forma Financial Information

        We were acquired by Tower on September 19, 2008, and accordingly, we do not believe a comparison of the results of operations and cash flows for the three months ended March 31, 2009 versus the three months ended March 28, 2008 is very meaningful. In order to assist users in better understanding the changes in our business between the three months ended March 31, 2009 and the three months ended March 28, 2008, we are presenting in the discussion below pro forma results for the three months ended March 28, 2008, as if our merger with Tower occurred on January 1, 2008. We derived the pro forma results from our unaudited condensed consolidated financial statements for the three months ended March 28, 2008.

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

	Three Months Ended
	March 31, 2009 (actual, unaudited)	March 28, 2008 (pro forma, unaudited)

Net revenues	$29,179	$50,830
Cost of revenues	27,426	40,107	(*)

Gross profit	1,753	10,723
Operating expenses:
Research and development	2,457	3,599
Selling, general and administrative	4,042	4,820
Amortization of intangible assets	197	197

Total operating expenses	6,696	8,616

Income (loss) from operations	(4,943)	2,107
Interest and other expense, net	(3,946)	(4,182	)(**)
Income tax benefit	1,277	15

Net loss	$(7,612)	$(2,060)

        (*) The proforma results for the three months ended March 28, 2008 were adjusted by $3.3 million related to depreciation and amortization derived from the fair value changes in the plant, property and equipments and intangible assets, for the Merger.

        (**) The proforma results for the three months ended March 28, 2008 were adjusted by $1.0 million related to interest accretion derived from the fair value changes in the convertible notes for the Merger.

Comparison of Three Months Ended March 31, 2009 and March 28, 2008

Revenues

        Our revenues are generated principally from the sale of semiconductor wafers and in part from the sale of photomasks and other engineering services. Net revenues are net of provisions for returns and allowances. Revenues are categorized by technology group into specialty process revenues and standard process revenues. Specialty process revenues include revenues from wafers manufactured using our specialty process technologies-advanced analog CMOS, radio frequency CMOS or RF CMOS, high voltage CMOS, bipolar CMOS or BiCMOS, SiGe BiCMOS, and bipolar CMOS double-diffused metal oxide semiconductor or BCD, processes. Standard process revenues are revenues derived from wafers employing digital CMOS and standard analog process technologies.

        The following table presents pro forma net revenues for the three months ended March 31, 2009 and March 28 2008:

	Net Revenues (in thousands, except percentages)
	Three Months Ended March 31, 2009 (actual, unaudited)		Three Months Ended March 28, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Net Revenues	$29,179	100.0	$50,830	100.0	$(21,651)	(43)

         Our net revenues decreased by $21.7 million or 43% to $29.2 million for the three months ended March 31, 2009 compared to $50.8 million for the corresponding period in 2008 mainly due to the current worldwide economic downturn and the prevailing adverse market conditions in the semiconductor industry. Such decrease in revenues is lower than the industry's decrease. This decrease is the result of a $15.1 million or 39% decrease in specialty process net revenues to $24.1 million for the three months ended March 31, 2009 from $39.2 million of specialty process revenues for the corresponding period in 2008 and a $6.6 million or 57% decrease in standard process net revenues to $5.0 million for the three months ended March 31, 2009 from $11.6 million of standard process revenues for the corresponding period in 2008.

        Specialty process revenues increased to 83% of total revenue for the three months ended March 31, 2009, as compared to 77% for the three months ended March 28, 2008. Standard process revenues for the three months ended March 31, 2009 decreased to 17% of total revenue, as compared to 23% in the corresponding period in 2008.

Cost of Revenues

        The following table presents pro forma cost of revenues for the three months ended March 31, 2009 and March 28, 2008:

	Cost of Revenues (in thousands, except percentages)
	Three Months Ended March 31, 2009 (actual, unaudited)		Three Months Ended March 28, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Cost of revenues (excluding
depreciation & amortization of
intangible assets)	$21,810	75	$34,491	68	$(12,681)	(37)
Cost of revenues - depreciation &
amortization of intangible assets	5,616	19	5,616	11	-	-

Total cost of revenues	$27,426	94	$40,107	79	$(12,681)	(32)

        On a pro forma basis, our cost of revenues decreased by $12.7 million or 32% to $27.4 million for the three months ended March 31, 2009 compared to $40.1 million for the corresponding period in 2008. The decrease in cost of revenues is mainly due to cost reduction efforts which have resulted in lower labor and overhead cost for the three months ended March 31, 2009 as well as due to the effect of the revenue decrease. We achieved such 32% decrease in cost of revenues as compared to 43% decrease in revenues, despite the high portion of fixed costs associated in operating a foundry, due to such cost reduction efforts. Cost reduction efforts included scaling the labor force to meet production demand and negotiating more favorable pricing for materials and supplies.

Gross Profit (Loss)

        The following table presents pro forma gross profit for the three months ended March 31, 2009 and March 28, 2008:

	Gross Profit (in thousands, except percentages)
	Three Months Ended March 31, 2009 (actual, unaudited)		Three Months Ended March 28, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Gross profit	$1,753	6	$10,723	21	$(8,970)	(84)

         On a pro forma basis, the decrease in gross profit was primarily attributed to the above mentioned $21.7 million decrease in revenues which was partially offset by $12.7 million lower cost of revenues mainly due to the cost reduction actions resulted in lower labor, overhead and material and supplies costs as described in the cost of revenues section above.

Operating Expenses

        The following table presents operating expenses for the three months ended March 31, 2009 and March 28, 2008:

	Operating Expenses (in thousands, except percentages)
	Three Months Ended March 31, 2009 (actual, unaudited)		Three Months Ended March 28, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Research and development	$2,457	8	$3,599	7	$(1,142)	(32)
Selling, general and administrative	4,042	14	4,820	10	(778)	(16)
Amortization of intangible assets	197	1	197	-	-	-

Total operating expenses	$6,696	23	$8,616	17	$(1,920)	(22)

        On a pro forma basis, operating expenses for the three months ended March 31, 2009 decreased by $1.9 million compared to the three months ended March 28, 2008. The decrease in operating expenses was mainly attributed to lower research and development and selling, general and administrative expenses due to the continued efforts for reducing the overhead costs compared to the corresponding period in 2008.

Interest and Other (Expense) Income, Net

        The following table presents interest and other income for the three months ended March 31, 2009 and March 28, 2008:

	Interest and Other Expense, Net (in thousands, except percentages)
	Three Months Ended March 31, 2009 (actual, unaudited)		Three Months Ended March 28, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Interest expense, net	$3,946	14	$4,557	9	$(611)	(13)
Other income, net	-	-	375	1	375	(100)

Interest and other expense, net	$3,946	14	$4,182	8	$(236)	(6)

        Other income, net of $0.4 million for the three months ended March 28, 2008 represents mainly net gain realized from the purchase of 5.0 million in principal amount of our Convertible Notes at a discount, applying FSP APB No. 14-1. During the quarter ended March 31, 2009 we did not repurchase any convertible notes.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

        As of March 31, 2009, we had cash and cash equivalents of $28.9 million, borrowings of $27.0 million under our line of credit with Wachovia and had $12.1 million of additional availability under this credit line. Of the borrowings of $27.0 million, we consider $20.0 million to be long-term as the repayment of that sum will be made beyond the one year period. As of December 31, 2008, we had cash and cash equivalents of $27.6 million, borrowings of $27.0 million under our line of credit with Wachovia and had $13 million of additional availability under this credit line.

        We believe, based on our current plans and current levels of operations, that our cash from operations, together with cash and cash equivalents and available line of credit, will be sufficient to fund our operations for at least the next 12 months. Current uncertainty arising from the global economic downturn, the prevailing market conditions in the semiconductor industry (including global decreased demand, downward price pressure, excess inventory and unutilized capacity) including the recent disruption in financial and credit markets, pose a risk to the overall economy that could impact consumer and customer demand for our and our customers’ products, as well as our commercial relationships with our customers, suppliers, and creditors, including our lenders. If the current situation continues or worsens significantly, our business could be negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets, which could reduce our revenues or our ability to collect our accounts receivable and have a material adverse effect on our continued operations and financial condition. The Company is working to mitigate the potential effects of this downturn through several measures, including implementing a cost reduction plan and exploring measures to obtain funds from additional sources, including exploring potential opportunities for sales or licenses of intellectual property and technology. However, there is no assurance that the Company will be able to obtain sufficient funding from its cost reduction measures or obtain sufficient funds from the other funding sources in a timely manner to allow it to fully mitigate the effect of the existing economic downturn and any potential further deterioration in market conditions.

         Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2009. The primary categories of operating activities for that period include our net loss of $7.6 million, non-cash operating expenses (including depreciation and amortization of $5.9 million and the net changes in operating assets and liabilities of $6.1 million. Net cash provided by operating activities was $2.4 million during the three months ended March 28, 2008. The primary categories of operating activities for the three months ended March 28, 2008 include our net loss of $5.0 million, non-cash operating expenses of $11.0 million and the changes in operating assets and liabilities of $3.6 million.

        Net cash used in investing activities was $3.1 million for the three months ended March 31, 2009 and 1.6 million for the three months ended March 28, 2008. Net cash used in investing activities for the periods presented primarily represents capital purchases of equipment.

        Net cash used by financing activities was $2.2 million for the three months ended March 28, 2008 and represents mainly $4.1 million paid to purchase $5.0 million in principle amount of our convertible notes offset by $2.0 million of additional net borrowings from our line of credit.

        As of March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        Convertible Notes

        On December 19, 2006 and December 21, 2006, we completed private placements of $166.8 million aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at a rate of 8% per annum payable semi-annually, beginning on June 30, 2007. We may redeem the Convertible Notes on or after December 31, 2009 at agreed upon redemption prices, plus accrued and unpaid interest. The holders of the Convertible Notes have the option to convert the Convertible Notes into Tower ordinary shares based on an implied conversion price of $4.07 per Tower ordinary share.

        During the first three months of 2008, we purchased on the open market $5.0 million in principal amount of our Convertible Notes for a total purchase price of $4.1 million. The Convertible Notes were purchased at a discount to their face value, including prepayment of interest. As of March 31, 2009, $128.2 million in principal amount of Convertible Notes remained outstanding.

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

        The borrowing availability varies according to the levels of the borrowers’ eligible accounts receivable, eligible equipment and other terms and conditions described in the loan agreement. The maturity date of the facility is September 19, 2011, unless earlier terminated. Loans under the facility bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.25% to 0.75% or the LIBOR rate (as defined in the loan agreement) plus a margin ranging from 2% to 2.5% per annum. The facility is secured by all of our assets and the assets of the borrowers. Borrowing availability under the facility as of March 31, 2009 was $12.1 million in addition to outstanding borrowings of $27.0 million and $1.9 million in letters of credit committed under the facility on that date.

        The loan agreement contains customary covenants and other terms, including covenants based on EBITDA (as defined in the loan agreement), as well as customary events of default. If any event of default occurs, Wachovia may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the loan agreement would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2009, we were in compliance of all the covenants under this facility.

        Acquisition Contingent Payments

        As part of the acquisition of Jazz Semiconductor, we acquired a 10% interest in HHNEC (Shanghai Hau Hong NEC Electronics Company, Ltd.). This investment was valued at $24.3 million which is the fair value based upon the application of the purchase method of accounting on the date of our acquisition by Tower but carried at $17.1 million as we are obligated to pay additional amounts to former stockholders of Jazz Semiconductor if we realize proceeds in excess of $10 million from a liquidity event during the three-year period following the completion of the acquisition of Jazz Semiconductor. In that event, we will pay the former Jazz Semiconductor stockholders an amount equal to 50% of the proceeds over $10 million.

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

        Leases

        We lease our headquarters and Newport Beach, California fabrication and probing facilities from Conexant Systems, Inc. under non-cancelable operating leases through March 2017. We have the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. Our rental payments under these leases consist solely of our pro rata share of the expenses incurred by Conexant in the ownership of these buildings and applicable adjustments for increases in the consumer price index. We have estimated future minimum costs under these leases based on actual costs incurred during 2008. We are not permitted to sublease space that is subject to these leases without Conexant’s prior approval.

        We also have commitments consisting of software leases and facility and equipment licensing arrangements.

        Future minimum payments under non-cancelable operating leases as of March 31, 2009 are as follows:

	Payment Obligations by Year
	Remainder of 2009	2010	2011	2012	Thereafter	Total
	(in thousands)

Operating leases	$1,851	$2,300	$2,300	$2,300	$9,653	$18,404

Item 4.	Controls and Procedures.

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

        During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, LSI amended the ITC complaint requesting to add the Company, Tower and three other corporations as additional respondents. The Company, Tower and the other three corporations were added as additional respondents in the ITC action in October 2008. The Company and Tower are assessing the merits of this action and cannot provide an estimate of any possible losses or predict the outcome thereof, which could have a material and adverse effect on the Company’s and Tower’s businesses and financial position. The Company and Tower intend to vigorously defend the litigation.

Item 1A.	Risk Factors

        In addition to the other information contained in this Form 10-Q, you should carefully consider the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Item 6.	Exhibits.

Number	Description

10.1	First Amendment to Second Amended and Restated Loan and Security Agreement among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of March 17, 2009.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	Section 1350 Certification. (Not provided as not required of voluntary filers)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	JAZZ TECHNOLOGIES, INC. By: /s/ Rafi Mor —————————————— Rafi Mor (Principal Executive Officer)

By: /s/ SUSANNA H. BENNETT —————————————— SUSANNA H. BENNETT Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

10.1	First Amendment to Second Amended and Restated Loan and Security Agreement among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of March 17, 2009.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	Section 1350 Certification. (Not provided as not required of voluntary filers)