Form 10-Q
period 2009-06-30
Jazz Technologies, Inc.
filed 2009-08-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(949) 435-8000
Registrant's telephone number, including area code

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

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	June 30, 2009	December 31, 2008
	Successor (unaudited)	Successor

ASSETS
Current assets:
Cash and cash equivalents	$28,367	$27,574
Receivables:
Trade receivables, net of allowance for doubtful accounts of $465 and $852 at June
30, 2009 and December 31, 2008, respectively	15,669	21,424
Due from related party	17	54
Inventories	9,639	12,451
Deferred tax asset	4,095	4,095
Prepaid expenses and other current assets	1,850	3,175

Total current assets	59,637	68,773
Property, plant and equipment, net	92,811	93,928
Investments	17,100	17,100
Intangible assets, net	55,271	56,460
Goodwill	7,000	7,000
Other assets	263	317

Total assets	$232,082	$243,578

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Short-term borrowings	7,000	7,000
Accounts payable	$10,536	$13,576
Due to related party	1,663	1,241
Accrued compensation and benefits	5,258	5,672
Deferred revenues	3,158	1,958
Accrued interest	5,152	5,211
Other current liabilities	6,491	4,470

Total current liabilities	39,258	39,128
Long term liabilities:
Long-term debt from banks	20,000	20,000
Convertible notes	111,527	110,052
Deferred tax liability	8,833	11,749
Accrued pension, retirement medical plan obligations and other long-term liabilities	13,356	13,821

Total liabilities	192,974	194,750
Stockholder's equity:
Additional paid-in capital	50,260	50,166
Accumulated other comprehensive loss (*)	(2,473)	(2,367)
Accumulated deficit	(8,679)	1,029

Total stockholder's equity	39,108	48,828

Total liabilities and stockholder's equity	$232,082	$243,578

(*) Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended		Six months ended

	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008

	Successor	Predecessor	Successor	Predecessor

Net revenues	$31,092	$47,516	$60,271	$98,346
Cost of revenues	24,142	41,052	51,797	84,437

Gross profit	6,950	6,464	8,474	13,909
Operating expenses:
Research and development	3,441	2,931	5,898	6,841
Selling, general and administrative	3,534	5,395	7,576	10,359
Amortization of intangible assets	196	346	393	692

Total operating expenses	7,171	8,672	13,867	17,892
Operating loss	(221)	(2,208)	(5,393)	(3,983)
Financing expense and other expense, net	(3,279)	(2,835)	(7,225)	(6,076)

Net loss before income taxes	(3,500)	(5,043)	(12,618)	(10,059)
Income tax benefit	1,633	17	2,910	32

Net loss	$(1,867)	$(5,026)	$(9,708)	$(10,027)

Net loss per share (basic and diluted)		$(0.26)		$(0.53)

Weighted average shares (basic and diluted)		19,031		19,007

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended

	June 30, 2009	June 27, 2008

	Successor	Predecessor

Operating activities:
Net loss	$(9,708)	$(10,027)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	9,420	18,883
Convertible notes accretion and amortization of deferred financing costs	2,529	1,703
Other expenses, net	(650)	(593)
Stock compensation expense	94	493
Changes in operating assets and liabilities:
Receivables	5,755	7,618
Inventories	2,812	2,865
Prepaid expenses and other current assets	1,325	354
Accounts payable	(3,040)	(8,483)
Due to related party, net	459
Accrued compensation and benefits	(414)	(739)
Deferred Revenue	1,200	(1,502)
Accrued interest	(59)	(212)
Other current liabilities	2,021	(6,043)
Deferred tax liability	(2,916)	(77)
Accrued pension, retirement medical plan obligations and long-term liabilities	(465)	288

Net cash provided by operating activities	8,363	4,528

Investing activities:
Purchases of property and equipment	(6,114)	(3,418)
Net proceeds from sale of equipment	–	1,165
Purchases of intangible assets	(1,000)	–

Net cash used in investing activities	(7,114)	(2,253)

Financing activities:
Debt repayment	(350)	(4,161)
Net borrowings from line of credit	–	1,000

Net cash used in financing activities	(350)	(3,161)

Effect of foreign currency on cash	(106)	70
Net increase (decrease) in cash and cash equivalents	793	(816)
Cash and cash equivalents at beginning of period	27,574	10,612

Cash and cash equivalents at end of period	$28,367	$9,796

Non-cash activities:

Investments in property, plant and equipment	$–	$1,365

Supplement disclosure of cash flow information:

Interest paid	$5,575	$5,901

Tax paid	$214	$–

See accompanying notes.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009

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

        The Company is based in Newport Beach, California and following the acquisition of Jazz Semiconductor, Inc., is now an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Its customers’ analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

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

        The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2009 and December 31, 2008, and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2009 and June 27, 2008. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the Successor presentation.

        For purposes of presentation and disclosure, we refer to the Company as the Predecessor as of and for all periods up to September 19, 2008, the date of consummation of the Merger and as the Successor as of and for all periods thereafter. The financial statements also reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”), with respect to Tower’s acquisition of the Company.

        Fiscal Year

        Effective as of September 19, 2008, the Company changed its fiscal year end to December 31 to conform to Tower’s fiscal year end. As a result of this change, all quarters will now end on the last day of each calendar quarter. Previously, beginning January 1, 2007, the Company had adopted a 52 or 53-week fiscal year. Each of the first three quarters of a fiscal year ended on the last Friday in each of March, June and September and the fourth quarter of a fiscal year ended on the Friday prior to December 31. As a result, each fiscal quarter consisted of 13 weeks during a 52-week fiscal year. During a 53-week fiscal year, the first three quarters consisted of 13 weeks and the fourth quarter consisted of 14 weeks.

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

        The Company conducted an impairment review as of June 30, 2009, due to the global economic downturn and the prevailing conditions in the semiconductor industry. The Company used the income approach methodology of valuation that includes undiscounted cash flows to determine the fair value of its long-lived assets and intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts the Company uses to conduct its business. As a result of this analysis, no assets were considered to be impaired and the Company has not recognized any impairment loss for any long-lived or intangible asset for the period ended June 30, 2009.

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

        The Company conducted an impairment review as of June 30, 2009. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the Company uses to conduct its business. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended June 30, 2009. Prior to its acquisition by Tower, the Company had no goodwill.

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

        Net Loss Per Share

        Net (loss) income per share (basic) is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net (loss) income per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents). Since the Company reported a net loss for the six and three months periods ended June 27, 2008, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same. On September 19, 2008, upon completion of the Merger, the Company’s common stock was delisted from the American Stock Exchange.

        Comprehensive Loss

	Six months ended
	June 30, 2009	June 27, 2008

	Successor	Predecessor

	(In thousands)

Net loss	$(9,708)	$(10,027)
Foreign currency translation adjustment	(106)	9

Comprehensive loss	$(9,814)	$(10,018)

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

        Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of June 30, 2009 and December 31, 2008 consists of the following customers:

	June 30, 2009	December 31, 2008

	Successor	Successor

R F Micro Devices	23%	42%
Skyworks	14%	10%

        Net revenues from significant customers representing 10% or more of net revenues for the three and six months ended June 30, 2009 and June 27, 2008 are provided by customers as follows:

	Three Months Ended		Six Months Ended

	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008

	Successor	Predecessor	Successor	Predecessor

R F Micro Devices	17%	15%	21%	17%
Skyworks	14%	14%	15%	14%
Conexant	*	10%	*	12%
Entropic	*	12%	*	–

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

        Initial Adoption of New Standards

        EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a significant impact on the consolidated results of operations or financial position of the Company.

        Effective January 1, 2009, the Company adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 applies to any convertible debt instrument that may be wholly or partially settled in cash and requires the separation of the debt and equity components of cash-settleable convertibles at the date of issuance.  The FSP is effective for the convertible debt issued by the Company, for the 8% convertible notes due 2011, which were originally recorded at face value of $166.8 million in December 2006 and requires retrospective application for all periods presented. The Company calculated a theoretical non-cash interest expense based on a similar debt instrument carrying a fixed interest rate but excluding the equity conversion feature and measured at fair value at the time the notes were issued. As a result, the debt component determined for these notes was $151.4 million with discount of $15.4 million and the equity component, recorded as additional paid-in capital, was $14.8 million, which represents the difference between the net proceeds from the issuance of the notes and the fair value of the liability, net of related issuance costs.  A fixed interest rate was then applied to the debt component of the notes in the form of an original issuance discount and amortized over the life of the notes as a non-cash interest charge. The Merger on September 19, 2008 required the Company, as part of the purchase method, to fair value the convertible debt instrument.  As a result, a new basis was determined to the convertibles of $108.6 million and debt discount of $19.6 million. Upon adoption of the FSP, the Company evaluated the effects of the FSP as of the Merger date and determined that it is inapplicable, as the convertibles are only convertible to the shares of Tower, the Parent.  As such, there will be no impact of the FSP in the Successor’s period for the adoption of this FSP; however this resulted in a non-cash increase of our historical interest expense of $1.8 million and $5.9 million for 2008 and 2007 respectively. Our consolidated statement of operations for the six and three months ended June 27, 2008 was retroactively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Three Months Ended June 27, 2008	Six Months Ended June 27, 2008
	Predecessor	Predecessor

Interest and other expense	$454	$1,411
Change to basic and diluted earnings per share	$(0.02)	$(0.08)

        Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have any impact on the consolidated results of operations or financial position of the Company.

        In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, the adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, “Interim Financial Reporting” (“APB 28-1”). FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value, see Note 11.

        In April 2009 the FASB issued FASB staff position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI”) for investment in debt securities. This FSP applies to all entities and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.

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

        However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income (OCI). The adoption of FASB staff position 115-2 and 124-2 did not have any impact on the consolidated results of operations or financial position of the Company.

        In April 2009 the FASB issued FASB staff position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4 “). This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of statement 157. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

        FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The adoption of FASB staff position 157-4 did not have any impact on the consolidated results of operations or financial position of the Company.

        In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009.   The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company. The Company considered the provisions of this SFAS and disclosed all material events which occurred after the balance sheets date.

        Recently Issued Accounting Standards

        In June 2009 the FASB issued SFAS No.166 “Accounting for Transfers of Financial Assets” (“SAFS No. 166”). SAFS No. 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. SFAS No. 166 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

        In June 2009 the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SAFS No. 167”), which changes the way entities account for securitizations and special-purpose entities. SAFS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.   A company will be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. SFAS No. 166 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	MERGER WITH TOWER

         On September 19, 2008, Tower acquired all of Jazz’s outstanding capital in a stock-for-stock transaction.

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

        Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock that were outstanding immediately prior to the effective time of the Merger, became exercisable for Tower ordinary shares with adjusted exercise prices and number of shares to reflect the exchange ratio of the common stock. The fair value of the outstanding warrants of $6.3 million was included as part of the purchase price.

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

        Pro Forma Results of Operations

        The following unaudited information for the six months ended June 30, 2009 and June 27, 2008 assumes the acquisition of the Company by Tower occurred on January 1, 2008:

	Results of Operations (in thousands) Six Months Ended
	June 30, 2009	June 27, 2008
	(Actual, unaudited)	(Pro Forma, unaudited)

Net revenues	$60,271	$98,346

Net loss	$(9,708)	$(267)

        The Company derived the pro forma results from the unaudited condensed consolidated financial statements of the Predecessor for the period from January 1, 2008 to June 27, 2008 and the Successor for the period from January 1, 2009 to June 30, 2009. As of June 27, 2008, the pro forma EPS is not presented since the pro forma assumes the Merger occurred on January 1, 2008 and therefore no EPS exists for such date.

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

4.	OTHER BALANCE SHEET DETAILS

        Inventories

        Inventories, net of reserves, consist of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
	Successor	Successor

Raw material	$1,181	$1,741
Work in process	6,523	6,693
Finished goods	1,935	4,017

	$9,639	$12,451

        Change in Method of Accounting for Inventory Valuation

        On April 1, 2009, the Company elected to change its method of valuing its inventories, mainly to include depreciation and amortization as part of the cost of inventory. In addition indirect raw material that previously was charged immediately to earnings is now being capitalized and presented as part of raw material inventory. The new method of accounting for inventory was adopted to align the valuation of the inventory with those methods of Tower. Following the Merger date, the Company and Tower have been working to align their reporting and information systems and concluded the process during the second quarter of 2009. Comparative financial statements attributed to the Successor, have been adjusted to apply the new method retrospectively. The financial statements for periods presented for the Predecessor were not retroactively adjusted as the push-down accounting effectively creates a new reporting entity. The following financial statement line items for fiscal year 2008, were affected by the change in accounting principle (in thousands).

As of December 31, 2008

	As originally reported	As adjusted	Effect of change

Inventories	$10,281	$12,451	$2,170
Stockholder's equity	$46,658	$48,828	$2,170

        Property, Plant and Equipment

        Property, plant and equipment consist of the following at June 30, 2009 and December 31, 2008 (in thousands):

	Useful life (In years)	June 30, 2009	December 31, 2008
		Successor	Successor

Building improvements	10-12	$24,230	$24,230
Machinery and equipment	7	70,464	64,097
Furniture and equipment	5-7	2,089	1,785
Computer software	3	763	763
Construction in progress	-	8,009	6,443

		105,555	97,318
Accumulated depreciation		(12,744)	(3,390)

		$92,811	$93,928

        Investment

        In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”). As of June 30, 2009, the investment represented a minority interest of approximately 10% in HHNEC. Since the Merger with Tower, the investment in HHNEC is carried at cost determined to be the fair value of the investment at the Merger date.

        Intangible Assets

Intangible assets consist of the following at June 30, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	4;9	$2,300	$113	$2,187
Patents and other core technology rights	9	15,100	1,312	13,788
In-process research and development	-	1,800	1,800	-
Customer relationships	15	2,600	139	2,461
Trade name	9	5,200	452	4,748
Facilities lease	19	33,500	1,413	32,087

Total identifiable intangible assets	14	$60,500	$5,229	$55,271

Intangible assets consist of the following at December 31, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	9	$1,300	$41	$1,259
Patents and other core technology rights	9	15,100	475	14,625
In-process research and development	-	1,800	1,800	-
Customer relationships	15	2,600	49	2,551
Trade name	9	5,200	163	5,037
Facilities lease	19	33,500	512	32,988

Total identifiable intangible assets	14	$59,500	$3,040	$56,460

        The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total

Fiscal year ends:
Remainder of 2009	$1,937	$394	$2,331
2010	3,847	787	4,634
2011	3,847	787	4,634
2012	3,847	787	4,634
2013	3,721	787	4,508
Thereafter	30,221	4,309	34,530

Total expected future amortization expense	$47,420	$7,851	$55,271

        The amortization related to technology, patents and other core technologies, and facilities lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

5.	CREDIT FACILITY

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

        No additional borrowing availability under the Company’s revolving credit facility existed as June 30, 2009. Outstanding borrowings were $27.0 million and $1.9 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $20.0 million to be long-term debt as of June 30, 2009. As of June 30, 2009, the Company was in compliance with all the covenants under this facility.

6.	CONVERTIBLE NOTES

        The Company has convertible notes at an interest rate of 8% per annum payable semi-annually and mature on December, 2011 (“Convertible Notes”). The Company may redeem the Convertible Notes for cash on or after December 31, 2009 at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 2% in the year beginning December 31, 2009 until December 31, 2010 and 0% thereafter.

        Pursuant to the Merger with Tower, each holder of the Convertible Notes immediately prior to the Merger, has the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share. The Company’s obligations under the Convertible Notes are not being guaranteed by Tower. The Convertible Notes are settled by issuance of shares of Tower. As such, based on the provisions of SFAS No. 133, the conversion feature was bifurcated and carried at fair value.

        In connection with the Merger of the Company with Tower, the Convertible Notes, with a face value of $128.2 million, were recorded at the fair value of $108.6 million on the date of the acquisition by Tower. The Company has accreted $2.5 million in interest for the six months ended June 30, 2009.

        As of June 30, 2009, $127.2 million in principal amount of Convertible Notes remains outstanding.

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

        Upon conversion, the Company has the right to deliver, in lieu of shares of Tower’s ordinary shares, cash or a combination of cash and shares of Tower’s ordinary shares to satisfy the conversion obligation. If the Company elects to deliver cash or a combination of cash and Tower ordinary shares to satisfy the conversion obligation, the amount of such cash and Tower ordinary shares, if any, will be based on the trading price of Tower’s ordinary shares during the 20 consecutive trading days beginning on the third trading day after proper delivery of a conversion notice.

        Upon the occurrence of certain specified fundamental changes, the holders of the Convertible Notes will have the right, subject to various conditions and restrictions, to require the Company to repurchase the Convertible Notes, in whole or in part, at par plus accrued and unpaid interest to, but not including, the repurchase date. In addition, if the Company undergoes certain fundamental changes prior to December 31, 2009, the Company may be obligated to pay a make whole premium on Convertible Notes converted in connection with such fundamental change by issuing additional shares of common stock upon conversion of the Convertible Notes.

7.	INCOME TAXES

        The Company’s effective tax rate for the six months ended June 30, 2009 differs from the statutory rate primarily due to the establishment of a valuation allowance against federal deferred tax assets that the Company has determined does not meet the more likely than not threshold. The Company establishes a valuation allowance for federal deferred tax assets, when it is unable to conclude that it is more likely than not that such deferred tax assets will be realized. In making this determination the Company evaluates both positive and negative evidence as well as potential tax planning strategies. The annual losses are projected to exceed the reversal of taxable temporary differences. Without other significant positive evidence the Company has determined that the federal deferred tax assets are not more likely than not to be realized.

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

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At June 30, 2009 the Company had unrecognized tax benefits of $1.9 million. The unrecognized tax benefits were unchanged during the six months ended June 30, 2009. At June 30, 2009, it is reasonably likely that $1.1 million of the unrecognized tax benefits will reverse during the next twelve months. The reversal of uncertain tax benefits is related to net operating losses that will be abandoned when the Company liquidates its Chinese subsidiary in 2009.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination. In connection with the pending liquidation of the Company’s Chinese subsidiary, the Chinese tax authorities are conducting a review of the historic income tax filings. The tax authorities have not proposed any adjustments to the historic income tax filings as of June 30, 2009.

8.	EMPLOYEE BENEFIT PLANS

        The pension and other post retirement benefit plans expenses for the three and six months ended June 30, 2009 were $0.3 million and $0.7 million, respectively. The amounts for the pension and other post retirement benefit plans expense for the corresponding period in 2008 were $0.6 million and $1.2 million, respectively.

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

        The number of outstanding shares of Jazz’s common stock at June 30, 2009 was 100, all of which are owned by Tower.

        Warrants

        Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock that were outstanding immediately prior to the effective time of the Merger were assumed by Tower and became exercisable for Tower ordinary shares. Each such warrant formerly exercisable to purchase one share of the Company’s common stock became exercisable to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the exercise price of $5.00 immediately prior to the effective time of the Merger divided by the exchange ratio of 1.8. Fractional ordinary shares of Tower were rounded up to the nearest whole number.

        Tower may redeem the warrants: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon a minimum of 30 days prior written notice of redemption; and if and only if, the last sales price of Tower’s ordinary shares equals or exceeds $4.72 per share for any 20 trading days within a 30 trading day period ending three business days before Tower sends the notice of redemption. Originally this threshold sales price was $8.50 per share of the Company’s common stock; $4.72 is equal to the original threshold for the sales price of the Company’s common stock divided by the exchange ratio of 1.8.

        The number of outstanding warrants to purchase Tower’s ordinary shares at June 30, 2009 was 59.5 million.

        Stock Options

        Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective time of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. The Company recorded $21,835 and $49,679 of period compensation expense for the three and six months ended June 30, 2009 for modifications of these existing options pursuant to the Merger.

        During the six months ended June 30, 2009 Tower awarded 10,000 non-qualified stock options to Company employees that vest over four year period from the date of grant. The exercise price was $0.32. The Company recorded $19,877 and $44,741 of compensation expenses relating to options granted to employees, for the three and six months ended June 30, 2009. The Company recorded $221,363 and $432,802 of compensation expenses relating to employees options, during the corresponding periods in 2008.

10.	RELATED PARTY TRANSACTIONS

	As of June 30, 2009	As of December 31, 2008

Due from related party (included in the accompanying balance sheets)	$17	$54
Due to related party (included in the accompanying balance sheets).	$1,663	$1,241

        Related party balances are with Tower and are mainly for purchases and payments on behalf of the other party, tools sale and service charges.

11.	FAIR VALUE MEASUREMENTS

        The Company holds an investment in HHNEC, a non-public entity. This investment represents a minority interest of approximately 10% recorded at fair value of $17.1 million under the Guideline Company Method on September 19, 2008, the date of the Company’s acquisition by Tower.

        The Convertible Notes’ fair value of $59.2 million determined by taking in consideration (i) the market approach, using the last quotations of the notes and (ii) the income approach utilizing the present value method at discount rate with credit worthiness appropriate for the Company.

        The estimated fair values of the Company’s financial instruments, excluding the Company’s long-term Convertible Notes do not materially differ from their respective carrying amounts as of June 30, 2009 and December 31, 2008.

12.	LITIGATION

        During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. The Company, Tower and the other three corporations were added as additional respondents in the ITC action in October 2008. The case was tried before an administrative law judge in July 2009, and the decision has not yet been rendered. The Company and Tower cannot provide an estimate of any possible losses or predict the outcome thereof, which could have a material and adverse effect on the company’s and tower’s businesses and financial position.

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

RESULTS OF OPERATIONS

        For the three and six months ended June 30, 2009, we had a net loss of $1.9 million and $9.7 million, respectively compared to a net loss of $5.0 million and $10.0 million for the three and six months ended June 27, 2008.

Pro Forma Financial Information

        We were acquired by Tower on September 19, 2008, and accordingly, we do not believe a comparison of the results of operations for the six months ended June 30, 2009 versus the six months ended June 27, 2008 is very meaningful. In order to assist users in better understanding the changes in our business between the six months ended June 30, 2009 and the six months ended June 27, 2008, we are presenting in the discussion below pro forma results for the six months ended June 30, 2008, as if our Merger with Tower occurred on January 1, 2008. We derived the pro forma results from our unaudited condensed consolidated financial statements for the six months ended June 27, 2008.

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

	Six Months Ended
	June 30, 2009 (actual, unaudited)	June 27, 2008 (pro forma, unaudited)

Net revenues	$60,271	$98,346
Cost of revenues	51,797	76,824	(*)

Gross profit	8,474	21,522
Operating expenses:
Research and development	5,898	6,220	(*)
Selling, general and administrative	7,576	8,354	(*)
Amortization of intangible assets	393	393	(*)

Total operating expenses	13,867	14,967

Income (loss) from operations	(5,393)	6,555
Financing expense and other income, net	(7,225)	(6,854	)(**)
Income tax benefit	2,910	32

Net income (loss)	$(9,708)	$(267)

        (*) The pro forma results for the six months ended June 27, 2008 were adjusted by $10.3 million, related to depreciation and amortization derived from the fair value changes in the plant, property and equipments and intangible assets, for the Merger and related to Merger related costs.

        (**) The pro forma financing expense and other income, net for the six months ended June 27, 2008 include $2.0 million related to interest accretion derived from the fair value changes in the Convertible Notes following the Merger. Such impact was partially offset by the effect of FSP APB 14-1.

Comparison of Six Months Ended June 30, 2009 and June 27, 2008

Revenues

        The following table presents pro forma net revenues for the six months ended June 30, 2009 and June 27, 2008:

	Net Revenues (in thousands, except percentages)
	Six Months Ended June 30, 2009 (actual, unaudited)		Six Months Ended June 27, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Net Revenues	$60,271	100.0	$98,346	100.0	$(38,075)	(39)

        Our net revenues for the six months ended June 30, 2009 amount to $60.3 million as compared to $98.3 million for the corresponding period in 2008. Such $38.1 million or 39% decrease is mainly due to the current worldwide economic downturn and the prevailing adverse market conditions in the semiconductor industry, and is comparable to the decrease in the revenues in the industry generally. This decrease is the result of a $26.1 million or 35% decrease in specialty process net revenues to $48.2 million for the six months ended June 30, 2009 from $74.3 million of specialty process revenues for the corresponding period in 2008 and a $11.9 million or 50% decrease in standard process net revenues to $12.1 million for the six months ended June 30, 2009 from $24.0 million of standard process revenues for the corresponding period in 2008.

        Specialty process revenues increased to 80% of total revenue for the six months ended June 30, 2009, as compared to 76% for the six months ended June 27, 2008. Standard process revenues for the six months ended June 30, 2009 decreased to 20% of total revenue, as compared to 24% in the corresponding period in 2008.

Cost of Revenues

        The following table presents pro forma cost of revenues for the six months ended June 30, 2009 and June 27, 2008:

	Cost of Revenues (in thousands, except percentages)
	Six Months Ended June 30, 2009 (actual, unaudited)		Six Months Ended June 27, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Cost of revenues (excluding
depreciation & amortization of
intangible assets)	$43,285	72	$67,620	69	$(24,335)	(36)
Cost of revenues - depreciation &
amortization of intangible assets	8,512	14	9,204	9	(692)	(7)

Total cost of revenues	$51,797	86	$76,824	78	$(25,027)	(33)

        On a pro forma basis, our cost of revenues decreased by $25.0 million or 33% to $51.8 million for the six months ended June 30, 2009 compared to $76.8 million for the corresponding period in 2008. The decrease in cost of revenues is mainly due to cost reduction efforts which have resulted in lower labor and overhead cost for the six months ended June 30, 2009 as well as due to the effect of the revenue decrease. We achieved such 33% decrease in cost of revenues as compared to 39% decrease in revenues, despite the high portion of fixed costs associated in operating a foundry, due to such cost reduction efforts. Cost reduction efforts included scaling the labor force to meet production demand and negotiating more favorable pricing for materials and supplies.

Gross Profit

        The following table presents pro forma gross profit for the six months ended June 30, 2009 and June 27, 2008:

	Gross Profit (in thousands, except percentages)
	Six Months Ended June 30, 2009 (actual, unaudited)		Six Months Ended June 27, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Gross profit	$8,474	14	$21,522	22	$(13,048)	(61)

        On a pro forma basis, the decrease in gross profit was primarily attributed to the above mentioned $38.1 million decrease in revenues which was partially offset by $25.0 million lower cost of revenues mainly due to the cost reduction actions resulted in lower labor, overhead and material and supplies costs and due to the revenue decrease as described in the cost of revenues section above.

Operating Expenses

        The following table presents operating expenses for the six months ended June 30, 2009 and June 27, 2008:

	Operating Expenses (in thousands, except percentages)
	Six Months Ended June 30, 2009 (actual, unaudited)		Six Months Ended June 27, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Research and development	$5,898	10	$6,220	6	$(322)	(5)
Selling, general and administrative	7,576	12	8,354	9	(778)	9
Amortization of intangible assets	393	1	393	0	-	-

Total operating expenses	$13,867	23	$14,967	15	$(1,100)	(7)

        On a pro forma basis, operating expenses for the six months ended June 30, 2009 decreased by $1.1 million compared to the six months ended June 27, 2008. The decrease in operating expenses was mainly due to lower research and development and selling, general and administrative expenses due to the continued efforts for reducing the overhead costs compared to the corresponding period in 2008.

Financing expense and Other Income, Net

        The following table presents financing expense and other income for the six months ended June 30, 2009 and June 27, 2008:

	Financing expense and Other Income, Net (in thousands, except percentages)
	Six Months Ended June 30, 2009 (actual, unaudited)		Six Months Ended June 27, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro Forma Net Revenues	Increase (Decrease)	% Change

Financing expense, net	$7,990	13	$8,215	8	$(225)	(3)
Other income, net	765	1	1,361	1	596	44

Financing expense and other income, net	$7,225	12	$6,854	7	$371	(5)

        Other income, net for the periods presented represents mainly net gain realized from debt repayments.

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

Disclosure Controls and Procedures

        Based on their evaluation as of the end of the period covered by this report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

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

        During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. The Company, Tower and the other three corporations were added as additional respondents in the ITC action in October 2008. The case was tried before an administrative law judge in July 2009, and the decision has not yet been rendered. The Company and Tower cannot provide an estimate of any possible losses or predict the outcome thereof, which could have a material and adverse effect on the company’s and tower’s businesses and financial position.

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

Item 6.	Exhibits.

Number	Description
18.1	Letter re change in accounting policies
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	JAZZ TECHNOLOGIES, INC. By: /s/ Rafi Mor —————————————— Rafi Mor (Principal Executive Officer)

By: /s/ SUSANNA H. BENNETT —————————————— Susanna H. Bennett Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
18.1	Letter re change in accounting policies
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)