Form 10-Q
period 2009-09-30
Jazz Technologies, Inc.
filed 2009-11-13
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)
	September 30, 2009	December 31, 2008
	Successor
	(unaudited)	Successor

ASSETS
Current assets:
Cash and cash equivalents	$22,851	$27,574
Receivables: Trade receivables, net of allowance for doubtful accounts of $527 and $852 at September 30, 2009 and December 31, 2008, respectively	22,002	21,424
Due from related party	36	54
Inventories	10,979	12,451
Deferred tax asset	4,095	4,095
Prepaid expenses and other current assets	2,398	3,175
Total current assets	62,361	68,773
Property, plant and equipment, net	96,021	93,928
Investments	17,100	17,100
Intangible assets, net	54,160	56,460
Goodwill	7,000	7,000
Other assets	233	317
Total assets	$236,875	$243,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt from banks	$4,440	$7,000
Accounts payable	12,373	13,576
Due to related party	7,261	1,241
Accrued compensation and benefits	5,132	5,672
Deferred revenues	2,931	1,958
Accrued interest	2,487	5,211
Other current liabilities	7,579	4,470
Total current liabilities	42,203	39,128
Long term liabilities:
Long-term debt from banks	20,000	20,000
Convertible notes	109,551	110,052
Deferred tax liability	4,590	11,749
Accrued pension, retirement medical plan obligations and other long-term liabilities	13,502	13,821
Total liabilities	189,846	194,750
Stockholder’s equity:
Additional paid-in capital	50,070	50,070
Equity component of convertible debentures and Cumulative stock based compensation	288	96
Accumulated other comprehensive loss (*)	(2,442)	(2,367)
Retained earnings (Accumulated deficit)	(887)	1,029
Total stockholders' equity	47,029	48,828
Total liabilities and stockholders’ equity	$236,875	$243,578

(*) Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended September 30, 2009	Period from September 19, 2008 through September 30, 2008	Period from June 28, 2008 through September 18,
	(Successor)	(Successor)	(Predecessor)

Net revenues	$44,761	$8,633	$34,039
Cost of revenues	33,322	5,774	30,054
Gross profit	11,439	2,859	3,985
Operating expenses:
Research and development	3,040	141	2,932
Selling, general and administrative	2,101	486	4,181
Amortization of intangible assets	196	29	316
Write off of in-process research and development	--	2,300	--
Merger related costs	--	--	2,598
Total operating expenses	5,337	2,956	10,027
Operating income (loss)	6,102	(97)	(6,042)
Financing expense and other expense, net	(2,550)	(573)	(2,785)
Net income (loss) before income taxes	3,552	(670)	(8,827)
Income tax benefit	4,240	--	2
Net income (loss)	$7,792	$(670)	$(8,825)
Net loss per share (basic and diluted)			$(0.46)
Weighted average shares (basic and diluted)			19,031

	Nine months ended September 30, 2009	Period from September 19, 2008 through September 30, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)	(Successor)	(Predecessor)
Net revenues	$105,032	$8,633	$132,385
Cost of revenues	85,119	5,774	114,491
Gross profit	19,913	2,859	17,894
Operating expenses:
Research and development	8,938	141	9,773
Selling, general and administrative	9,673	486	13,069
Amortization of intangible assets	593	29	1,008
Write off of in-process research and development	--	2,300	--
Merger related costs	--	--	4,069
Total operating expenses	19,204	2,956	27,919
Operating income (loss)	709	(97)	(10,025)
Financing expense and other expense, net	(9,775)	(573)	(8,861)
Net loss before income taxes	(9,066)	(670)	(18,886)
Income tax benefit	7,150	--	33
Net loss	$(1,916)	$(670)	$(18,853)
Net loss per share (basic and diluted)			$(0.99)
Weighted average shares (basic and diluted)			19,015

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30, 2009	Period from September 19, 2008 through September 30, 2008	Period from December 29, 2007 through September 18, 2008
	Successor	Successor	Predecessor

Operating activities:
Net loss	$(1,916)	$(670)	$(18,853)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	15,990	773	27,200
Convertible notes accretion and amortization of deferred financing costs	3,864	4	2,619
Write-off of in-process research and development	--	2,300	--
Other income, net	(2,065)	--	(709)
Stock based compensation expense	192	35	694
Changes in operating assets and liabilities:
Accounts receivables	(578)	(7,465)	16,759
Inventories	1,472	1,010	(717)
Prepaid expenses and other current assets	777	160	(565)
Accounts payable	(2,088)	2,470	(7,884)
Due to related party, net	338	--	--
Accrued compensation and benefits	(540)	(323)	(545)
Deferred Revenue	973	(847)	(2,211)
Accrued interest	(2,724)	480	(3,050)
Other current liabilities	3,109	1,923	(8,344)
Deferred tax liability	(7,159)	--	(110)
Accrued pension, retirement medical plan obligations and long-term liabilities	(319)	652	(2,627)
Net cash provided by operating activities	9,326	502	1,657
Investing activities:
Purchases of property and equipment	(8,198)	(253)	(4,798)
Net proceeds from sale of equipment	--	--	1,171
Purchases of intangible assets	(1,000)	--	--
Net cash used in investing activities	(9,198)	(253)	(3,627)
Financing activities:
Debt repayment	(2,216)	--	(4,100)
Short-term debt from bank	(2,560)	7,000	(1,000)
Payment of debt and acquisition-related liabilities	--	(346)	(63)
Net cash provided by (used in) financing activities	(4,776)	6,654	(5,163)
Effect of foreign currency on cash	(75)	48	7
Net increase (decrease) in cash and cash equivalents	(4,723)	6,951	(7,126)
Cash and cash equivalents at beginning of period	27,574	3,486	10,612
Cash and cash equivalents at end of period	$22,851	$10,437	$3,486

Non-cash activities:

Investments in property, plant and equipment	$6,585	$--	$755
Issuance of common stock	$--	$50,545	$--

Supplement disclosure of cash flow information:

Interest paid	$10,865	$--	$10,724
Tax paid	$1,165	$--	$1,230

See accompanying notes.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

1.	ORGANIZATION

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz,” “Company” refers to Jazz Technologies, Inc. and its subsidiaries, including Jazz Semiconductor, Inc. and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. References to the “Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with and into a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to the “Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

The Company

Jazz, formerly known as Acquicor Technology Inc., was incorporated in Delaware on August 12, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more domestic and/or foreign operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination.

The Company is based in Newport Beach, California and following the acquisition of Jazz Semiconductor, became an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Its customers' analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Merger with Tower Semiconductor, Ltd.

On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), which provided for Merger Sub to merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Tower.

At a special meeting of the Company's stockholders held on September 17, 2008, the requisite majority of the Company’s stockholders voted in favor of the Merger, which was effectively consummated on September 19, 2008. Under the terms of the Merger, Tower acquired all of the outstanding shares of Jazz in a stock-for-stock transaction. Each share of the Company’s common stock not held by Tower, Merger Sub or the Company was automatically converted into and represents the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares. In addition, on September 19, 2008, upon completion of the Merger, the Company’s common stock was delisted from the American Stock Exchange. As a result of the Merger, Tower is the only registered holder of the Company’s common stock and a change in control occurred. The Merger was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles (“US GAAP”) for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company. In connection with this merger, the Company adopted Tower’s fiscal year for reporting purposes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows for all periods presented. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2009 and December 31, 2008, and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2009 and 2008. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the Successor presentation.

For purposes of presentation and disclosure, we refer to the Company as the Predecessor for all periods up to September 19, 2008, the date of consummation of the Merger and as the Successor as of and for all periods thereafter. The financial statements also reflect “push-down” accounting in accordance with ASC 805-50-S99 (SEC Staff Accounting Bulletin No. 54) with respect to the Company’s merger with Tower.

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

Revenue Recognition

The Company’s net revenues are generated principally from sales of semiconductor wafers. The Company derives the remaining balance of its net revenues from engineering services and other support services. The majority of the Company’s sales occur through the efforts of its direct sales force.

In accordance with ASC 605-10-S99 (SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”), the Company recognizes revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. Revenues are recognized when the acceptance criteria are satisfied, based on performing electronic, functional and quality tests on the products prior to shipment. Such Company testing reliably demonstrates that the products meet all of the specified criteria prior to formal customer acceptance, hence, product performance can reasonably be expected to conform to the specified acceptance provisions.

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

Impairment of Assets

The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  If an asset is considered to be impaired, the impairment loss is recognized immediately and is considered to be the amount by which the carrying amount of the asset exceeds its fair value. The Company uses the income approach methodology of valuation that includes undiscounted cash flows to determine the recoverable amount of its long-lived assets and intangible assets. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts the Company uses to conduct its business. The Company has not recognized any impairment loss for any long-lived or intangible asset.

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

The Company conducted an impairment review as of September 30, 2009. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. These estimates are consistent with the plans and forecasts that the Company uses to conduct its business. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended September 30, 2009. Prior to its acquisition by Tower, the Company had no goodwill.

Accounting for Income Taxes

The Company utilizes the liability method of accounting for income taxes in accordance with ASC 740 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”)). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company’s expected realization of these assets depends on its ability to generate sufficient future taxable income.

The future utilization of the Company’s net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred or that could occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s merger with Tower. The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $1.0 million.

The Company accounts for its uncertain tax positions in accordance with ASC 740 sections codified from Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The Company recognizes interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Net Loss Per Share

Net (loss) income per share (basic) is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Net (loss) income per share (diluted) is calculated by adjusting the number of shares of common stock outstanding using the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding warrants, options, restricted stock awards and convertible securities (common stock equivalents). Since the Company reported a net loss for the periods ended September 18, 2008, all common stock equivalents would be anti-dilutive and the basic and diluted weighted average shares outstanding are the same. On September 19, 2008, upon completion of the Merger, the Company’s common stock was delisted from the American Stock Exchange.

Comprehensive Loss

	Nine months ended September 30, 2009	Period from September 19, 2008 through September 30, 2008	Period from December 29, 2007 through September 18, 2008
	Successor	Successor	Predecessor
	(In thousands)

Net loss	$(1,916)	$(670)	$(18,853)
Foreign currency translation adjustment	(75)	48	7
Comprehensive loss	$(1,991)	$(622)	$(18,846)

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of September 30, 2009 and December 31, 2008 consists of the following customers:

	September 30, 2009	December 31, 2008
	Successor	Successor

R F Micro Devices	47%	42%
Skyworks	14%	10%

Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Three months ended September 30, 2009	Period from September 19, 2008 through September 30, 2008	Period from June 29, 2008 through September 18, 2008
	Successor	Successor	Predecessor

R F Micro Devices	36%	33%	15%
Skyworks	12%	12%	15%
Marvell	*	*	10%

	Nine months ended September 30, 2009	Period from September 19, 2008 through September 30, 2008	Period from December 29, 2007 through September 18, 2008
	Successor	Successor	Predecessor

R F Micro Devices	27%	33%	16%
Skyworks	14%	12%	14%
Conexant	*	*	11%

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

Initial Adoption of New Standards

In June 2008, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock” (“ASC 815-40”)  which  mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. The consensus is an amendment to ASC 815-40 Contract in Entity's Own Equity. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of ASC 815-40 did not have a significant impact on the consolidated results of operations or financial position of the Company.

Effective January 1, 2009, the Company applies the amendment to ASC 470-20 (FSP No. APB 14-1), “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The provision of the amendment applies to any convertible debt instrument that may be wholly or partially settled in cash and requires the separation of the debt and equity components of cash-settleable convertibles at the date of issuance.  The amendment is effective for the 8% convertible debt issued by the Company, due in 2011, which were originally recorded at face value of $166.8 million in December 2006 and requires retrospective application for all periods presented. The Company calculated a theoretical non-cash interest expense based on a similar debt instrument carrying a fixed interest rate but excluding the equity conversion feature and measured at fair value at the time the notes were issued. As a result, the debt component determined for these notes was $151.4 million with discount of $15.4 million and the equity component, recorded as additional paid-in capital, was $14.8 million, which represents the difference between the net proceeds from the issuance of the notes and the fair value of the liability, net of related issuance costs.  A fixed interest rate was then applied to the debt component of the notes in the form of an original issuance discount and amortized over the life of the notes as a non-cash interest charge. The Merger on September 19, 2008 required the Company, as part of the purchase price allocation, to fair value the convertible debt instrument.  As a result, a new basis was determined to the convertibles of $108.6 million and debt discount of $19.6 million. Upon adoption of the  amendment, the Company evaluated the effects of the amendment as of the Merger date and determined that it is inapplicable, as the convertibles are only convertible to the shares of Tower, the Parent.  As such, there will be no impact of the amendment in the Successor's period for the adoption of this amendment; however this resulted in a non-cash increase of our historical interest expense of $1.8 million and $5.9 million for 2008 and 2007 respectively. Our consolidated statement of operations for the periods ended September 18, 2008 was retroactively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Period from June 29, 2008 through September 18, 2008	Period from December 29, 2007 through September 18, 2008
	Predecessor	Predecessor

Financing and other expense	$401	$1,812
Change to basic and diluted earnings per share	$(0.02)	$(0.10)

Effective January 1, 2009, the Company adopted the disclosure requirements in the amendment to ASC 815 (added by SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities", which expands disclosures but does not change accounting for derivative instruments and hedging activities. The adoption of the amendment did not have any impact on the consolidated results of operations or financial position of the Company.

In April 2009, the FASB amended the disclosure requirements in section 825-10-50 and 270-10-50 of the ASC through the issuance of FASB staff position ASC 825-10 (FSP FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments”. This amendment applies to all financial instruments within the scope of ASC 825 held by publicly traded companies, as defined by ASC 270-20 (Interim Reporting) and are effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  ASC 825-10 (Financial Instruments) requires fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing of this amendment, fair values for these assets and liabilities were only disclosed once a year. The amendment now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value, see Note 11.

In April 2009, the FASB issued an amendment to ASC 320-10-65 (Investments – Debt and Equity Securities) through the issuance of FASB staff position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI”) for investment in debt securities. This amendment applies to all entities and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Under the amendment, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the amendment changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). That is, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) will be recognized in earnings.However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, then the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income. The adoption of ASC 320-10-65 did not have any impact on the consolidated results of operations or financial position of the Company.

In April 2009, the FASB issued an amendment to ASC 820 through the issuance of FASB staff position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”. This amendment applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in ASC 820-10-15-2. The amendment is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. ASC 820-10-65 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, as stated in ASC 820, to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The amendment provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

In May 2009, the FASB issued ASC 855 (SFAS No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 is effective for the interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No.166 “Accounting for Transfers of Financial Assets” (not yet codified). This SFAS is a revision to ASC 860 Transfer and Servicing (formerly Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"), and will require more information about transfers of financial assets, including securitization transactions, and continued exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. SFAS No. 166 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to ASC 810 Consolidation (formerly FASB Interpretation No. 46(R))” (not yet codified) (“SAFS No. 167”), which changes the way entities account for securitizations and special-purpose entities. SAFS No. 167 is a revision to ASC 810, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This SFAS will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A company will be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. SFAS No. 167 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105 (SFAS No.168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), and was officially launched on July 1, 2009, for the purpose of serving as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. In general, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references.

In October 2009, the FASB issued the “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price. The update will be effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

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

Pursuant to the Merger with Tower, each outstanding share of Jazz’s common stock was converted into the right to receive 1.8 ordinary shares of Tower, at an aggregate fair value of approximately $39.2 million. The fair value of the shares was determined based on Tower’s ordinary share price on NASDAQ prevailing around May 19, 2008, the date of signing the definitive agreements of the Merger and announcing it, in accordance with provisions set forth in EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”).

Pursuant to the Merger with Tower, the Company’s outstanding stock options immediately prior to the effective date of the Merger, whether vested or unvested, were converted to options to purchase Tower’s ordinary shares on the same terms and conditions as were applicable to such options under the Predecessor’s plan, with adjusted exercise prices and numbers of shares to reflect the exchange ratio of the common stock. This conversion was accounted for as a modification in accordance with provisions in ASC 718 with the fair value of the outstanding options of $1.3 million being included as part of the purchase price.

Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock that were outstanding immediately prior to the effective date of the Merger, became exercisable for Tower ordinary shares with adjusted exercise prices and number of shares to reflect the exchange ratio of the common stock. The fair value of the outstanding warrants of $6.3 million was included as part of the purchase price.

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

The fair values set forth above are based on a valuation of the Company’s assets and liabilities performed by the Company in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and reflect “push-down” accounting in accordance with ASC 805-50-S99 (SEC Staff Accounting Bulletin No. 54), with respect to Tower’s merger with the Company. The Company concluded that, the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $1.0 million.

         Pro Forma Results of Operations

The following unaudited information for the nine months ended September 30, 2009 and 2008 assumes the merger of the Company with Tower occurred on January 1, 2008:

	Results of Operations (in thousands) Nine Months Ended
	September 30, 2009	September 30, 2008
	(Actual, unaudited)	(Pro Forma, unaudited)

Net revenues	$105,032	$141,018
Net income (loss)	$(1,916)	$(2,933)

The Company derived the pro forma results from the unaudited condensed consolidated financial statements of the Predecessor for the period from January 1, 2008 to September 18, 2008 and the Successor for the period from January 1, 2009 to September 30, 2009. As of September 30, 2008, the pro forma EPS is not presented since the pro forma assumes the Merger occurred on January 1, 2008 and therefore no EPS exists for such date.

 The pro forma results are not necessarily indicative of the results that may have actually occurred had the merger taken place on the date noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for reduced depreciation and amortization expense as a result of the application of the purchase method of accounting.

4.    OTHER BALANCE SHEET DETAILS

Inventories

Inventories, net of reserves, consist of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
	Successor	Successor

Raw material	$1,660	$1,741
Work in process	8,361	6,693
Finished goods	958	4,017
	$10,979	$12,451

Change in Method of Accounting for Inventory Valuation

Following the Merger date, the Company and Tower have been working to align their reporting and information systems. During 2009, the process was concluded and the Company elected to change its method of valuing its inventories, mainly to include depreciation and amortization as part of the cost of inventory. In addition, indirect raw material that had been previously immediately charged to earnings, is now being capitalized and presented as part of raw material inventory until it is consumed.  The new method of accounting for inventory was adopted to align the valuation of the inventory with those methods of Tower. Comparative financial statements attributed to the Successor have been adjusted to apply the new method retrospectively.  The financial statements for periods presented for the Predecessor were not retroactively adjusted as the push-down accounting effectively creates a new reporting entity. The following financial statement line items for fiscal year 2008, were affected by the change in accounting principle (in thousands).

As of  December 31, 2008

	As originally reported	As adjusted	Effect of change

Inventories	$10,281	$12,451	$2,170
Stockholder’s equity	$46,658	$48,828	$2,170

Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2009 and December 31, 2008 (in thousands):

	Useful life (In years)	September 30, 2009	December 31, 2008
		Successor	Successor

Building improvements	10-12	$24,230	$24,230
Machinery and equipment	7	87,146	70,540
Furniture and equipment	5-7	2,203	1,785
Computer software	3	850	763
		114,429	97,318
Accumulated depreciation		(18,408)	(3,390)
		$96,021	$93,928

Investment

In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”). As of September 30, 2009, the investment represented a minority interest of approximately 10% in HHNEC.  Since the Merger with Tower, the investment in HHNEC is carried at cost determined to be the fair value of the investment at the Merger date.

Intangible Assets

Intangible assets consist of the following at September 30, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	4;9	$2,300	$149	$2,151
Patents and other core technology rights	9	15,100	1,738	13,362
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	179	2,421
Trade name	9	5,200	599	4,601
Facilities lease	19	33,500	1,875	31,625
Total identifiable intangible assets	14	$60,500	$6,340	$54,160

Intangible assets consist of the following at December 31, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	9	$1,300	$41	$1,259
Patents and other core technology rights	9	15,100	475	14,625
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	49	2,551
Trade name	9	5,200	163	5,037
Facilities lease	19	33,500	512	32,988
Total identifiable intangible assets	14	$59,500	$3,040	$56,460

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total

Fiscal year ends:
Remainder of 2009	$970	$198	$1,168
2010	3,847	787	4,634
2011	3,847	787	4,634
2012	3,847	787	4,634
2013	3,784	787	4,571
Thereafter	30,211	4,308	34,519
Total expected future amortization expense	$46,506	$7,654	$54,160

The amortization related to technology, patents, other core technologies, and facilities lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

5.     CREDIT FACILITY

On September 19, 2008, the Company entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz Semiconductor and Newport Fab, LLC, as borrowers, with respect to a three-year secured asset-based revolving credit facility for the total amount of up to $55 million, including up to $10 million for letters of credit. On December 31, 2008, Wells Fargo acquired all of Wachovia Corporation and its businesses and obligations.

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

Borrowing availability under the facility as of September 30, 2009, was $1.1 million. Outstanding borrowings were $24.4 million and $1.8 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $20.0 million to be long-term debt as of September 30, 2009. As of September 30, 2009, the Company was in compliance with all the covenants under this facility.

6.	CONVERTIBLE NOTES

Pursuant to the Merger with Tower, each holder of the Convertible Notes immediately prior to the Merger, has the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share. The Company’s obligations under the Convertible Notes are not being guaranteed by Tower.

In addition, according to the terms of the notes, the Company has the right to deliver, in lieu of shares, cash or a combination of cash and shares of Tower to satisfy the conversion obligation. The amount of such cash and Tower ordinary shares, if any, will be based on the trading price of Tower’s ordinary shares during the 20 consecutive trading days beginning on the third trading day after proper delivery of a conversion notice.

In connection with the Merger of the Company with Tower, the Convertible Notes, with a face value of $128.2 million, were recorded at the fair value of $108.6 million on the date of the merger with Tower. The Company has accreted $3.8 million in interest for the nine months ended September 30, 2009.

 As of September 30, 2009, $123.3 million in principal amount of Convertible Notes remains outstanding.

The Company’s obligations under the Convertible Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidating financial information for such subsidiaries because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the Wachovia Loan Agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

Upon the occurrence of certain specified fundamental changes, the holders of the Convertible Notes will have the right, subject to various conditions and restrictions, to require the Company to repurchase the Convertible Notes, in whole or in part, at par plus accrued and unpaid interest to, but not including, the repurchase date. In addition, if the Company undergoes certain fundamental changes prior to December 31, 2009, the Company may be obligated to pay a make whole premium on Convertible Notes converted in connection with such fundamental change by providing additional shares of Tower upon conversion of the Convertible Notes.

7.	INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2009 differs from the statutory rate primarily due to the establishment of a valuation allowance against state deferred tax assets and state tax planning which resulted in a benefit of $3 million. The Company establishes a valuation allowance for state deferred tax assets, when it is unable to conclude that it is more likely than not that such deferred tax assets will be realized. In making this determination the Company evaluates both positive and negative evidence as well as potential tax planning strategies. The annual state losses are projected to exceed the reversal of taxable temporary differences. Without other significant positive evidence, the Company has determined that the state deferred tax assets are not more likely than not to be realized.

The future utilization of the Company's net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred or that could occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s merger with Tower. The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $1.0 million.

The Company accounts for its uncertain tax provisions in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At September 30, 2009, the Company had unrecognized tax benefits of $1.9 million. The unrecognized tax benefits were unchanged during the nine months ended September 30, 2009. At September 30, 2009, it is reasonably likely that $1.1 million of the unrecognized tax benefits will reverse during the next twelve months. The reversal of uncertain tax benefits is related to net operating losses that will be abandoned when the Company liquidates its Chinese subsidiary in 2009.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2006; state and local income tax examinations before 2004; and foreign income tax examinations before 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination. In connection with the pending liquidation of the Company’s Chinese subsidiary, the Chinese tax authorities are conducting a review of the historic income tax filings. The tax authorities have not proposed any adjustments to the historic income tax filings as of September 30, 2009.

8.     EMPLOYEE BENEFIT PLANS

The pension and other post retirement benefit plans expenses for the three and nine months ended September 30, 2009 were $0.4 million and $1.0 million, respectively. The amounts for the pension and other post retirement benefit plans gain for the three months ended September 30, 2008 were $1.0 million and the amounts for the pension and other post retirement benefit plans expense for the nine months ended September 30, 2008 were $0.2 million.

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

The number of outstanding shares of Jazz’s common stock at September 30, 2009 was 100, all of which are owned by Tower.

Warrants

Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock that were outstanding immediately prior to the effective date of the Merger were assumed by Tower and became exercisable for Tower ordinary shares. Each such warrant formerly exercisable to purchase one share of the Company’s common stock became exercisable to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the exercise price of $5.00 immediately prior to the effective date of the Merger divided by the exchange ratio of 1.8. Fractional ordinary shares of Tower were rounded up to the nearest whole number.

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

The number of outstanding warrants to purchase Tower's ordinary shares at September 30, 2009 was 59.5 million.

Stock Options

Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective date of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. The Company recorded $17,769 and $67,448 of compensation expenses for the three and nine months ended September 30, 2009 for modifications of these existing options pursuant to the Merger.

During the nine months ended September 30, 2009, Tower awarded 2,690,000 non-qualified stock options to Company employees that vest over a four year period from the date of grant. The weighted average exercise price was $0.29. The Company recorded $80,053 and $124,794 of compensation expenses relating to options granted to employees, for the three and nine months ended September 30, 2009. The Company recorded $0.2 million and $0.6 million of compensation expenses relating to employees options, during the corresponding periods in 2008.

10.    RELATED PARTY TRANSACTIONS

	As of September 30, 2009	As of December 31, 2008

Due from related party (included in the accompanying balance sheets)	$36	$54
Due to related party (included in the accompanying balance sheets)	$7,261	$1,241

Related party balances are with Tower and are mainly for purchases and payments on behalf of the other party, tools sale and service charges.

11.    FAIR VALUE MEASUREMENTS

The Company holds an investment in HHNEC, a non-public entity. This investment represents a minority interest of approximately 10% recorded at fair value of $17.1 million under the Guideline Company Method on September 19, 2008, the date of the Company’s merger with Tower.

The Convertible Notes’ fair value of $98.5 million determined by taking in consideration (i) the market approach, using the last quotations of the notes and (ii) the income approach utilizing the present value method at discount rate with credit worthiness appropriate for the Company.

The estimated fair values of the Company’s financial instruments, excluding the Company’s long-term Convertible Notes do not materially differ from their respective carrying amounts as of September 30, 2009 and December 31, 2008.

12.    LITIGATION

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. The Company, Tower and the other three corporations were added as additional respondents in the ITC action in October 2008. The case was tried before an administrative law judge (“Judge”) in July 2009. In September, 2009, the Judge ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid.  LSI has filed a Petition for Review, seeking a reversal of the Judge's decision.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2009, we had a net profit of $7.8 million compared to a net loss of $8.8 million for the period from June 28, 2008 through September 18, 2008 and a net loss of $0.7 million for the period from September 19, 2008 through September 30, 2008.

For the nine months ended September 30, 2009, we had a net loss of $1.9 million compared to a net loss of $18.9 million for the period from December 29, 2007 through September 18, 2008 and a net loss of $0.7 million for the period from September 19, 2008 through September 30, 2008.

Pro Forma Financial Information

We were merged with Tower on September 19, 2008, and accordingly, we do not believe a comparison of the results of operations for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008 is very meaningful. In order to assist users in better understanding the changes in our business between the nine months ended September 30, 2009 and the nine months ended September 30, 2008, we are presenting in the discussion below pro forma results for the nine months ended September 30, 2008, as if our Merger with Tower occurred on January 1, 2008. We derived the pro forma results from our unaudited condensed consolidated financial statements for the nine months ended September 30, 2008.

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

	Nine Months Ended
	September 30, 2009 (actual, unaudited)	September 30, 2008 (pro forma, unaudited)

Net revenues	$105,032	$141,018
Cost of revenues	85,119	110,312	(*)(**)
Gross profit	19,913	30,706
Operating expenses:
Research and development	8,938	9,035	(*)
Selling, general and administrative	9,673	13,312	(*)
Amortization of intangible assets	593	659	(*)
Total operating expenses	19,204	23,006
Income - from operations	709	7,700
Financing expense and other income, net	(9,775)	(10,633	)(***)
Income tax benefit	7,150	--
Net income (loss)	$(1,916)	$(2,933)

(*) The proforma results for the nine months ended September 30, 2008 were adjusted by $22.8 million, related to depreciation and amortization derived from the fair value changes in the plant, property and equipments and intangible assets, for the Merger and related to Merger related costs and write off of in process research and development.

(**) The proforma results for the nine months ended September 30, 2008 were adjusted by $4.8 million, related to the application of the change in method of accounting for inventory valuation.

(***)  The proforma financing expense and other income, net for the nine months ended September 30, 2008 include $3.8 million related to interest accretion derived from the fair value changes in the Convertible Notes following the Merger. Such impact was partially offset by the effect of ASC 470-20 (FSP APB 14-1).

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Revenues

The following table presents pro forma net revenues for the nine months ended September 30, 2009 and September 30, 2008:

	Net Revenues (in thousands, except percentages)
	Nine Months Ended September 30, 2009 (actual, unaudited)		Nine Months Ended September 30, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Net Revenues	$105,032	100.0	$141,018	100.0	$(35,986)	(26)

Our net revenues for the nine months ended September 30, 2009 amount to $105.0 million as compared to $141.0 million for the corresponding period in 2008. Such $36.0 million or 26% decrease is mainly due to the worldwide economic downturn and the adverse market conditions in the semiconductor industry that commenced in 2008,  and is comparable to the  decrease in the revenues in the industry generally.

Cost of Revenues

The following table presents pro forma cost of revenues for the nine months ended September 30, 2009 and September 30, 2008:

	Cost of Revenues (in thousands, except percentages)
	Nine Months Ended September 30, 2009 (actual, unaudited)		Nine Months Ended September 30, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Cost of revenues (excluding depreciation & amortization of intangible assets)	$70,577	67	$99,931	71	$(29,354)	(29)
Cost of revenues - depreciation & amortization of intangible assets	14,542	14	10,381	7	4,161	40
Total cost of revenues	$85,119	81	$110,312	78	$(25,193)	(23)

On a pro forma basis, our cost of revenues decreased by $25.2 million or 23% to $85.1 million for the nine months ended September 30, 2009 compared to $110.3 million for the corresponding period in 2008. The decrease in cost of revenues is mainly due to cost reduction efforts which have resulted in lower labor and overhead cost for the nine months ended September 30, 2009 as well as due to the effect of the revenue decrease. We achieved such 23% decrease in cost of revenues as compared to 26% decrease in revenues, despite the high portion of fixed costs associated in operating a foundry, due to such cost reduction efforts. Cost reduction efforts included scaling the labor force to meet production demand and negotiating more favorable pricing for materials and supplies.

Gross Profit

The following table presents pro forma gross profit for the nine months ended September 30, 2009 and September 30, 2008:

	Gross Profit (in thousands, except percentages)
	Nine Months Ended September 30, 2009 (actual, unaudited)		Nine Months Ended September 30, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Gross profit	$19,913	19	$30,706	22	$(10,793)	(35)

On a pro forma basis, the decrease in gross profit was primarily attributed to the above mentioned $36.0 million decrease in revenues which was partially offset by $25.2 million lower cost of revenues mainly due to the cost reduction actions resulting in lower labor, overhead and material and supplies costs and due to the revenue decrease as described in the cost of revenues section above.

Operating Expenses

The following table presents operating expenses for the nine months ended September 30, 2009 and September 30, 2008:

	Operating Expenses (in thousands, except percentages)
	Nine Months Ended September 30, 2009 (actual, unaudited)		Nine Months Ended September 30, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Research and development	$8,938	9	$9,035	6	$(97)	(1)
Selling, general and administrative	9,673	9	13,312	9	(3,639)	(27)
Amortization of intangible assets	593	1	659	1	(66)	(10)
Total operating expenses	$19,204	18	$23,006	16	$(3,802)	(16)

On a pro forma basis, operating expenses for the nine months ended September 30, 2009 decreased by $3.8 million compared to the nine months September 30, 2008. The decrease in operating expenses was mainly due to lower selling, general and administrative expenses mainly due to the continued efforts of reducing the overhead costs compared to the corresponding period in 2008.

Financing Expense and Other Income, Net

The following table presents financing expense and other income for the nine months ended September 30, 2009 and September 30, 2008:

	Financing Expense and Other Income, Net (in thousands, except percentages)
	Nine Months Ended September 30, 2009 (actual, unaudited)		Nine Months Ended September 30, 2008 (pro forma, unaudited)
	Amount	% of Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change

Financing expense, net	$(11,840)	(11)	$(12,735)	(9)	$(895)	(7)
Other income, net	2,065	2	2,102	2	(37)	(2)
Financing expense and other income, net	$(9,775)	(9)	$(10,633)	(8)	$(858)	(8)

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. The Company, Tower and the other three corporations were added as additional respondents in the ITC action in October 2008. The case was tried before an administrative law judge (“Judge”) in July 2009.  In September, 2009, the Judge ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid.  LSI has filed a Petition for Review, seeking a reversal of the Judge's decision.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-Q, you should carefully consider the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our business, financial condition and or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Item 6.  Exhibits.

Number	Description

10.1	Second amendment to second amended and restated loan and security agreement and waiver
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAZZ TECHNOLOGIES, INC.

Date: November 13, 2009	By:	/s/ Rafi Mor
Rafi Mor
(Principal Executive Officer)

By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

10.1	Second amendment to second amended and restated loan and security agreement and waiver
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)