Form 10-K
period 2009-12-31
Jazz Technologies, Inc.
filed 2010-03-23
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32832
_____________________

Jazz Technologies, Inc.*
(Exact name of registrant as specified in its charter)

Delaware	20-3320580
(State of incorporation)	(I.R.S. Employer Identification No.)

4321 Jamboree Road, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 435-8000
(Registrant’s telephone number, including area code)
_____________________

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

*	Jazz Technologies, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

JAZZ TECHNOLOGIES, INC.

FORM 10-K

Year Ended December 31, 2009

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

Part I

Item 1. Business

Overview

Jazz Technologies, Inc. is an independent pure-play semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices.  Typically, pure-play foundries do not offer products of their own, but focus on producing integrated circuits, or ICs, based on the design specifications of their customers. We manufacture semiconductors for our customers primarily based on third party designs and our own process technology and engineering support. We also provide design services and complementary technical services. ICs manufactured by us are incorporated into a wide range of products in diverse markets, including cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

As used in this annual report, “we,” “us,” “our,” “Jazz,” the “Company” and words of similar import refer to Jazz Technologies, Inc. and “Jazz Semiconductor” refers solely to Jazz Semiconductor, Inc.,   References to “the Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to “the Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

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

Prior to March 12, 2002, Jazz Semiconductor’s business was Conexant Systems, Inc.’s (“Conexant”) Newport Beach, California semiconductor fabrication operations. Jazz Semiconductor’s business was formed upon Conexant’s contribution of those fabrication operations to its wholly-owned subsidiary, Newport Fab, LLC and Conexant’s contribution of Newport Fab, LLC to Jazz Semiconductor, together with a cash investment in Jazz Semiconductor by affiliates of The Carlyle Group.

Merger with Tower

On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), which provided for Merger Sub to merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Tower.

At a special meeting of the Company's stockholders held on September 17, 2008, the requisite majority of the Company’s stockholders voted in favor of the Merger, which closed on September 19, 2008. Under the terms of the Merger, Tower acquired all of the outstanding shares of Jazz in a stock-for-stock transaction. Each share of the Company’s common stock not held by Tower, Merger Sub or the Company was automatically converted into and represents the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares. In addition, on September 19, 2008, upon completion of the Merger, the Company’s common stock was delisted from the American Stock Exchange. As a result of the Merger, Tower is the only registered holder of the Company’s common stock and a change in control occurred. The Merger was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company. In connection with this Merger, the Company adopted Tower’s fiscal year for reporting purposes.

Jazz’s Solution

Jazz is an independent semiconductor foundry, providing specialty process technologies, design solutions and application knowledge for the manufacture of analog and mixed-signal semiconductors. Key elements of its solution are as follows:

•
Jazz offers an independent and focused source for the manufacture of semiconductors using specialty process technologies. Most other independent foundries focus on standard process technologies, rather than specialty process technologies. Some vertically integrated semiconductor companies who internally design, fabricate, package, test and market their own semiconductors, known as integrated device manufacturers, or IDMs, offer specialty process foundry services but also manufacture their own semiconductor products, which may be competitive with the products of their potential customers who seek these services. Jazz combines the benefits of independence with a focus on specialty process technologies.

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

•
Jazz is a leader in high-performance SiGe process technologies. Jazz offers high performance 200 GHz 0.18 micron SiGe BiCMOS technology, which Jazz believes is one of the most advanced SiGe process technologies in production today.  Analog and mixed-signal semiconductors manufactured with SiGe BiCMOS process technologies can be smaller, require less power and provide higher performance than those manufactured with standard CMOS processes. Moreover, SiGe BiCMOS process technologies allow for higher levels of integration of analog and digital functions on the same mixed-signal semiconductor device.

Jazz’s Strategy

Key elements of Jazz’s strategy are as follows:

•
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

•	Continue to diversify Jazz’s customer base. Jazz intends to continue to grow and diversify its business by attracting new customers and expanding its customer base.

•
Maintain capital efficiency by leveraging its capacity and manufacturing model. Jazz seeks to maximize the utilization of its Newport Beach, California manufacturing facility and leverage its manufacturing suppliers’ facilities in China to maintain cost-effective manufacturing. Jazz can typically increase its specialty process technology capacity and meet its customer performance requirements using adapted semiconductor process equipment sets that are typically one or two generations behind leading-edge digital CMOS process equipment. This typically allows Jazz to acquire lower-cost semiconductor process equipment to operate its Newport Beach, California fab. Jazz is also able to access additional capacity cost-effectively through supply and licensing agreements, such as those with Advanced Semiconductor Manufacturing Corporation of Shanghai (“ASMC”) and Shanghai Hua Hong NEC Electronics Company Ltd (“HHNEC”).

Jazz’s Specialty Process Technologies

Jazz refers to its digital CMOS and standard analog CMOS process technologies as standard process technologies, and offers these standard process technologies in 0.5 micron, 0.35 micron, 0.25 micron, 0.18 micron and 0.13 micron.

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

Jazz’s advanced analog CMOS process technologies have more features than standard analog CMOS process technologies and are well suited for higher performance or more highly integrated analog and mixed-signal semiconductors, such as high-speed analog-to-digital or digital-to-analog converters and mixed-signal semiconductors with integrated data converters. These process technologies generally incorporate higher density passive components, such as capacitors and resistors, as well as improved active components, such as native or low voltage devices, and improved isolation techniques, into standard analog CMOS process technologies. Jazz currently has advanced analog CMOS process technologies in 0.5 micron, 0.35 micron, 0.25 micron, 0.18 micron and 0.13 micron. These advanced analog CMOS processes form the baseline for Jazz’s other specialty process technologies.

Jazz’s RF CMOS process technologies have more features than advanced analog CMOS process technologies and are well suited for wireless semiconductors, such as highly integrated wireless transceivers, power amplifiers, and television tuners. These process technologies generally incorporate integrated inductors, high performance variable capacitors, or varactors, and RF laterally diffused metal oxide semiconductors into an advanced analog CMOS process technology. In addition to the process features, Jazz’s RF offering includes design kits with RF models, device simulation and physical layouts tailored specifically for RF performance. Jazz currently has RF CMOS process technologies in 0.25 micron, 0.18 micron and 0.13 micron. These RF CMOS process technologies form the baseline for some of Jazz’s other specialty process technologies.

Jazz’s high voltage CMOS and BCD process technologies have more features than advanced analog CMOS processes and are well suited for power and driver semiconductors such as voltage regulators, battery chargers, power management products and audio amplifiers. These process technologies generally incorporate higher voltage CMOS devices such as 5V, 8V, 12V and 40V devices, and, in the case of BCD, bipolar devices, into an advanced analog CMOS process. Jazz currently has high voltage CMOS offerings in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron, and BCD offerings in 0.5 micron. Jazz also offers high voltage options that include a 0.35 micron BCD process technology and 40V capabilities to enable higher levels of analog integration at voltage ranges that are suitable for automotive electronics and line power conditioning for consumer devices.

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

Jazz’s SiGe BiCMOS process technologies have more features than BiCMOS processes and are well suited for more advanced RF semiconductors such as high-speed, low noise, highly integrated multi-band wireless transceivers, television tuners and power amplifiers. These process technologies generally incorporate a silicon germanium bipolar transistor, which is formed by the deposition of a thin layer of silicon germanium within a bipolar transistor . It is also possible to achieve higher speeds using SiGe BiCMOS process technologies equivalent to those demonstrated in standard CMOS processes that are two process generations smaller in line-width. For example, a 0.18 micron SiGe BiCMOS process is able to achieve speeds comparable to a 90 nanometer RF CMOS process. As a result, SiGe BiCMOS makes it possible to create analog products using a larger geometry process technology at a lower cost while achieving similar or superior performance to that achieved using a smaller geometry standard CMOS process technology. The equipment requirements for SiGe BiCMOS manufacturing are similar to the specialized equipment requirements for BiCMOS. Jazz has developed enhanced tool capabilities in conjunction with large semiconductor tool suppliers to achieve high yield SiGe manufacturing. Jazz believes this equipment and related process expertise makes Jazz one of the few silicon manufacturers with demonstrated ability to deliver SiGe BiCMOS products. Jazz currently has SiGe BiCMOS process technologies at 0.35 micron and 0.18 micron and is developing a 0.13 micron SiGe BiCMOS process.

Jazz also has technologies that integrate micro-electro-mechanical-system (MEMS) devices with CMOS

Jazz continues to invest in technology that helps improve the performance and integration level and reduce the cost of analog and mixed-signal products. This includes improving the density of passive elements such as capacitors and inductors, improving the analog performance and voltage handling capability of active devices, and integrating advanced features in Jazz’s specialty CMOS processes that are currently not readily available. Examples of such features currently under development include adding silicon-on-insulator (SOI) substrates to enable increased integration of RF and analog functions on a single die and scaling the features Jazz offers today to the 0.13 micron process technology.

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

Capacity

Jazz currently has the capacity in its Newport Beach, California fab to commence the fabrication process for approximately 18,000 standard CMOS eight-inch equivalent wafers per month based on 27 photo masking layers, however, the capacity varies as a function of the process technology and product mix being manufactured because certain processes require more processing steps than others. Jazz has the ability to rapidly change the mix of production processes in use in order to respond to changing customer needs and maximize utilization of the fab.

Jazz also seeks opportunities to add manufacturing capacity outside of this facility as needed by expanding its existing manufacturing supply relationships, entering into new relationships with other manufacturers or acquiring existing manufacturing facilities. Consistent with this strategy, Jazz has entered into supply agreements with each of ASMC and HHNEC, two of China’s leading silicon semiconductor foundries. These agreements are designed to provide Jazz with low-cost, scalable production capacity and multiple locations sourcing for its customers. To date, Jazz has not utilized significant capacity from its manufacturing suppliers.

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

Jazz’s Services

Jazz primarily manufactures semiconductor wafers for its customers.

The processes required to take raw wafers and turn them into finished semiconductor devices are generally accomplished through circuit design, mask making, wafer fabrication, probe, assembly and test.

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

Customers, Markets and Applications

Jazz’s customers use Jazz’s processes to design and market a broad range of digital, analog and mixed-signal semiconductors for diverse end markets including wireless and high-speed wireline communications, consumer electronics, automotive and industrial. Jazz manufactures products that are used for high-performance applications such as transceivers and power management for cellular phones; transceivers and power amplifiers for wireless local area networking products; power management, audio amplifiers and driver integrated circuits for consumer electronics; tuners for digital televisions and set-top boxes; modem chipsets for broadband access devices and gaming devices; serializer/deserializers, or SerDes, for fiber optic transceivers; focal plan arrays for imaging applications; and wireline interfaces for switches and routers.

Order Backlog

All of Jazz’s orders are subject to possible rescheduling by its customers. Rescheduling may relate to quantities or delivery dates, and sometimes relates to the specifications of the products it is shipping. Most customers do business with Jazz on a purchase order basis, and some of these orders may be cancelled by the customer without penalty. Jazz also may elect to permit cancellation of orders without penalty where management believes it is in its best interests to do so. Consequently, Jazz cannot be certain that orders on backlog will be shipped when expected or at all. For these reasons, as well as the cyclical nature of its industry, Jazz believes that its backlog at any given date is not a reliable indicator of its future revenues.

Competition

Jazz competes internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Chartered Semiconductor Manufacturing Ltd., which, in addition to providing leading edge CMOS process technologies, also have capacity for some specialty process technologies. Jazz also competes with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM. In addition, several new dedicated foundries have commenced operations and may compete directly with Jazz. Many of Jazz’s competitors have higher capacity, longer operating history, longer or more established relationships with their customers, superior research and development capability and greater financial and marketing resources than Jazz. As a result, these companies may be able to compete more aggressively over a longer period of time than Jazz.

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

Additionally, some semiconductor companies have advanced their CMOS designs to 90 nanometers or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by Jazz’s specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz’s specialty process technologies will therefore compete with these advanced CMOS processes for customers and some of its potential and existing customers could elect to design these advanced CMOS processes into their next generation products. Jazz is not currently capable, and does not currently plan to become capable, of providing CMOS processes at these smaller geometries. If Jazz’s existing customers or new customers choose to design their products using these CMOS processes, Jazz’s business may suffer.

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

Jazz’s research and development activities seek to upgrade and integrate manufacturing technologies and processes. Jazz maintains a central research and development team primarily responsible for developing cost-effective technologies that can serve the manufacturing needs of its customers. A substantial portion of Jazz’s research and development activities are undertaken in cooperation with its customers and equipment vendors.

Intellectual Property

Jazz’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, Jazz has acquired certain patents and patent licenses and intends to continue to seek patents. As of December 31, 2009, Jazz had 145 patents in force in the United States and 34 patents in force in foreign countries. Jazz also had 24 pending patent applications in the United States, 12 pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty.

Jazz Semiconductor entered into a technology license agreement that grants to it worldwide perpetual license rights from PolarFab regarding certain process technologies that it intends to incorporate into its BCD process technologies for the manufacture of wafers by Jazz for its customers and customers of PolarFab. Jazz also entered into an associated technology transfer agreement for such processes. Jazz is able to adapt, prepare derivatives based on, or otherwise exploit the licensed technology; however, Jazz is restricted from using certain licensed BCD process technologies with respect to motor controllers for hard disk drives. Jazz is also able to sublicense the process technologies to ASMC, HHNEC and any of its future manufacturing suppliers to manufacture for Jazz and its customers.

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

In connection with Jazz Semiconductor’s separation from Conexant, Conexant contributed to Jazz Semiconductor a substantial portion of its intellectual property, including software licenses, patents and intellectual property rights in know-how related to its business. Jazz Semiconductor agreed to license intellectual property rights relating to the intellectual property contributed to Jazz Semiconductor by Conexant back to Conexant and its affiliates. Conexant may use this license to have Conexant products produced by third-party manufacturers and to sell such products, but must obtain Jazz Semiconductor’s prior consent to sublicense these rights.

Jazz’s ability to compete depends on its ability to operate without infringing the proprietary rights of others. The semiconductor industry is generally characterized by frequent litigation regarding patent and other intellectual property rights. As is the case with many companies in the semiconductor industry, Jazz has from time to time received communications from third parties asserting that their patents cover certain of Jazz’s technologies or alleging infringement of their other intellectual property rights. Jazz expects that it will receive similar communications in the future. Irrespective of the validity or the successful assertion of such claims, Jazz could incur significant costs and devote significant management resources to the defense of these claims, which could seriously harm the Company.

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

Jazz maintains industrial special risk insurance for its facilities, equipment and inventories that covers physical damage and consequential losses from natural disasters and certain other risks up to the policy limits and except for exclusions as defined in the policies. Jazz also maintains public liability insurance for losses to others arising from its business operations and carries insurance for business interruption resulting from such events and if its suppliers are unable to provide Jazz with supplies. While Jazz believes that its insurance coverage is adequate and consistent with industry practice, significant damage to any of its or its manufacturing suppliers’ production facilities, whether as a result of fire or other causes, could seriously harm its business and results of operations.

Item 1A. Risk factors

Jazz has a large amount of debt which could have significant negative consequences.

Jazz’s indebtedness as of December 31, 2009 is approximately $150.3 million, comprised of approximately $123.3 million par value of convertible notes and $27 million borrowing under the Wachovia line of credit.  Said indebtedness could have significant negative consequences, including:

•	requiring the dedication of a substantial portion of Jazz's expected cash flow from operations to service its indebtedness;

•	increasing Jazz's vulnerability to general adverse economic and industry conditions;

•	limiting Jazz's ability to obtain additional financing;

•	limiting Jazz's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes;

•	placing Jazz at a competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources;

•	affecting Jazz's ability to make interest payments and other required debt service on its indebtedness; and/or

•	enforcement by the lenders under the Wachovia line of credit of their liens against Jazz’s assets in the event of default;

•	Jazz’s ability to fulfill its debt obligations and other liabilities.

To service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us.  We will need to refinance or repay amounts outstanding under our convertible notes at or before maturity on December 31, 2011.  Our ability to make payments on, or repay or refinance, our indebtedness and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our indebtedness or to fund our other liquidity needs.  In order to finance our long-term debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets, including our holdings in HHNEC; issuance of new securities; intellectual property licensing; reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring.  The Wachovia line of credit imposes certain limitations on our ability to repay the convertible notes and/or to incur additional indebtedness without Wachovia’s consent.  If we are unable to refinance the convertible notes, and we default on payment of the convertible notes at maturity, such default would trigger a cross default under the Wachovia line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wachovia credit line.  We cannot assure you that we would be able to refinance any of our indebtedness, including the convertible notes and the Wachovia credit line, on commercially reasonable terms, or at all. There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our indebtedness.

        A default by us on any of our indebtedness could have a material adverse effect on our operations, shareholders' value and the interests of our creditors, and will affect our ability to fulfill our debt obligations and other liabilities.

If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected.

 Our working capital requirements and cash flows are subject to quarterly and yearly fluctuations, depending on a number of factors. If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. Factors which could lead us to suffer cash flow fluctuations include:

•	the level of revenues from our operating activities;

•	the collection of receivables;

•	the timing and size of capital expenditures; and

•	the debt service obligations under our short-term and long-term liabilities.

In addition, we may need to devote a significant portion of our operating cash flow to pay principal and interest on our indebtedness. The use of cash to finance our indebtedness could leave us with insufficient funds to adequately finance our operating activities and capital expenditures, which could adversely affect our business.

The cyclical nature of the semiconductor industry and resulting periodic overcapacity may lead to erosion of sale prices; downward price pressure may seriously harm our business.

The semiconductor industry has historically been highly cyclical. Historically, companies in the semiconductor industry have expanded aggressively during periods of increased demand. This expansion has frequently resulted in overcapacity and excess inventories when demand decreases during a downturn, leading to rapid erosion of average sale prices. We expect this pattern to repeat itself in the future. The overcapacity and downward price pressure characteristic of a prolonged downturn in the semiconductor market may not allow us to operate at a profit, even at full utilization, and could seriously harm our financial results and business.

Our operating results fluctuate from quarter to quarter which makes it difficult to predict our future performance.

Our revenues, expenses and operating results have varied significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a number of factors, many of which are beyond our control. These factors include, among others:

•	The cyclical nature of both the semiconductor industry and the markets served by our customers;

•	Changes in the economic conditions of geographical regions where our customers and their markets are located;

•	Shifts by integrated device manufacturers (IDMs) and customers between internal and outsourced production;

•	Inventory and supply chain management of our customers;

•	The loss of a key customer, postponement of an order from a key customer or the rescheduling or cancellation of large orders;

•	The occurrence of accounts receivables write-offs, failure of a key customer to pay accounts receivables in a timely manner or the financial condition of our customers;

•	The rescheduling or cancellation of planned capital expenditures;

•	Our ability to satisfy our customers' demand for quality and timely production;

•	The timing and volume of orders relative to our available production capacity;

•	Our ability to obtain raw materials and equipment on a timely and cost-effective basis;

•	Price erosion in the industry;

•	Environmental events or industrial accidents such as fires or explosions;

•	Our susceptibility to intellectual property rights disputes;

•	Our ability to continue with existing and to enter into new partnerships and technology and supply alliances on mutually beneficial terms;

•	Actual capital expenditures exceeding planned capital expenditures;

•	Interest, price index and currency rate fluctuations that were not hedged;

•	Technological changes and short product life cycles;

•	Timing for designing and the qualification of new products; and

•	New accounting rules affecting our results including the accounting treatment of our bank debt, warrants and convertible notes.

Due to the factors noted above and other risks discussed in this section, many of which are beyond our control, investors should not rely on quarter-to-quarter comparisons to predict our future performance. Unfavorable changes in any of the above factors may seriously harm our Company, including our operating results, financial condition and ability to maintain our operations.

The lack of a significant backlog resulting from our customers not placing purchase orders far in advance makes it difficult for us to forecast our revenues in future periods.

Our customers generally do not place purchase orders far in advance, partly due to the cyclical nature of the semiconductor industry. As a result, we do not typically operate with any significant backlog. The lack of a significant backlog makes it difficult for us to forecast our revenues in future periods. Moreover, since our expense levels are based in part on our expectations of future revenues, we may be unable to adjust costs in a timely manner to compensate for revenue shortfalls. We expect that in the future our revenues in any quarter will continue to be substantially dependent upon purchase orders received in that quarter and in the immediately preceding quarter. We cannot assure you that any of our customers will continue to place orders with us in the future at the same levels as in prior periods. If orders received from our customers differ adversely from our expectations with respect to the product, volume, price or other items, our operating results, financial condition and ability to maintain our operations may be adversely affected.

We occasionally manufacture wafers based on forecasted demand, rather than actual orders from customers. If our forecasted demand exceeds actual demand, we may have obsolete inventory, which could have a negative impact on our results of operations.

We generally do not manufacture wafers unless we receive a customer purchase order. On occasion, we may produce wafers in excess of customer orders based on forecasted customer demand, because we may forecast future excess demand or because of future capacity constraints. If we manufacture more wafers than are actually ordered by customers, we may be left with excess inventory that may ultimately become obsolete and must be scrapped when it cannot be sold. Significant amounts of obsolete inventory could have a negative impact on our results of operations.

We have a history of operating losses and may not be able to achieve or maintain profitability on a consistent basis

Jazz has incurred cumulative net losses through December 31, 2009. While Jazz achieved net income for some quarters, including some quarters in 2009, it has predominantly incurred net losses in its reported results of operations and may continue to do so in the future. We cannot assure you that Jazz will be profitable on a quarterly or annual basis in the future.

Our sales cycles are typically long and orders received may not meet our expectations, which may adversely affect our operating results.

Our sales cycles, which we measure from first contact with a customer to first shipment of a product ordered by the customer, vary substantially and may last as long as two years or more, particularly for new technologies. In addition, even after we make initial shipments of prototype products, it may take several more months to reach full production of the product. As a result of these long sales cycles, we may be required to invest substantial time and incur significant expenses in advance of the receipt of any product order and related revenue. If orders ultimately received differ from our expectations with respect to the product, volume, price or other items, our operating results, financial condition and ability to maintain our operations may be adversely affected.

Demand for our foundry services is dependent on the demand in our customers’ end markets.

In order for demand for our wafer fabrication services to increase, the markets for the end products using these services must develop and expand.  Because our services may be used in many new applications, it is difficult to forecast demand. If demand is lower than expected, we may have excess capacity, which may adversely affect our financial results. If demand is higher than expected, we may be unable to fill all of the orders we receive, which may result in the loss of customers and revenue.

If we do not maintain our current customers and attract additional customers, our business may be adversely affected.

Collectively, Jazz’s top two customers accounted for 45% of our revenues in 2009.  We expect to continue to receive a significant portion of our revenue from a limited number of customers for the foreseeable future. Loss or cancellation of business from, or decreases in the sales volume or sales prices to, our significant customers, or our failure to replace them with other customers, could seriously harm our financial results, revenue and business. Since the sales cycle for our services typically exceeds one year, if our customers order significantly fewer wafers than forecasted, we will have excess capacity that we may not be able to fill within a short period of time, resulting in lower utilization of our facilities. We may have to reduce prices in order to try to sell more wafers in order to utilize the excess capacity. In addition to the revenue loss that could result from unused capacity or lower sales prices, we might have difficulty adjusting our costs to reflect the lower revenue in a timely manner, which could harm our financial results.

If we do not maintain and develop our technology processes and services, we will lose customers and may be unable to attract new ones.

The semiconductor market is characterized by rapid change, including the following:

•	rapid technological developments;

•	evolving industry standards;

•	changes in customer and product end user requirements;

•	frequent new product introductions and enhancements; and

•	short product life cycles with declining prices as products mature.

Our ability to maintain our current customer base and attract new customers is dependent in part on our ability to continuously develop and introduce to production advanced specialized manufacturing process technologies and purchase the appropriate equipment. If we are unable to successfully develop and introduce these processes to production in a timely manner or at all, or if we are unable to purchase the appropriate equipment required for such processes, we may be unable to maintain our current customer base and may be unable to attract new customers.

The semiconductor foundry business is highly competitive; our competitors may have competitive advantages over us.

The semiconductor foundry industry is highly competitive. We compete with more than ten independent dedicated foundries, the majority of which are located in Asia-Pacific, including foundries based in Taiwan, China, Korea and Malaysia, and with over 20 integrated semiconductor and end-product manufacturers that allocate a portion of their manufacturing capacity to foundry operations. The foundries with which we compete benefit from their close proximity to other companies involved in the design and manufacture of integrated circuits, or ICs.

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

In addition, some semiconductor companies have advanced their CMOS designs to 90 nanometer, 65 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by Jazz’s specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz’s specialty processes will therefore compete with these processes for customers and some of Jazz’s potential and existing customers could elect to design these advanced CMOS processes into their next generation products. Jazz is not currently capable, and does not currently plan to become capable, of providing CMOS processes at these smaller geometries. If Jazz’s potential or existing customers choose to design their products using these advanced CMOS processes, Jazz’s business may suffer.

In addition, many of our competitors may have one or more of the following competitive advantages over us:

•	greater manufacturing capacity;

•	multiple and more advanced manufacturing facilities;

•	more advanced technological capabilities;

•	a more diverse and established customer base;

•	greater financial, marketing, distribution and other resources;

•	a better cost structure; and/or

•	better operational performance in cycle time and yields.

If we do not compete effectively, our business and results of operations may be adversely affected.

If we experience difficulty in achieving acceptable device yields, product performance and delivery times as a result of manufacturing problems, our business could be seriously harmed.

The process technology for the manufacture of semiconductor wafers is highly complex, requires advanced and costly equipment and is constantly being modified in an effort to improve device yields, product performance and delivery times. Microscopic impurities such as dust and other contaminants, difficulties in the production process, defects in the key materials and tools used to manufacture a wafer and other factors can cause wafers to be rejected or individual semiconductors on specific wafers to be non-functional. We may experience difficulty achieving acceptable device yields, product performance and product delivery times in the future as a result of manufacturing problems. Any of these problems could seriously harm our operating results, financial condition and ability to maintain our operations.

If we are unable to purchase equipment and raw materials, we may not be able to manufacture our products in a timely fashion, which may result in a loss of existing and potential new customers.

To increase the production capability of our facility and to maintain the quality of production in our facility, we must procure additional equipment. In periods of high market demand, the lead times from order to delivery of manufacturing equipment could be as long as 12 to 18 months. In addition, our manufacturing processes use many raw materials, including silicon wafers, chemicals, gases and various metals, and require large amounts of fresh water and electricity. Manufacturing equipment and raw materials generally are available from several suppliers. In many instances, however, we purchase equipment and raw materials from a single source. Shortages in supplies of manufacturing equipment and raw materials could occur due to an interruption of supply or increased industry demand. Any such shortages could result in production delays that could result in a loss of existing and potential new customers and thereby may have a material adverse effect on our business and financial condition.

We depend on intellectual property rights of third parties and failure to maintain or acquire licenses could harm our business.

We depend on third party intellectual property in order for us to provide certain foundry and design services to our clients. If problems or delays arise with respect to the timely development, quality and provision of such intellectual property to us, the design and production of our customers’ products could be delayed, resulting in underutilization of our capacity. If any of our third party intellectual property vendors goes out of business, liquidates, merges with, or is acquired by, another company that discontinues the vendor’s previous line of business, or if we fail to maintain or acquire licenses to such intellectual property for any other reason, our business may be adversely affected. In addition, license fees and royalties payable under these agreements may impact our margins and operating results.

Failure to comply with the intellectual property rights of third parties or to defend our intellectual property rights could harm our business.

       Our ability to compete successfully depends on our ability to operate without infringing on the proprietary rights of others and defending our intellectual property rights. Because of the complexity of the technologies used and the multitude of patents, copyrights and other overlapping intellectual property rights, it is often difficult for semiconductor companies to determine infringement. Therefore, the semiconductor industry is characterized by frequent litigation regarding patents, trade secrets and other intellectual property rights. As described in Item 3 of Part I under the heading “Legal Proceedings,” we are currently a respondent in an International Trade Commission action alleging patent infringement. We have been subject to other intellectual property claims from time to time, some of which have been resolved through license agreements, the terms of which have not had a material effect on our business.

Because of the nature of the industry, we may continue to be a party to infringement claims in the future. In the event any third party were to assert infringement claims against us or our customers, we may have to consider alternatives including, but not limited to:

•	negotiating cross-license agreements;

•	seeking to acquire licenses to the allegedly infringed patents, which may not be available on commercially reasonable terms, if at all;

•
discontinuing use of certain process technologies, architectures, or designs, which could cause us to stop manufacturing certain integrated circuits if we were unable to design around the allegedly infringed patents;

•	fighting the matter in court and paying substantial monetary damages in the event we lose; or

•	seeking to develop non-infringing technologies, which may not be feasible.

Any one or several of these alternatives could place substantial financial and administrative burdens on us and hinder our business. Litigation, which could result in substantial costs to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us or our customers against claimed infringement of the rights of others. If we fail to obtain certain licenses or if litigation relating to alleged patent infringement or other intellectual property matters occurs, it could prevent us from manufacturing particular products or applying particular technologies, which could reduce our opportunities to generate revenues.

As of December 31, 2009, Jazz had 145 patents in force in the United States and 34 patents in force in foreign countries. Jazz also had 24 pending patent applications in the United States, 12 pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty. We intend to continue to file patent applications when appropriate. The process of seeking patent protection may take a long time and be expensive. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services and products will protect our intellectual property rights to the same extent as the United States. Further, we cannot assure you that we will at all times enforce our patents or other intellectual property rights or that courts will uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology, which could reduce our opportunities to generate revenues.

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

We could be seriously harmed by failure to comply with environmental regulations.

Our business is subject to a variety of federal, state and local laws and governmental regulations relating to the use, discharge and disposal of toxic or otherwise hazardous materials used in Jazz’s production processes. If we fail to use, discharge or dispose of hazardous materials appropriately, or if applicable environmental laws or regulations change in the future, we could be subject to substantial liability or could be required to suspend or adversely modify our manufacturing operations.

We are subject to the risk of loss due to fire because the materials we use in our manufacturing processes are highly flammable.

We use highly flammable materials such as silane and hydrogen in our manufacturing processes and are therefore subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. We maintain insurance policies to reduce potential losses that may be caused by fire, including business interruption insurance. If any of our fabs were to be damaged or cease operations as a result of a fire, and if our insurance proves to be inadequate, it may reduce our manufacturing capacity and revenues.

Possible product returns could harm our business.

Products manufactured by us may be returned within specified periods if they are defective or otherwise fail to meet customers’ prior agreed upon specifications. Product returns in excess of established provisions, if any, may have an adverse effect on our business and financial condition.

We are subject to risks related to our international operations.

We have made substantial revenue from customers located in Asia-Pacific and in Europe. Because of our international operations, we are vulnerable to the following risks:

•
we price our products primarily in US dollars; if the Euro, Yen or other currencies weaken relative to the US dollar, our products may be relatively more expensive in these regions, which could result in a decrease in our revenue;

•	the burdens and costs of compliance with foreign government regulation, as well as compliance with a variety of foreign laws;

•	general geopolitical risks such as political and economic instability, international terrorism, potential hostilities and changes in diplomatic and trade relationships;

•	natural disasters affecting the countries in which we conduct our business;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other trade barriers and restrictions including the timing and availability of export licenses and permits;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights;

•	delays in product shipments due to local customs restrictions;

•	laws and business practices favoring local companies;

•	difficulties in collecting accounts receivable; and

•	difficulties and costs of staffing and managing foreign operations.

In addition, Israel, the United States and foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country. The geographical distance between Israel, the United States, Asia and Europe also creates a number of logistical and communication challenges. We cannot assure you that we will not experience any serious harm in connection with our international operations.

Our business could suffer if we are unable to retain and recruit qualified personnel.

We depend on the continued services of our executive officers, senior managers and skilled technical and other personnel. Our business could suffer if we lose the services of some of these personnel because we may not be able to find and adequately integrate replacement personnel into our operations in a timely manner. We seek to recruit highly qualified personnel and there is intense competition for the services of these personnel in the semiconductor industry. Competition for personnel may increase significantly in the future as new fabless semiconductor companies as well as new semiconductor manufacturing facilities are established. Our ability to retain existing personnel and attract new personnel is in part dependent on the compensation packages we offer. As demand for qualified personnel increases, we may be forced to increase the compensation levels and to adjust the cash, equity and other components of compensation we offer our personnel.

Economic conditions may adversely affect the Company’s results.

       The global economic downturn that commenced in 2008 and its effect on the semiconductor industry resulted in global decreased demand, downward price pressure, excess inventory and unutilized capacity worldwide which pose a risk to the overall economy that could impact consumer and customer demand for our and our customers’ products, as well as our commercial relationships with our customers, suppliers, and creditors, including our lenders. While many market analysts and others report signs of recovery, there is no assurance that markets will sufficiently recover from the effect of the downturn. A lack of or slower than expected market recovery may adversely affect the future financial results and position of the Company, including its ability to fulfill its debt obligations and other liabilities.  We continue to explore measures to obtain funds from various sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets, including our holdings in HHNEC; issuance of new securities; intellectual property licensing; reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring.  There is no assurance that the Company will be able to obtain sufficient funding from these or other sources to allow it to have sufficient cash to fulfill its debt obligations and other liabilities and support its growth plans.

Jazz’s business plan is premised on the increasing use of outsourced foundry services by both fabless semiconductor companies and integrated device manufacturers for the production of semiconductors using specialty process technologies. Jazz’s business may not be successful if this trend does not continue to develop in the manner we expect.

Jazz operates as an independent semiconductor foundry focused primarily on specialty process technologies. Jazz’s business model assumes that demand for these processes within the semiconductor industry will grow and will follow the broader trend towards outsourcing foundry operations. Although the use of foundries is established and growing for standard CMOS processes, the use of outsourced foundry services for specialty process technologies is less common and may never develop into a significant part of the semiconductor industry. If fabless companies and vertically integrated device manufacturers opt not to, or determine that they cannot, reduce their costs or allocate resources and capital more efficiently by accessing independent specialty foundry capacity, the manufacture of specialty process technologies may not follow the trend of standard CMOS processes. If the broader trend to outsourced foundry services does not prove applicable to the specialty process technologies that we are focused on, Jazz’s business, results of operations and cash flow may be harmed.

If Jazz is not able to continue transitioning its product mix from standard CMOS process technologies to specialty process technologies, its business and results of operations may be harmed.

Since Jazz Semiconductor’s separation from Conexant, it has focused its research and development and marketing efforts primarily on specialty process technologies and adding new customers in the specialty field. These specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar CMOS processes and double-diffused metal oxide semiconductor processes. To be competitive, reduce its dependence on standard process technologies and successfully implement its business plan, Jazz will need to continue to derive a significant percentage of its revenues from specialty process technologies. In order to expand and diversify its customer base, Jazz needs to identify and attract customers who will use the specialty process technologies it provides. We cannot assure you that demand for Jazz’s specialty process technologies will increase or that Jazz will be able to attract customers who use them.

In addition, because Jazz intends to continue to focus on specialty process technologies, we do not plan to invest in the research and development of more advanced standard CMOS processes. As standard CMOS process technologies continue to advance, Jazz will not remain competitive in these process technologies. If Jazz’s current customers switch to another foundry for standard CMOS process technologies and Jazz is unable to increase its revenues from its specialty process technologies, Jazz’s business, results of operations and cash flows will be harmed.

Jazz’s historical financial performance may not be indicative of its future results.

Since Jazz Semiconductor’s inception, a large percentage of its revenues have primarily been derived from products manufactured using standard CMOS processes that are no longer the focus of its business. As customers design their next generation products for smaller geometry CMOS processes, they may look to other foundries to provide their requisite manufacturing capacity. As a result, Jazz may not continue to generate the same level of revenues from its standard CMOS processes in the future as it shifts its focus and operations to its more specialized processes: advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar CMOS processes and double-diffused metal oxide semiconductor processes.

Failure to comply with governmental regulations by Jazz, its manufacturing suppliers or its customers could reduce its sales or require design modifications.

The semiconductors Jazz produces and the export of technologies used in its manufacturing processes may be subject to U.S. export control and other regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm Jazz’s business by reducing its sales, requiring modifications to its processes that it licenses to its foreign manufacturing suppliers, or requiring too extensive modifications to the products of its customers. Neither Jazz nor its customers may export products using or incorporating controlled technology without obtaining an export license. In addition, when Jazz faces excess demand, it may be dependent on its manufacturing suppliers in China for a significant portion of its planned manufacturing capacity, and export licenses may be required in order for Jazz to transfer technology related to its manufacturing processes to its foreign manufacturing suppliers. These restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than Jazz or its customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised from time to time.

Jazz’s manufacturing suppliers in China are subject to extensive government regulation, which can lead to uncertainty.

ASMC and HHNEC, which we refer to as Jazz’s manufacturing suppliers, are located in China.  When market demand is high, Jazz may rely on ASMC and HHNEC for an additional approximately 10% to 20% of its manufacturing capacity.  The Chinese government has broad discretion and authority to regulate the technology industry in China. China’s government has also implemented policies from time to time to regulate economic expansion in China. New regulations or the readjustment of previously implemented regulations could require Jazz and its manufacturing suppliers to change their business plans, increase their costs or limit their ability to sell products and conduct activities in China, which could adversely affect Jazz’s business and operating results.

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

A significant portion of Jazz’s employees at its Newport Beach, California fab are represented by a union and covered by a collective bargaining agreement that is scheduled to expire in 2012.  We cannot predict the effect that continued union representation or future organizational activities will have on Jazz’s business. We cannot assure you that Jazz will not experience a material work stoppage, strike or other collective action in the future, which may disrupt its production and adversely affect its customer relations and operational results.

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

Jazz operates one semiconductor fabrication facility in Newport Beach, California, in which it currently produces the majority of its products. Jazz has entered into manufacturing supply agreements with ASMC and HHNEC that are designed to allow it to utilize production capacity at two additional fabrication facilities in China. Jazz expects to use its Newport Beach, California fab to develop and implement new specialty process technologies required to meet the needs of its customers, and to use the foundry capacity of ASMC and HHNEC to support higher volume production for its customers once process implementation and part qualification are complete. Jazz is dependent on these arrangements to achieve the capacity levels needed for its business to continue to grow. However, Jazz has limited control over ASMC’s and HHNEC’s production and quality control systems, and these companies have limited manufacturing experience using Jazz’s specialty process technologies. Jazz relies on its third-party manufacturers to implement successfully its specialty process technologies at their facilities. This has in the past, and may in the future, require more time than Jazz anticipates. Jazz is aware of certain instances where the yield of products produced by ASMC and HHNEC has been below that of Jazz’s Newport Beach fab, although still sufficient to meet customers’ demands. While these suppliers have substantially met its requests for wafers to date, if Jazz had a sudden significant increase in demand for their services, it is possible that they would not be able to satisfy Jazz’s increased demand in the short term and from time to time they may be unable to provide all of the manufacturing capacity Jazz may desire to utilize, including amounts that are within the capacity they have contractually agreed to provide Jazz. Should Jazz fail to maintain and expand its manufacturing supply agreements or fail to implement its specialty processes at a manufacturing supplier’s facility in a timely manner, or if its manufacturing suppliers do not continue to deliver the capacity that it requires in a timely manner or do not produce wafers to specifications and at costs acceptable to its customers, Jazz’s ability to meet its customers’ needs could be seriously harmed and its customers may turn to its competitors to satisfy their requirements, causing Jazz to lose significant sources of revenues.

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

The semiconductor manufacturing process requires extensive amounts of fresh water and a stable source of electricity. Droughts, pipeline interruptions, power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict Jazz’s access to these utilities in the area in which its fab is located. In particular, Jazz’s Newport Beach, California fab is located in an area that is susceptible to water and electricity shortages. If there is an insufficient supply of fresh water or electricity to satisfy Jazz’s requirements, it may need to limit or delay its production, which could adversely affect its business and operating results. Increases in utility costs would also increase Jazz’s operating expenses. In addition, a power outage, even of very limited duration, could result in a loss of wafers in production, deterioration in Jazz’s fab yield and substantial downtime to reset equipment before resuming production.

Outstanding Jazz warrants and convertible notes prior to the Merger are exercisable into Tower ordinary shares. The price of Tower's ordinary shares is volatile.

Pursuant to the merger agreement with Tower, (i) each share of Jazz common stock became automatically converted into and represented the right to receive 1.8 ordinary shares of Tower, which is traded on the NASDAQ stock exchange, (ii) each warrant to purchase shares of our common stock which was outstanding immediately prior to the Merger became a warrant to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share and (iii) each $1,000 in original principal amount of Jazz convertible notes became convertible into 245.57 Tower ordinary shares, representing an implied conversion price of approximately $4.07 per Tower ordinary share.The price of Tower's ordinary shares is volatile and may fluctuate due to factors such as:

•	actual or anticipated fluctuations in quarterly and annual results;

•	possible dilution and increase in the number of shares eligible for resale due to possible conversions or exercises of convertible securities and warrants;

•	mergers, consolidations and strategic alliances in the semiconductor industry;

•	market conditions in the semiconductor industry;

•	our earnings estimates and those of our publicly held competitors; and

•	the general state of the stock markets.

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

Risk Related to a Dispute between a Jazz Stockholder and that Stockholder's Lenders

On February 1, 2008, we received notice that certain lenders were purporting to foreclose on collateral securing loans made to Acquicor Management LLC, an entity owned in part and controlled by Gilbert F. Amelio, Jazz's former Chairman and Chief Executive Officer. The collateral consists of approximately 2.3 million shares of Jazz common stock owned by Acquicor Management LLC. Acquicor Management LLC subsequently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Central District of California and filed complaints in that court alleging various claims against the lenders.

The bankruptcy case was dismissed on October 9, 2008. On October 14, 2008, Acquicor Management LLC filed an action in Superior Court in Orange County, California against the lenders and certain other parties with causes of action for declaratory relief, slander of title and breach of contract.  Jazz understands that the dispute between the lenders and Acquicor Management LLC potentially remains unresolved.  Jazz was not a party to the bankruptcy case and is not a party to the action in Orange County Superior Court, and we believe that this is a dispute between a stockholder and its lenders that should not involve Jazz. However, no assurances can be given that the dispute will not impact us, either due to diversion of management attention or attempts by the parties to involve Jazz.  We have been informed by counsel for Acquicor Management LLC that subpoenas may be served on Jazz and/or certain of its officers and former officers seeking testimony and document production in connection with the Orange County Superior Court proceeding, but to date, no subpoenas have been served. We intend to defend vigorously any claims against Jazz arising out of this dispute if any claims against Jazz were to be asserted.

Jazz and Tower  expect to enter into a Special Security Agreement with the United States Department of Defense which may limit the synergies and other expected benefits of the Merger.

In connection with the Company's aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the Defense Security Service of the United States Department of Defense ("DSS") to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement ("SSA"). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

Risks relating to change in landlord.

The Company leases its fabrication facilities and headquarters from Conexant under non-cancelable operating leases through March 2017.  In January 2010, Conexant announced that it has agreed to sell those buildings to City Ventures LLC, a residential and mixed-use developer of California urban real estate projects and that Conexant expects the sale to be completed by the end of March 2010.  In the event the buildings are sold, the new owner will become the landlord of the properties subject to the terms and conditions of the existing leases.  Although the Company does not anticipate that a change in landlord will adversely affect us, the Company does not have any history with or previous relationship with the prospective buyer of the properties; thus, there is some risk that the Company’s relationship with a new landlord could be more adversarial than the Company’s relationship with Conexant has been.

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

Jazz expects these office and warehouse facilities to be adequate for its business purposes through 2010 and expects additional space to be available to use on commercially reasonable terms as needed.

Item 3. Legal Proceedings

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Following the initial filing, LSI amended the ITC complaint in October 2008 to add the Company, Tower and three other corporations as additional respondents.   The case was tried before an administrative law judge (“Judge”) in July 2009.  In September, 2009, the Judge ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid.  In November, 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the Judge’s determination on patent invalidity.  In March 2010 the ITC determined that there is no ITC violation and the LSI patent has been ruled to be invalid.

In connection with the Company's aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the Defense Security Service of the United States Department of Defense ("DSS") to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement ("SSA"). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

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

Repurchases of Equity Securities

On January 11, 2007, we announced that our Board had authorized a stock and warrant repurchase program, under which we could repurchase up to $50 million of our common stock and warrants through July 15, 2007.  On July 18, 2007, we announced that the stock and warrant repurchase program had been extended through October 15, 2007. On November 2, 2007, we announced that the amount had been increased to $52 million and the stock and warrant repurchase program had been further extended through January 15, 2008, on which date it expired.  As of December 31, 2009, we had repurchased securities with an aggregate value of $50.3 million under this program. There were no repurchases made under this program for the fiscal years 2008 and 2009.

Item 6. Selected Financial Data

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

JAZZ TECHNOLOGIES, INC.

The following discussion and analysis of the financial condition and results of operations of Jazz Technologies, Inc. for the years ended December 31, 2009 and December 31, 2008, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K, including the information in the section entitled “Risk Factors” of this report.

FORWARD LOOKING STATEMENTS

This report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Report Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

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

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described in this report on Form 10-K that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Results of Operations

For the year ended December 31, 2009 we had net income of $0.5 million. For the period from December 29, 2007 through September 18, 2008, we had net loss of $18.9 million and for the period from September 19, 2008 through December 31, 2008, we had a net gain of $0.1 million.

Pro Forma Financial Information

We merged with Tower on September 19, 2008. Accordingly, we do not believe that a comparison of the historical results of operations and cash flows for the year ended December 31, 2009 versus the year ended December 31, 2008 is very meaningful.  In order to assist users in better understanding the changes in our business between the year ended December 31, 2009 and December 31, 2008, we are presenting in the discussion below, the results for the year ended December 31, 2009 and pro forma results for the year ended December 31, 2008 as if our merger with Tower occurred on January 1, 2008. We derived the pro forma results from our consolidated financial statements for the period from December 29, 2007 through September 18, 2008 (Predecessor) and for the period from September 19, 2008 through December 31, 2008, (Successor).

The pro forma results are not necessarily indicative of the results that may have actually occurred had the merger taken place on January 1, 2008, or our future financial position or operating results. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for reduced depreciation and amortization expense as a result of the application of the purchase method of accounting. The pro forma results also exclude the write-off of in-process research and development and the merger costs that were expensed during the years ended December 31, 2008. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets and liabilities, based on various estimates of their respective fair values. We performed the valuation of all the assets and liabilities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). The depreciation and amortization expense adjustments reflected in the pro forma results of operations are based on the valuation of our tangible and intangible assets described in Note 3 to our consolidated financial statements.

	Statements of Operations (in thousands)
	Year Ended December 31, 2009	Year Ended December 31, 2008
	Actual (audited)	Pro forma (unaudited)
Net revenues	$159,209	$188,640
Cost of revenues	119,386	144,171	(*)(**)
Gross profit	39,823	44,469
Operating expenses:
Research and development	14,626	11,575	(*)
Selling, general and administrative	14,911	18,947	(*)
Amortization of intangible assets	790	611	(*)
Total operating expenses	30,327	31,133
Income from operations	9,496	13,336
Financing expense and other expense, net	(13,974)	(15,212	)(***)
Loss before income tax	(4,478)	(1,876)
Income tax benefit	5,022	529
Net income (loss)	$544	$(1,347)

(*)           The pro forma results for year ended December 31, 2008 were adjusted by $21.6 million, related to depreciation and amortization derived from the fair value changes in the plant, property and equipments and intangible assets, Merger related costs and write off of in process research and development.

(**)         The pro forma results for the year ended December 31, 2008 were adjusted by $1.6 million, net of tax provision, related to the application of the change in method of accounting for inventory valuation.

(***)       The pro forma financing expense and other income, net for the year ended December 31, 2008 include $5.2 million related to interest accretion derived from the fair value changes in the Convertible Notes following the Merger. Such impact was partially offset by the effect of ASC 470-20 (FSP APB 14-1).

The amount written off for in-process research and development during the year ended December 31, 2008 was $1.8 million. In connection with the merger between the Company and Tower on September 19, 2008, the Company acquired intangible assets of $59.5 million, recorded at fair value.  Of this amount, $1.8 million assigned to in-process research and development, was written off during the year ended December 31, 2008, because, in management's opinion, technological feasibility had not been established and the technology had no alternative future uses. The write-off is included within operating expenses in the statement of operations.

The merger related costs were $4.1 million during the year ended December 31, 2008.  The merger costs were included within operating expenses in the statement of operations and consisted primarily of transaction, legal, accounting, and other professional services fees in connection with the merger. For pro forma presentation such merger related costs were excluded

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenues

For the year ended December 31, 2009 our net revenues were $159.2 million. For the period from September 19, 2008 through December 31, 2008, our net revenues were $56.3 million. For the period from December 29, 2007 through September 18, 2008 , our net revenues were $132.4 million.

Pro Forma Net Revenues

The following table presents net revenues for the years ended December 31, 2009 and December 31, 2008:

	Net Revenues (in thousands, except percentages)
	Year Ended December 31, 2009 (actual, audited)		Year Ended December 31, 2008 (pro forma, unaudited)
	Amount	% Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Net Revenues	$159,209	100	$188,640	100	$(29,431)	(16)

On a pro forma basis, our net revenues decreased to $159.2 million for the year ended December 31, 2009 comparing to $188.6 million for the year ended December 31, 2008. Such $29.4 million or 16% decrease is mainly due to the worldwide economic downturn and the adverse market conditions in the semiconductor industry that commenced in 2008, and is comparable to the  decrease in the revenues in the industry generally.

Cost of Revenues

For the year ended December 31, 2009 our cost of revenues was $119.4 million. For the period from September 19, 2008 through December 31, 2008, our cost of revenues was $38.5 million. For the period from December 29, 2007 through September 18, 2008, our cost of revenues $114.5 million.

Pro Forma Cost of Revenues

The following table presents cost of revenues for the years ended December 31, 2009 and December 31, 2008:

	Cost of Revenues (in thousands, except percentages)
	Year Ended December 31, 2009 (actual, audited)		Year Ended December 31, 2008 (pro forma, unaudited)
	Amount	% Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Cost of revenues (not including depreciation & amortization of intangible assets)	$98,114	62	$127,134	67	$(29,020)	(23)
Cost of revenues – depreciation & amortization of intangible assets	21,272	13	17,037	9	4,235	25
Total cost of revenues	$119,386	75	$144,171	76	$(24,785)	(17)

On a pro forma basis, our cost of revenues decreased by $24.8 million or 17% to $119.4 million in 2009 as compared to $144.2 million in 2008. The decrease in cost of revenue is mainly due to cost reduction efforts which have resulted in lower labor and overhead cost for the year ended December 31, 2009 as well as the effect of the revenue decrease.  We achieved such 17% decrease in cost of revenues as compared to 16% decrease in revenues, despite the high portion of fixed costs associated in operating a foundry, due to such cost reduction efforts. Cost reduction efforts included scaling the labor force to meet production demand and negotiating more favorable pricing for materials and supplies.

Gross Profit

For the year ended December 31, 2009 our gross profit was $39.8 million. For the period from September 19, 2008 through December 31, 2008, our gross profit was $17.7 million. For the period from December 29, 2007 through September 18, 2008, our gross profit was $17.9 million.

Pro Forma Gross Profit

The following table presents gross profit for the years ended December 31, 2009 and December 31, 2008:

	Gross Profit (in thousands, except percentages)
	Year Ended December 31, 2009 (actual, audited)		Year Ended December 31, 2008 (pro forma, unaudited)
	Amount	% Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Gross profit	$39,823	25	$44,469	24	$(4,646)	(10)

On a pro forma basis, the decrease in gross profit was primarily attributed to the above mentioned $29.4 million decrease in revenues which was partially offset by $24.8 million lower cost of revenues mainly due to the cost reduction actions resulting in lower labor, overhead, material and supplies costs and due to the revenue decrease as described in the cost of revenues section above.

Operating Expenses

For the year ended December 31, 2009 our operating expenses were $30.3 million. For the period from September 19, 2008 through December 31, 2008, our operating expenses were $11.5 million. For the period from December 29, 2007 through September 18, 2008, our operating expenses were $27.6 million.

        Pro Forma Operating Expenses

The following table presents operating expenses for the years ended December 31, 2009 and December 31, 2008:

	Operating Expense (in thousands, except percentages)
	Year Ended December 31, 2009 (actual, audited)		Year Ended December 31, 2008 (pro forma, unaudited)
	Amount	% Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Research and development	$14,626	9	$11,575	6	$3,051	26
Selling, general and administrative	14,911	9	18,947	10	(4,036)	(21)
Amortization of intangible assets	790	0	611	0	179	29
Total operating expenses	$30,327	19	$31,133	16	$(806)	(3)

On a pro forma basis, operating expenses for the year ended December 31, 2009 decreased by $0.8 million compared to the year ended December 31, 2008. The decrease in operating expenses was mainly due to lower selling, general and administrative expenses mainly due to the continued efforts of reducing the overhead costs offset by increase in research and development expenses compared to the corresponding period in 2008.

Financing expense and Other Expense, Net

For the year ended December 31, 2009 our financing expense and other expense net were $14.0 million. For the period from September 19, 2008 through December 31, 2008, our financing expense and other expense net were $4.7 million. For the period from December 29, 2007 through September 18, 2008, our financing expense and other expense net were $9.2 million.

        Pro Forma Financing expense and Other Expense, Net

The following table presents financing expense and other expense, net for the years ended December 31, 2009 and December 31, 2008:

	Financing Expense and other Expense, Net (in thousands, except percentages)
	Year Ended December 31, 2009 (actual, audited)		Year Ended December 31, 2008 (pro forma, unaudited)
	Amount	% Net Revenues	Amount	% of Pro forma Net Revenues	Increase (Decrease)	% Change
Financing expense, net	$16,039	10	$16,821	9	$(782)	5
Other income, net	(2,065)	(1)	(1,609)	(1)	(456)	(28)
Financing expense and other expense, net	$13,974	9	$15,212	8	$(1,238)	8

Other income, net for the periods presented represents mainly net gain realized from debt repayments.

Changes in Financial Condition

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $28.6 million compared to 27.6 million as of December 31, 2008. We had borrowings of $27.0 million under our line of credit with Wachovia and had $0.1 million of additional availability under this credit line. Of the borrowings of $27.0 million, we consider $20.0 million to be long-term as the repayment of that sum will be made beyond the one year period.

As of December 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         We believe, based on our current plans and current levels of operations, that our cash from operations, together with cash and cash equivalents and available line of credit, will be sufficient to fund our operations for at least the next 12 months. As of December 31, 2009 our indebtedness is approximately $150.3 million, comprised of approximately $123.3 million par value of convertible notes and $27 million borrowing under the Wachovia line of credit.  To service our indebtedness and meet our other cash needs in 2011 and on, we will require a significant amount of cash, which may not be available to us.  We will need to refinance or repay amounts outstanding under our convertible notes at or before maturity on December 31, 2011.  Our ability to make payments on, or repay or refinance, our indebtedness and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our indebtedness or to fund our other liquidity needs.  In order to finance our long-term debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets, including our holdings in HHNEC; issuance of new securities; intellectual property licensing; reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring.  The Wachovia line of credit imposes certain limitations on our ability to repay the convertible notes and/or to incur additional indebtedness without Wachovia’s consent.  If we are unable to refinance the convertible notes, and we default on payment of the convertible notes at maturity, such default would trigger a cross default under the Wachovia line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wachovia credit line.  We cannot assure you that we would be able to refinance any of our indebtedness, including the convertible notes and the Wachovia credit line, on commercially reasonable terms, or at all. There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our indebtedness. A default by us on any of our indebtedness could have a material adverse effect on our operations, shareholders value and the interests of our creditors, and will affect our ability to fulfill our debt obligations and other liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk from changes in interest rates, certain foreign currency exchange rate fluctuations, and certain commodity prices.  Our exposure to market risk results primarily from fluctuations in interest rates that affect our variable-rate borrowings. Although we have international operating entities, our sales are primarily denominated in U.S. dollars, and our exposure to foreign currency rate fluctuations is not significant to our financial condition and results of operations. We have not used derivative financial instruments to manage foreign currency exchange risk exposure, to hedge credit/market risks or for speculative purposes.

We estimate that a 1.0% increase in interest rates would have an insignificant impact on our financial statements due to the structure of our investment portfolio.

Item 8. Financial Statements

INDEX

JAZZ TECHNOLOGIES, INC.

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Jazz Technologies, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheet of Jazz Technologies, Inc. and subsidiaries, (the “Company”) (a wholly owned subsidiary of Tower Semiconductor Ltd.) as of December 31, 2009 and 2008  (“Successor”), and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2009 and for the period from September 19, 2008 through December 31, 2008 (the “Successor Periods”) subsequent to the acquisition of the Company by Tower Semiconductor Ltd. We have also audited the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from December 29, 2007 through September 18, 2008 (the “Predecessor Period”) prior to the acquisition of the Company by Tower Semiconductor Ltd. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jazz Technologies, Inc and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the Successor Periods and Predecessor Period, described above, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, during 2009 the Company changed its method of accounting for inventory valuation in the Successor periods. In addition, as discussed in Note 2 to the financial statements, the Company changed the method of accounting for its convertible notes due to initial application of ASC 470-20-15 as codified from FSP APB 14-1, in the period from December 29, 2007 through September 18, 2008 (the “Predecessor Period”).

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Jazz Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Jazz Technologies, Inc. for the year ended December 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Jazz Technologies, Inc. for the year ended December 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion with the adoption of the guidance originally issued in Financial Accounting Standards Board (“FASB”) Staff Position APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), (codified primarily in FASB Accounting Standards Codification Topic 470, Debt) effective January 1, 2009 and retrospectively applied.

/s/ Ernst & Young LLP

Orange County, California
March 20, 2008
except for the effects on the
consolidated financial statements as a
result of the retrospective application of
FSP APB 14-1 described in Note 2,
as to which the date is
March 23, 2010

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	December 31, 2009	December 31, 2008
	Successor	Successor
ASSETS
Current assets:
Cash and cash equivalents	$28,622	$27,574
Receivables:
Trade receivables, net of allowance for doubtful accounts of $877 and $852 at December 31, 2009 and December 31, 2008, respectively	23,664	21,424
Due from related party	25	54
Inventories	11,828	12,451
Deferred tax asset	7,177	3,215
Prepaid expenses and other current assets	2,918	3,175
Total current assets	74,234	67,893
Property, plant and equipment, net	96,194	93,928
Investments	17,100	17,100
Intangible assets, net	53,029	56,460
Goodwill	7,000	7,000
Other assets	203	317
Total assets	$247,760	$242,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt from banks	$7,000	$7,000
Accounts payable	14,267	13,224
Due to related parties	7,799	1,593
Accrued compensation and benefits	5,862	5,672
Deferred revenues	2,506	1,958
Accrued interest	577	5,211
Other current liabilities	6,003	4,470
Total current liabilities	44,014	39,128
Long term liabilities:
Long-term debt from banks	20,000	20,000
Convertible notes	110,971	110,052
Deferred tax liability	11,195	11,749
Accrued pension, retirement medical plan obligations and other long-term liabilities	11,734	13,821
Total liabilities	197,914	194,750
Stockholder’s equity:
Additional paid-in capital	50,070	50,070
Equity component of convertible debentures and Cumulative stock based compensation	427	96
Accumulated other comprehensive loss (*)	(1,344)	(2,367)
Retained earnings	693	149
Total stockholders' equity	49,846	47,948
Total liabilities and stockholders’ equity	$247,760	$242,698

(*)           Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008 (1)	Period from December 29, 2007 through September 18, 2008 (3)	Year ended December 28, 2007 (2)(3)
	(Successor)		(Predecessor)
Net revenues	$159,209	$56,255	$132,385	$182,075
Cost of revenues	119,386	38,516	114,491	166,654
Gross profit	39,823	17,739	17,894	15,421
Operating expenses:
Research and development	14,626	3,004	9,773	14,116
Selling, general and administrative	14,911	6,456	12,734	20,053
Amortization of intangible assets	790	211	1,008	1,198
Write off of in-process research and development	--	1,800	--	5,100
Merger related costs	--	--	4,069	--
Total operating expenses	30,327	11,471	27,584	40,467
Operating income (loss)	9,496	6,268	(9,690)	(25,046)
Financing expense and other expense, net	(13,974)	(4,664)	(13,915)	(22,537)
Net income (loss) income before income taxes	(4,478)	1,604	(23,605)	(47,583)
Income tax (provision) benefit	5,022	(1,455)	33	(43)
Net income (loss)	$544	$149	$(23,572)	$(47,626)
Net loss per share (basic and diluted)			$(1.24)	$(1.97)
Weighted average shares (basic and diluted)			19,015	24,198

(1) The amounts included in the period ended December 31, 2008 reflect the results of the Company’s operations following the date of the merger with Tower on September 19, 2008.

(2) The amounts included in the year ended December 28, 2007 reflect the acquisition of Jazz Semiconductor, Inc. on February 16, 2007 and the results of operations for Jazz Semiconductor, Inc. following the date of acquisition.

(3) Amounts presented have been adjusted for the retrospective application required by ASC 470-20-15 (FSP APB 14-1). For more details see note 2.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Successor)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
Balance at September 19, 2008	--	$--	$--	$--	$--	$--
Issuance of common stock	100	--	50,070	--	--	50,070
Stock compensation expense	--	--	96	--	--	96
Comprehensive loss:
Change in plan assets and benefit obligation, net of taxes $1,615	--	--	--	(2,527)	--	(2,527)
Foreign currency translation adjustment	--	--	--	160	--	160
Net profit	--	--	--	--	149	149
Total comprehensive loss	--	--	--	--	--	(2,218)
Balance at December 31, 2008	100	$--	$50,166	$(2,367)	$149	$47,948
Stock compensation expense	--	--	331	--	--	331
Comprehensive loss:
Change in plan assets and benefit obligation, net of taxes $550	--	--	--	1,096	--	1,096
Foreign currency translation adjustment	--	--	--	(73)	--	(73)
Net profit	--	--	--	--	544	544
Total comprehensive loss	--	--	--	--	--	1,567
Balance at December 31, 2009	100	$--	$50,497	$(1,344)	$693	$49,846

Consolidated Statement of Stockholders’ Equity (Predecessor)
(in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	(Accumulated deficit) retained earnings	Total stockholders’ equity
Balance at December 31, 2006 (As originally reported)	34,457	$3	$127,971	$--	$3,288	$131,262
Adjustment due to initial application of FSP APB 14-1 (ASC 470-20)	--	--	60,970	--	(197)	60,773
Balance at December 31, 2006 (1)	(34,457)	3	188,941	--	3,091	192,035
Reversal of common stock subject to possible conversion of 5,750 shares	--	--	33,511	--	--	33,511
Conversion of common stock into cash in connection with acquisition	(5,668)	(1)	(33,158)	--	--	(33,159)
Redemption of founders’ common stock	(1,874)	--	(9)	--	--	(9)
Repurchase of common stock	(7,846)	--	(25,631)	--	--	(25,631)
Repurchase of warrants	--	--	(19,313)	--	--	(19,313)
Repurchase of units	(708)	--	(2,992)	--	--	(2,992)
Repurchase of unit purchase options	--	--	(2,360)	--	--	(2,360)
Issuance of restricted stock	87	--	389	--	--	389
Issuance of performance stock awards	583	--	992	--	--	992
Settlement of equity component of convertible notes (1)	--	--	(2,223)	--	--	(2,223)
Stock compensation expense	--	--	497	--	--	497
Offering expenses	--	--	(15)	--	--	(15)
Comprehensive (loss) income:
Change in plan assets and benefit obligation	--	--	--	935	--	935
Foreign currency translation adjustment	--	--	--	30	--	30
Net loss (1)	--	--	--	--	(47,626)	(47,626)
Total comprehensive loss	--	--	--	--	--	(46,661)
Balance at December 28, 2007 (1)	19,031	$2	$138,629	$965	$(44,535)	$95,061
Restricted stock compensation expense	--	--	60	--	--	60
Stock compensation expense	--	--	634	--	--	634
Comprehensive loss:
Change in plan assets and benefit obligation	--	--	--	8,631	--	8,631
Foreign currency translation adjustment	--	--	--	(1)	--	(1)
Net loss (1)	--	--	--	--	(23,572)	(23,572)
Total comprehensive loss	--	--	--	--	--	(17,942)
Balance at September 18, 2008 (1)	19,031	$2	$139,323	$9,595	$(68,107)	$80,853

(1) Amounts presented have been adjusted for the retrospective application required by ASC 470-20-15 (FSP APB 14-1). For more details see note 2.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008 (1)	Year ended December 28, 2007 (1)
	(Successor)		(Predecessor)
Operating activities:
Net (loss) income	$544	$149	$(23,572)	$(47,626)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	23,237	6,753	27,200	34,807
Convertible notes accretion and amortization of deferred financing costs	5,314	33	6,116	8,405
Net gain on disposal of equipment	--	--	(334)	(30)
Other income, net	(2,065)	--	847	4,351
Write-off of in-process research and development	--	1,800	--	5,100
Stock based compensation expense	331	96	694	1,878
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(2,240)	(4,875)	16,759	(7,493)
Inventories	623	456	(717)	6,904
Prepaid expenses and other assets	257	(155)	(565)	1,006
Restricted cash	--	--	--	3,154
Deferred tax assets	(4,512)	2,942	--	--
Accounts payable	(2,671)	1,740	(7,032)	(5,526)
Due to related parties, net	5,675	1,539	(647)	647
Accrued compensation and benefits	190	(5,220)	(545)	1,111
Deferred revenue	548	(1,177)	(2,211)	(4,704)
Accrued interest	(4,634)	4,285	(3,050)	4,983
Other current liabilities	1,533	(1,121)	(8,344)	(14,121)
Deferred tax liability	(554)	(3,135)	(110)	--
Accrued pension, retirement medical plan obligations and long-term liabilities	(441)	3,535	(2,626)	3,056
Net cash provided by (used in) operating activities	21,135	7,645	1,863	(4,098)
Investing activities:
Purchases of property and equipment	(16,198)	(3,366)	(5,004)	(5,975)
Purchases of intangible assets	(1,600)	--	--	--
Net proceeds from sale of equipment	--	--	1,171	--
Net proceeds from sale of short-term investments	--	--	--	24,245
Release of funds from trust and escrow accounts	--	--	--	334,465
Jazz Semiconductor, Inc. purchase price, net of cash acquired	--	--	--	(227,050)
Cash and cash equivalents in trust and escrow account	--	--	--	--
Net cash (used in) provided by investing activities	(17,798)	(3,366)	(3,833)	125,685
Financing activities:
Debt repayment	(2,216)	--	(4,100)	(25,932)
Short-term debt from bank	--	--	(1,000)	8,000
Proceeds from long-term loans	--	20,000	--	--
Redemption of founder’s common stock	--	--	--	(9)
Conversion of common stock in connection with acquisition	--	--	--	(33,159)
Repurchase of common stock(2)	--	--	--	(25,631)
Repurchase of warrants	--	--	--	(19,313)
Repurchase of units	--	--	--	(2,992)
Repurchase of unit purchase options(3)	--	--	--	(2,360)
Payment of debt and acquisition-related liabilities	--	(349)	(63)	(10,186)
Net cash provided by (used in) financing activities	(2,216)	19,651	(5,163)	(111,582)
Effect of foreign exchange rate change	(73)	158	7	(26)
Net increase (decrease) in cash and cash equivalents	1,048	24,088	(7,126)	9,979
Cash and cash equivalents at beginning of the period	27,574	3,486	10,612	633
Cash and cash equivalents at end of the period	$28,622	$27,574	$3,486	$10,612

(1) Amounts presented have been adjusted for the retrospective application required by ASC 470-20-15 (FSP APB 14-1). For more details see note 2.
(2) Includes repurchases from related parties for $4.2 million.
(3) Includes repurchases from related party for $0.5 million.

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:

Interest paid	$15,457	$3,025	$7,829	$13,006
Taxes paid	$1,996	$--	$24	$411
Property, plant and equipment purchases accrued	$6,263	$2,090	$1,259	$1,295

Supplemental disclosure of other non-cash activities:

Purchase Price Allocation Adjustments as of September 19, 2008
Property, plant and equipment		$(12,739)
Investments		$(2,200)
Intangible assets		$9,444
Other assets		$(3,649)
Goodwill		$7,000
Current liabilities		$(4,522)
Deferred tax liability, net		$(7,425)
Convertible notes		$19,600
Issuance of common stock		$(50,070)
Total		$(44,561)

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

The Company is based in Newport Beach, California and following the acquisition of Jazz Semiconductor Inc., became an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Its customer’s analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Merger with Tower Semiconductor, Ltd.

On May 19, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower and its wholly-owned subsidiary, Armstrong Acquisition Corp., a Delaware corporation (“Merger Sub”), which provided for Merger Sub to merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Tower.

At a special meeting of the Company's stockholders held on September 17, 2008, the requisite majority of the Company’s stockholders voted in favor of the Merger, which was closed on September 19, 2008. Under the terms of the Merger, Tower acquired all of the outstanding shares of Jazz in a stock-for-stock transaction. Each share of the Company’s common stock not held by Tower, Merger Sub or the Company was automatically converted into and represents the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares. In addition, on September 19, 2008, upon completion of the Merger, the Company’s common stock was delisted from the American Stock Exchange. As a result of the Merger, Tower is the only registered holder of the Company’s common stock and a change in control occurred. The Merger was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method, Jazz was treated as the “acquired” company. In connection with this Merger, the Company adopted Tower’s fiscal year for reporting purposes.

Acquisition of Jazz Semiconductor Inc. in 2007

The Company, after signing a definitive agreement for the acquisition of Jazz Semiconductor, submitted that acquisition for stockholder approval on February 15, 2007.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. They contain all accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2009 (Successor) and December 31, 2008 (Successor), and the consolidated results of its operations and cash flows for the years ended December 31, 2009 (Successor) and December 31, 2007 (Predecessor) and for the periods ended December 31, 2008 (Successor) and September 18, 2008 (Predecessor). All intercompany accounts and transactions have been eliminated.

For purposes of presentation and disclosure, we refer to the Company as the Predecessor for all periods before September 19, 2008, the date of consummation of the Merger and as the Successor as of and for all periods thereafter. The financial statements also reflect “push-down” accounting in accordance with ASC 805-50-S99 (SEC Staff Accounting Bulletin No. 54), with respect to the Merger.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified in order to conform to the 2009 presentation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Revenue Recognition

The Company’s net revenues are generated principally from sales of semiconductor wafers. The Company derives the remaining balance of its net revenues from engineering services and other support services. The majority of the Company’s sales occur through the efforts of its direct sales force.

In accordance with ASC 605 “Revenue Recognition”, the Company recognizes revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. Revenues are recognized when the acceptance criteria are satisfied, based on performing electronic, functional and quality tests on the products prior to shipment. Such Company testing reliably demonstrates that the products meet all of the specified criteria prior to formal customer acceptance; hence, collection of payment for services is reasonably assured.

The Company provides for sales returns and allowances relating to specific yield or quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance. Actual allowances have been within management’s expectation.

Revenues for engineering and other services are recognized ratably over the contract term or as services are performed. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements.

Advances received from customers towards future engineering services, product purchases and in some cases capacity reservation are deferred until services are rendered, products are shipped to the customer, or the capacity reservation period ends.

Cash and Cash Equivalents

Cash and cash equivalents consist of banks deposits and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

Accounts Receivable

The allowance for doubtful accounts is computed mainly on the specific identification basis for accounts whose collectability, in the Company’s estimation, is uncertain.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined for raw materials and supplies mainly on the basis of the weighted moving average cost per unit . Cost is determined for work in process and finished goods on the basis of actual production costs

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 12 years. Leasehold improvements are amortized over the life of the asset or initial term of the lease, whichever is shorter. Significant renewals and betterments are capitalized and any assets being replaced are written off. Maintenance and repairs are charged to expense as incurred. For impairment of assets tests see below.

Investment

In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”).  As of December 31, 2009, the investment represented a minority interest of approximately 10% in HHNEC. The investment in HHNEC is carried at cost determined to be the fair value of the investment at the Merger with Tower.

We were obligated to pay additional amounts to former stockholders of Jazz Semiconductor if we would have realized proceeds in excess of $10 million from a liquidity event through February 16, 2010. In that event, Jazz would have been obligated to pay the former Jazz Semiconductor stockholders an amount equal to 50% of the proceeds over $10 million. No liquidity event occurred on or before February 16, 2010, and accordingly, that obligation has expired.  We have no further obligation to pay the former Jazz Semiconductor stockholders any amount realized from a liquidity event relating to our interest in HHNEC.

Impairment of Assets

The Company reviews long-lived assets and intangible assets on a periodic basis, as well as when such a review is required based upon relevant circumstances, to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has not recognized any impairment loss for any long-lived or intangible asset.

Impairment of Goodwill

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the unit, to which the goodwill is ascribed, as against the underlying carrying value of its net assets, including goodwill. If the carrying amount of the unit exceeds its fair value, the implied fair value of the Company’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any.

The Company conducted an impairment check as of December 31, 2009. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended December 31, 2009. Prior to its acquisition by Tower, the Company had no goodwill.

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

The future utilization of the Company’s net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred or that could occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s merger with Tower.  The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $2.1 million for its tax return.

The Company accounts for its uncertain tax positions in accordance with ASC 740 sections codified from Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). The Company recognizes interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense

Pension Plans

The Company adopted ASC 715-20 Defined Benefit Plans-General which requires that we recognize the funded status of our defined benefit and other postretirement benefit plans in our balance sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is consistent with our current accounting treatment. ASC 715-20 requires the amounts recognized in financial statements be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported.

Stock Based Compensation

The Company applies the provisions of ASC 718 Compensation-Stock Compensation, under which employee share-based equity awards accounted for under the fair value method. Accordingly, stock-based compensation to employees and directors is measured at the grant date, based on the fair value of the award. The Company estimated stock price volatility based on historical volatility of its own stock price from April 2008 to September 18, 2008 and based on its peers prior to April 2008. Since September 19, 2008, the Company estimates stock price volatility based on historical volatility of Tower’s stock price. The Company recognizes compensation expense using the straight-line amortization method for stock-based compensation awards with graded vesting.

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the year ended December 31, 2009 and the periods ended December 31, 2008 and September 18, 2008 are as follows:

	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)	(Successor)	(Predecessor)
Expected life in years	4.7 years	6 years	6 years
Expected annual volatility	63.01-76.06%	50.97%	30.80 - 53.60%
Risk-free interest rate	2.51-2.53%	2.61%	3.70 - 5.15%
Dividend yield	0.00%	0.00%	0.00%

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 31, 2009 and December 31, 2008 consists of the following customers:

	December 31, 2009	December 31, 2008
R F Micro Devices	35%	42%
Skyworks	14%	10%

Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
R F Micro Devices	32%	34%	16%	14%
Skyworks	13	13	14	20
Conexant	*	*	11	15
Toshiba	*	*	*	13

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

Recent Accounting Pronouncements

Amendment to Accounting Standards Codification (“ASC”) 815 (SFAS No. 161)

Effective January 1, 2009, the Company adopted the disclosure requirements in the amendment to ASC 815 (added by SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities”, which expands disclosures but does not change accounting for derivative instruments and hedging activities. The adoption of the amendment did not have any impact on the consolidated results of operations or financial position of the Company.

ASC 470-20-15 (FSP APB 14-1)

Effective January 1, 2009, the Company adopted the amendment to ASC 470-20-15 (formerly FSP No. APB 14-1), “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The provision of the amendment applies to any convertible debt instrument that may be wholly or partially settled in cash and requires the separation of the debt and equity components of cash-settleable convertibles at the date of issuance.  The amendment is effective for the 8% convertible debt issued by the Company, due in 2011, which were originally recorded at face value of $166.8 million in December 2006 and requires retrospective application for all periods presented.  As the Company does not have similar debt outstanding without the equity conversion feature, the fair value of the debt component was measured using the implied rate from convertible debt pricing model that equates the fair value of the convertible debt to the issuance proceeds (such proceeds assumed to be the fair value at issuance). Other assumptions used in the model were per share price of $5.55 volatility of 49.30% and risk free interest rate of 4.82%. Applying discounted cash flows technique using the implied rate of 21.17%, to the original principal and interest payments over the estimated five-year life of the convertible notes, was then used to calculate the fair value of a similar debt instrument without an equity conversion feature. This fixed interest rate was then applied to the debt component of the notes in the form of an original issuance discount and amortized over the life of the notes as a non-cash interest charge.

The result of the analysis above, at the issuance date of the notes, the debt component determined for these notes was $103.5 million (or $99.8 million net of  related issuance cost) with discount of $63.3 million (or $61.0 million net of  related issuance cost) and the equity component, recorded as additional paid-in capital, was $ 61.0 million, which represents the difference between the net proceeds from the issuance of the notes and the fair value of the debt, net of related issuance costs.  As of January 1, 2007, the cumulative effect of the change on retained earnings was $0.2 million, representing accretion of discount and amortization of direct costs.

The Company repurchased notes with a total face value of $33.6 million during 2007 and $5 million in 2008.  FSP APB 14-1 requires consideration transferred to settle the debt to be allocated to the liability and equity components.  This was done by allocating an amount to the debt component equal to the fair value of the debt immediately before extinguishment.  The loss recognized was the difference between the fair value of the debt and the sum of the net carrying values of the debt and any unamortized debt issuance costs. Any remaining consideration was considered to be the reacquisition of the equity component. The repurchases in 2007 resulted in a recognized loss of $4.3 million and $2.2 million of reacquired equity. The repurchases in 2008 resulted in a recognized loss of $0.8 million; no reacquired equity was recognized.

The Merger on September 19, 2008 required the Company, as part of the purchase price allocation, to fair value the convertible debt instrument.  As a result, a new basis was determined to the convertibles of $108.6 million and debt discount of $19.6 million. Upon adoption of the  amendment, the Company evaluated the effects of the amendment as of the Merger date and determined that it is inapplicable, as the convertibles are only convertible to the shares of Tower.  As such, there will be no impact of the amendment in the Successor's period for the adoption of this amendment;

Our consolidated statements of operations for the year ended December 28, 2007 and the period ended September 18, 2008 was retrospectively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Period from December 29, 2007 through September 18, 2008			Year ended December 28, 2007
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
	(in thousands, except per share data)			(in thousands, except per share data)
Financing expenses and other expense, net (*)	$(7,384)	$(13,915)	$(6,531)	$(6,770)	$(22,537)	$(15,767)
Net loss	$(17,041)	$(23,572)	$(6,531)	$(31,859)	$(47,626)	$(15,767)
Change to basic and diluted earnings per share	$(0.90)	$(1.24)	$(0.34)	$(1.32)	$(1.97)	$(0.65)

(*)           represents accretion of the debt discount, (loss)/gain on repurchase and amortization of debt issuance costs

Our consolidated statements of stockholders’ equity for the year ended December 28, 2007 and the period ended September 18, 2008 was retrospectively modified compared to previously reported amounts as follows (in thousands):

	Period from December 29, 2007 through September 18, 2008			Year ended December 28, 2007
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
	(in thousands)			(in thousands)
Additional paid in capital	$80,576	$139,323	$58,747	$79,882	$138,629	$58,747
Accumulated deficit	$(45,612)	$(68,107)	$(22,495)	$(28,571)	$(44,535)	$(15,964)

Our consolidated statements of cash flows for the year ended December 28, 2007 and the period ended September 18, 2008 was retrospectively modified compared to previously reported amounts as follows (in thousands):

	Period from December 29, 2007 through September 18, 2008			Year ended December 28, 2007
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
	(in thousands)			(in thousands)
Net loss	$(17,041)	$(23,572)	$(6,531)	$(31,859)	$(47,626)	$(15,767)
Convertible notes accretion and amortization of deferred financing costs	$1,209	$6,116	$4,907	$1,542	$8,405	$6,863
Other income, net	$(777)	$847	$1,624	$(4,553)	$4,351	$8,904

No other line items were affected by the application of FSP APB 14-1

ASC 815-40 (EITF 07-5)

In June 2008, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. The consensus is an amendment to ASC 815-40 Contract in Entity’s Own Equity and is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of this consensus did not have a significant impact on the consolidated results of operations or financial position of the Company.

ASC 320-10-65 (FSP FAS 115-2 and FAS 124-2)

In April 2009, the FASB issued an amendment to ASC 320-10-65 (Investments - Debt and Equity Securities) through the issuance of FASB staff position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI”) for investment in debt securities. This amendment applies to all entities and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

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

Amendment to ASC Topic 820 (FSP FAS 157-4)

In April 2009, the FASB issued an amendment to ASC Topic 820 through the issuance of FASB staff position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”. This amendment applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in ASC 820-10-15-2. The amendment is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

ASC 820-35-51 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, as stated in ASC 820, to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

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

ASC 855 (SFAS 165)

In May 2009, the FASB issued ASC 855 (SFAS No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which h management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for the interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

ASC 105 (SFAS 168)

In Jun e 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), and was officially launched on July 1, 2009, for the purpose of serving as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. In general, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references.

Recently Issued Accounting Standards

ASU 2009-13

In October 2009, the FASB issued “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price.

The update will be effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have material impact on the Company’s consolidated financial statements.

Note 3:  Merger with Tower

On September 19, 2008, pursuant to the terms of the Merger signed on May 19, 2008, Tower acquired all of Jazz’s outstanding capital in a stock-for-stock transaction.

For accounting purposes, the purchase price was $50.1 million and reconciles to all consideration and payments made to date as follows (in thousands):

Stock consideration	$39,189
Other equity consideration	7,555
Total Merger consideration	46,744
Transaction costs	3,326
Total purchase price	$50,070

Pursuant to the Merger with Tower, each outstanding share of Jazz's common stock was converted into the right to receive 1.8 ordinary shares of Tower, at an aggregate fair value of approximately $39.2 million. The fair value of the shares was determined based on the average prices for Tower's ordinary shares on NASDAQ over a five day period commencing 2 days before and ending 2 days after the Merger was announced in accordance with provisions set forth in EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”

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

Purchase Price Allocation

The purchase price of $50.1 million, including the transaction costs of approximately $3.3 million, has been allocated to tangible and intangible assets and liabilities, based on their fair market values as of September 19, 2008, as follows (in thousands):

	September 19, 2008
Fair value of the net tangible assets and liabilities:
Cash and cash equivalents	$3,486
Receivables	16,549
Inventories	12,907
Deferred tax asset	6,157
Prepaid expenses and other current assets	2,936
Property, plant and equipment	95,244
Investments	17,100
Other assets	66
Short-term borrowings	(7,000)
Accounts payable	(11,878)
Accrued compensation and benefits	(9,337)
Deferred tax liability	(14,883)
Deferred revenues	(3,135)
Other current liabilities	(8,285)
Convertible notes	(108,600)
Accrued pension, retirement medical plan obligations and other long-term liabilities	(7,757)
Total net tangible assets and liabilities		$(16,430)
Fair value of identifiable intangible assets acquired:
Existing technology	1,300
Patents and other core technology rights	15,100
In-process research and development	1,800
Customer relationships	2,600
Trade name	5,200
Facilities lease	33,500
Goodwill	7,000
Total identifiable intangible assets acquired		$66,500
Total purchase price		$50,070

The fair values set forth above are based on a valuation of the Company’s assets and liabilities performed by the Company in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and reflect “push-down” accounting in accordance with ASC 805-50-S99 (SEC Staff Accounting Bulletin No. 54), with respect to the Tower Merger with the Company. The Company recognizes benefits in its financial statements, assuming net operating loss limitation for the change in ownership will be an annual utilization of $1 million.

Pro Forma Results of Operations (unaudited)

The following unaudited pro forma information for the years ended December 31, 2009 and December 31, 2008 assumes the merger of the Company with Tower occurred on January 1, 2008:

	Results of Operations (in thousands) Year Ended
	December 31, 2009	December 31, 2008
	(Actual)	(Pro Forma)
Net revenues	$159,209	$188,640
Net income (loss)	$544	$(1,347)

The Company derived the pro forma results from the consolidated financial statements of the Predecessor for the period from January 1, 2008 to September 18, 2008 and the Successor for the period from January 1, 2009 to December 31, 2009.

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

Note 4: Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009	December 31, 2008
Raw material	$1,879	$1,741
Work in process	7,739	6,693
Finished goods	2,210	4,017
	$11,828	$12,451

Change in Method of Accounting for Inventory Valuation

The Company elected to change its method of valuing its inventories, mainly to include depreciation and amortization as part of the cost of inventory. In addition, indirect raw material that had been previously immediately charged to earnings, is now being capitalized and presented as part of raw material inventory until it is consumed. The new method of accounting for inventory was adopted to align the valuation of the inventory with those methods of Tower. Comparative financial statements attributed to the Successor have been adjusted to apply the new method retrospectively.  The financial statements for periods presented for the Predecessor were not retroactively adjusted as the push-down accounting effectively creates a new reporting entity. The following financial statement line items for fiscal year 2008 were affected by the change in accounting principle (in thousands).

As of December 31, 2008

	As originally reported	As adjusted	Effect of change
Inventories	$10,281	$12,451	$2,170
Deferred tax asset- current	4,095	3,215	(880)
Stockholder’s equity	$46,658	$47,948	$1,290

For the period from September 19, 2008 through December 31, 2008

	As originally reported	As adjusted	Effect of change
Net income (loss)	$(1,141)	$149	$1,290

Property, plant and equipment

Property, plant and equipment consist of the following at December 31, 2009 and December 31, 2008 (in thousands):

	Useful life (In years)	December 31, 2009	December 31, 2008
Building improvements	10-12	$24,230	$24,230
Machinery and equipment	7	91,107	70,540
Furniture and equipment	5-7	2,203	1,785
Computer software	3	850	763
		118,390	97,318
Accumulated depreciation		(22,196)	(3,390)
		$96,194	$93,928

Intangible Assets

Intangible assets consist of the following at December 31, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$217	$2,083
Patents and other core technology rights	9	15,100	2,159	12,941
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	222	2,378
Trade name	9	5,200	744	4,456
Facilities lease	19	33,500	2,329	31,171
Total identifiable intangible assets	14	$60,500	$7,471	$53,029

Intangible assets consist of the following at December 31, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	9	$1,300	$41	$1,259
Patents and other core technology rights	9	15,100	475	14,625
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	49	2,551
Trade name	9	5,200	163	5,037
Facilities lease	19	33,500	512	32,988
Total identifiable intangible assets	14	$59,500	$3,040	$56,460

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
2010	$3,847	$787	$4,634
2011	3,847	787	4,634
2012	3,847	787	4,634
2013	3,815	787	4,602
2014	3,597	787	4,384
Thereafter	26,620	3,521	30,141
Total expected future amortization expense	$45,573	$7,456	$53,029

The amortization related to technology, patents and other core technologies, and facilities lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 5: Credit Facility

On September 19, 2008, the Company entered into a second amended and restated loan and security agreement, as parent guarantor, with Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent, and Jazz Semiconductor and Newport Fab, LLC, as borrowers (the “Loan Agreement”), with respect to a three-year secured asset-based revolving credit facility for the total amount of up to $55 million, including up to $10 million for letters of credit. On December 31, 2008, Wells Fargo acquired all of Wachovia Corporation and its businesses and obligations and therefore now administers the Loan Agreement as administrative agent.

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

The Loan Agreement contains customary covenants and other terms, including covenants based on the Company’s EBITDA (as defined in the Loan Agreement), as well as customary events of default. If any event of default occurs, Wells Fargo may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the Loan Agreement would result in an increase in the interest rate on any amounts outstanding.

Borrowing availability under the facility as of December 31, 2009, was $0.1 million. Outstanding borrowings were $27 million and $1.8 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $20.0 million to be long-term debt as of December 31, 2009. As of December 31, 2009, the Company was in compliance with all the covenants under this facility.

Note 6:  Convertible Notes

The Company has convertible notes at an interest rate of 8% per annum payable semi-annually that mature in December, 2011 (“Convertible Notes”). The Company may redeem the Convertible Notes for cash at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 2% in the year beginning December 31, 2009 until December 31, 2010 and 0% thereafter.

Effective January 1, 2009, the Company changed its accounting for its convertible notes. Pursuant to the provisions of ASC 470-20-15 (formerly FSP No. APB 14-1), the change in accounting was retrospectively applied to all periods presented. Refer to Note 2.

During 2007, the Company purchased $33.6 million in principal amount of its Convertible Notes at a price of $28.6 million, including $0.7 million for prepayment of interest from the date of the last interest payment to the date of purchase.  The purchase price ranged between 79.8% and 87.5% of the principal amount of such notes.

During early 2008, the Company purchased $5.0 million in principal amount of its Convertible Notes at a price of $4.1 million, including $4,444 for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price was 82% of the principal amount of such notes.

During 2009, the Company purchased $4.9 million in principal amount of its Convertible Notes at a price of $2.2 million, including $54 for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price was 46% of the principal amount of such notes and resulted in a net gain of $2.1 million, which is included as part of interest and other expense in the statement of operations for the year ended December 31, 2009.

Pursuant to the Merger with Tower, each holder of the Convertible Notes immediately prior to the Merger, has the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share. The Company’s obligations under the Convertible Notes are not being guaranteed by Tower.

In addition, following the Merger, Tower has the right to deliver, in lieu of shares, cash or a combination of cash and shares of Tower to satisfy the conversion obligation. The amount of such cash and Tower ordinary shares, if any, will be based on the trading price of Tower’s ordinary shares during the 20 consecutive trading days beginning on the third trading day after proper delivery of a conversion notice.

In connection with the Merger the Convertible Notes, with a face value of $128.2 million, were recorded at the fair value of $108.6 million on the date of the Merger with Tower. The Company has accreted $5.2 million in interest for the year ended December 31, 2009.
As of December 31, 2009, $123.3 million in principal amount of Convertible Notes remains outstanding.

For disclosure purpose, the Convertible Notes fair value of $106.5 million is determined by taking in consideration (i) the market approach, using the last quotations of the notes and (ii) the income approach utilizing the present value method at discount rate with credit worthiness appropriate for the Company.

The Company’s obligations under the Convertible Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidating financial information for such subsidiaries because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the Loan Agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

Upon the occurrence of certain specified fundamental changes, the holders of the Convertible Notes will have the right, subject to various conditions and restrictions, to require the Company to repurchase the Convertible Notes, in whole or in part, at par plus accrued and unpaid interest to, but not including, the repurchase date.

The following table presents the associated interest cost related to the notes for the periods presented which consists of both the contractual interest coupon and amortization of the discount on the liability component:

	Year ended December 31, 2009	Period from September 18, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007
	Successor		Predecessor
Contractual interest recognized	10,061	2,849	7,411	12,719
Discount amortization	5,199	1,452	5,643	8,058
Effective interest rate	14.61%	14.61%	21.17%	21.17%

Note 7: Income Taxes

The Company’s effective tax rate differs from the statutory rate as follows (in thousands):

	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007
	(Successor)		(Predecessor)
Tax (benefit) provision computed at the federal statutory rate	$(1,567)	$562	$(8,262)	$(16,654)
State tax, net of federal provision (benefit)	(3,686)	197	(37)	(44)
In-process research and development	--	630	--	1,785
Permanent items & others	231	66	1,569	(1,897)
Tax-exempt interest	--	--	--	(244)
Valuation allowance	--	--	6,697	17,097
Income tax provision (benefit)	$(5,022)	$1,455	$(33)	$43

The Company’s tax provision is as follows (in thousands):

	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008	Year ended December 28, 2007
	(Successor)		(Predecessor)
Current tax expense:
Federal	$4	$2	$8	$82
State	43	17	32	87
Foreign	3	14	36	29
Total current	50	33	76	198
Deferred tax expense:
Federal	464	1,125	--	--
State	(5,536)	297	(109)	(155)
Total deferred	(5,072)	1,422	(109)	(155)
Income tax provision (benefit)	$(5,022)	$1,455	$(33)	$43

The Company’s effective tax rate for the year ended December 31, 2009 differs from the statutory rate primarily due to the establishment of a valuation allowance mainly due to state tax benefit due to unitary filing of Tower and Jazz tax reports with the state of California.

The Company establishes a valuation allowance for deferred tax assets, when it is unable to conclude that it is more likely than not that such deferred tax assets will be realized. In making this determination the Company evaluates both positive and negative evidence. The state deferred tax assets exceed the reversal of taxable temporary differences. Without other significant positive evidence, the Company has determined that the state deferred tax assets are not more likely than not to be realized.

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes are as follows (in thousands)

	December 31, 2009	December 31, 2008
Deferred tax assets– current:
Net operating loss carryforwards	$1,737	$--
Employees benefits and compensation	2,178	1,906
Accruals, reserves and others	3,435	1,309
Total deferred tax assets	7,350	3,215
Valuation allowance	(173)	--
Total current deferred tax benefit	7,177	3,215
Net deferred tax liability- long-term :
Deferred tax assets -
Net operating loss carryforwards	10,924	9,507
Employees benefits and compensation	3,423	4,871
Other	1,038	1,751
	15,385	16,129
Valuation allowance	(2,063)	--
	13,322	16,129
Deferred tax liability - property, plant and equipment	(1,017)	1,132
Intangible assets	(15,915)	(18,508)
Investment basis difference	(2,922)	(3,142)
Debt discount	(4,663)	(7,360)
Total deferred tax liabilities	(11,195)	(11,749)
Net deferred taxes	$(4,018)	$(8,534)

The future utilization of the Company's net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred.  Additional limitations could apply if ownership changes occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s Merger with Tower. The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $2.1 million for the use in its tax return. Accordingly the Company had at December 31, 2009 federal net operating loss carry forwards of approximately $46.9 million that will begin to expire in 2021 unless previously utilized.

At December 31, 2009, the Company had state net operating loss carry forwards of approximately $94.4 million. The state tax loss carry forwards will begin to expire in 2014, unless previously utilized.

At December 31, 2009, the Company had combined federal and state alternative minimum tax credits of $0.1 million. The alternative minimum tax credits do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Successor	Unrecognized tax benefits
(in thousands)
Balance at January 1, 2009	$1,871
Additions for tax positions of prior year	9,641
Reductions for tax positions of prior year	(583)
Balance at December 31, 2009	$10,929

Successor	Unrecognized tax benefits
(in thousands)
Balance at September 19, 2008	$1,222
Additions based on tax positions related to the current year	649
Additions for tax positions of prior year	--
Reductions for tax positions of prior year	--
Reductions related to purchase accounting deferred tax asset reduction	--
Settlements	--
Balance at December 31, 2008	$1,871

Predecessor	Unrecognized tax benefits
(in thousands)
Balance at January 1, 2007	$--
Additions based on Jazz Semiconductor tax positions for periods prior to acquisition	381
Additions based on tax positions related to the current year	508
Additions for tax positions of prior year	81
Reductions for tax positions of prior year	--
Settlements	--
Balance at December 28, 2007	$970
Additions based on tax positions related to the current year	524
Additions for tax positions of prior year	--
Reductions for tax positions of prior year	--
Reductions related to purchase accounting deferred tax asset reduction	(272)
Settlements	--
Balance at September 18, 2008	$1,222

The Company accounts for its uncertain tax provisions in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2009, the Company had unrecognized tax benefits of $10.9 million. The amount of unrecognized tax benefit that, if recognized and realized, that would affect the effective tax rate is $10.5 million as of December 31, 2009.

        During the fourth quarter of 2009, the Company completed an analysis on its ability to utilize net operating losses under Section 382 of the Internal Revenue Code.  The conclusion reached in the analysis was based on authority that did not meet recognition threshold as provided for in ASC 740.  This position relates to net operating losses that were incurred prior to September 19, 2008.  The $9.6 million increase in the gross unrecognized tax benefit in 2009 has been recorded as a change to a prior year unrecognized tax benefit see under “additions for tax positions of prior year” in the Successor tabular presented above.

At December 31, 2009, it is reasonably likely that $1.3 million of the unrecognized tax benefits will reverse during the next twelve months. The reversal of uncertain tax benefits is primarily related to net operating losses that will be abandoned when the Company liquidates its Chinese subsidiary in 2010.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2006; state and local income tax examinations before 2005; and foreign income tax examinations before 2006. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.

        In connection with the pending liquidation of the Company’s Chinese subsidiary, the Chinese tax authorities completed a review of the historic income tax filings and accepted all our  historic income tax filings.

Note 8:  Employee Benefit Plans

The following information provided recognizes the changes in 2009 and 2008 periodic expenses and benefit obligations due to the bargaining agreement effective May 2, 2008 entered into by the Company with its collective bargaining unit employees.

Postretirement Medical Plan

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):

	Year Ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)		(Predecessor)
Net periodic benefit cost
Service cost	$178	$46	$189
Interest cost	463	126	477
Expected return on plan assets	--	--	--
Amortization of transition obligation/(asset)	--	--	--
Amortization of prior service costs	--	--	(509)
Amortization of net (gain) or loss	57	--	--
Total net periodic benefit cost	$698	$172	$157
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$--	$--	$(9,552)
Net (gain) or loss for the period	19	1,338	(19)
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	--	--	509
Amortization of net gain or (loss)	(57)	--	--
Total recognized in other comprehensive income	$(38)	$1,338	$(9,062)
Total recognized in net periodic benefit cost and other comprehensive income	$660	$1,510	$(8,905)
Weighted average assumptions used:
Discount rate	6.10%	7.00%	6.50%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for current year	9.00%	9.00%	9.00%
Ultimate rate	5.00%	5.00%	5.00%
Year the ultimate rate is reached	2015	2014	2014
Measurement date	December 31, 2009	December 31, 2008	September 18, 2008

Impact of one-percentage point change in assumed health care cost trend rates as of December 31, 2009:	Increase	Decrease
Effect on service cost and interest cost	$121	$(104)
Effect on postretirement benefit obligation	$1,340	$(1,083)

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Year Ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)		(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$7,688	$6,226	$15,271
Service cost	178	46	189
Interest cost	463	126	477
Benefits paid	(116)	(48)	(140)
Change in plan provisions	--	--	(9,552)
Actuarial loss (gain)	19	1,338	(19)
Benefit obligation end of period	$8,232	$7,688	$6,226
Change in plan assets:
Fair value of plan assets at beginning of period	$--	$--	$--
Actual return on plan assets	--	--	--
Employer contribution	116	48	140
Benefits paid	(116)	(48)	(140)
Fair value of plan assets at end of period	$--	$--	$--
Funded status	$(8,232)	$(7,688)	$(6,226)
Amounts recognized in statement of financial position:
Non-current assets	$--	$--	$--
Current liabilities	(199)	(180)	(113)
Non-current liabilities	(8,033)	(7,508)	(6,113)
Net amount recognized	$(8,232)	$(7,688)	$(6,226)
Weighted average assumptions used:
Discount rate	6.30%	6.10%	7.00%
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	10.00%	9.00%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year the ultimate rate is reached	2017	2015	2014

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits ($)
2010	199
2011	224
2012	251
2013	275
2014	328
2015 – 2019	2,298

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

The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

	Year Ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)		(Predecessor)
Net periodic benefit cost
Service cost	$306	$101	$472
Interest cost	679	203	454
Expected return on plan assets	(537)	(189)	(458)
Amortization of transition obligation/(asset)	--	--	--
Amortization of prior service costs	--	--	--
Amortization of net (gain) or loss	192	--	--
Total net periodic benefit cost	$640	$115	$468

Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$--	$--	$--
Net (gain) or loss for the period	(1,415)	2,804	432
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	--	--	--
Amortization of net gain or (loss)	(192)	--	--
Total recognized in other comprehensive income	$(1,607)	$2,804	$432
Total recognized in net periodic benefit cost and other comprehensive income	$(967)	$2,919	$900
Weighted average assumptions used:
Discount rate	6.20%	7.00%	6.40%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year ending:
Transition obligation (asset)	$--	$--	$--
Prior service cost	--	--	--
Net actuarial (gain) or loss	$--	$192	$--

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Year Ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)		(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$11,101	$9,961	$10,260
Service cost	306	101	472
Interest cost	679	203	454
Benefits paid	(241)	(47)	(118)
Change in plan provisions	--	--	--
Actuarial loss (gain)	94	883	(1,107)
Benefit obligation end of period	$11,939	$11,101	$9,961
Change in plan assets
Fair value of plan assets at beginning of period	$6,995	$8,560	$7,957
Actual return on plan assets	2,046	(1,732)	(1,080)
Employer contribution	453	214	1,801
Benefits paid	(241)	(47)	(118)
Fair value of plan assets at end of period	$9,253	$6,995	$8,560
Funded status	$(2,686)	$(4,106)	$(1,401)
Accumulated benefit obligation	$(11,939)	$(11,101)	$(9,961)
Amounts recognized in statement of financial position
Non-current assets	$--	$--	$--
Current liabilities	--	--	--
Non-current liabilities	(2,686)	(4,106)	(1,401)
Net amount recognized	$(2,686)	$(4,106)	$(1,401)
Weighted average assumptions used
Discount rate	6.20%	6.20%	7.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2010	$366
2011	401
2012	454
2013	512
2014	585
2015 – 2019	$3,862

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

The Company’s pension plan weighted average asset allocations at December 31, 2008 by asset category are as follows:

Asset Category:	December 31, 2009	Target allocation 2010
Equity securities	71%	65 – 75%
Debt securities	29%	25 – 35%
Real estate	0%	0%
Other	0%	0%
Total	100%	100%

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

Note 9:  Stockholders’ Equity

Common Stock

Pursuant to the Merger with Tower, each share of the Company’s common stock not held by Tower, Merger Sub or the Company was automatically converted into and represents the right to receive 1.8 ordinary shares of Tower. Cash was paid in lieu of fractional shares. In connection with the Merger with Tower, the Company amended its Certificate of Incorporation to decrease the authorized shares of the Company’s common stock from 200 million shares to 100 shares.

The number of outstanding shares of Jazz’s common stock at December 31, 2009 was 100, all of which are owned by Tower.

Warrants

Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock, that were originally issued in 2006 and that were outstanding immediately prior to the effective date of the Merger were assumed by Tower and became exercisable for Tower ordinary shares. Each such warrant formerly exercisable  to purchase one share of the Company’s common stock became exercisable to purchase  1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the exercise price of $5.00 immediately prior to the effective date of the merger divided by the exchange ratio of 1.8. Fractional ordinary shares of Tower were rounded up to the nearest whole number.

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

The number of outstanding warrants to purchase Tower's ordinary shares at December 31, 2009 was 59.5 million.

Stock Options

The Predecessor Company recorded $0.6 million and $0.5 million of compensation expense for the period ended September 18, 2008 and year ended December 28, 2007 relating to the issuance of non-statutory stock options to employees and non-employee members of the Board.

Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective date of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. The Company recorded $81 thousand of compensation expenses for the year ended December 31, 2009 for modifications of these existing options pursuant to the Merger.

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

During 2009, Tower awarded 2,690,000 non-qualified stock options to the Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $0.29. The Company recorded $250 thousand of compensation expenses relating to options granted to employees, for the year ended December 31, 2009.

The following table summarizes stock option award activity for the periods ended December 31, 2009, December 31, 2008 and September 18, 2008:

	Number of options	Weighted average exercise price per option
(Successor)	(in thousands)
Outstanding at December 31, 2008	3,583	$1.12
Granted	2,690	0.29
Exercised	(3)	0.58
Cancelled or expired	(322)	1.05
Outstanding at December 31, 2009	5,948	0.76
Options exercisable at December 31, 2008	1,849	$1.44

	Number of options	Weighted average exercise price per option
(Successor)	(in thousands)
Outstanding at September 19, 2008	5,258	$1.56
Granted	855	0.46
Exercised	--	--
Cancelled or expired	(2,530)	1.81
Outstanding at December 31, 2008	3,583	1.12
Options exercisable at December 31, 2008	1,063	$1.55

	Number of Options	Weighted average exercise price per option
(Predecessor)	(in thousands)
Outstanding at December 31, 2006	--	$--
Granted	2,660	3.22
Exercised	--	--
Cancelled or expired	(99)	3.25
Outstanding at December 28, 2007	2,561	$3.22
Granted	604	1.09
Exercised	--	--
Cancelled or expired	(244)	2.92
Outstanding at September 18, 2008	2,921	$2.80

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2009 were as follows:

Options Outstanding:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
($)	(In thousands)	($)	(In years)
0.29 – 0.95	4,358	0.39	7.29
1.40 – 1.88	1,590	1.77	7.38
	5,948	0.76	7.31

Options Exercisable:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
($)	(In thousands)	($)	(In years)
0.32 – 1.00	538	0.61	8.11
1.01 – 2.00	1,311	1.78	7.37
	1,849	1.44	7.59

Note 10:  Related Party Transactions:

	December 31, 2009	December 31, 2008
Due from related party (included in the accompanying balance sheets)	$25	$54
Due to related parties (included in the accompanying balance sheets).	$7,799	$1,593

Related party balances are with Tower and HHNEC and are mainly for purchases and payments on behalf of the other party, tools sale and service charges.

Note 11:  Segment and Geographic Information

ASC Topic 280 “Segment Reporting”, requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in one business segment: the manufacturing and process design of semiconductor wafers.

Revenues are derived principally from customers located within the United States.

Long-lived assets consisting of property, plant and equipment and intangible assets are primarily located within the United States.

Note 12:  Commitments and Contingencies

Leases

The Company leases its fabrication facilities, land and headquarters from Conexant under non-cancelable operating leases through March 2017. The Company has the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. The Company’s rental payments under these leases consist solely of its pro rata share of the expenses incurred by Conexant in the ownership of these buildings and applicable adjustments for increases in the consumer price index. These expenses include property taxes, building insurance, depreciation and common area maintenance and are included in operating expenses in the accompanying consolidated statements of operations. The Company is not permitted to sublease space that is subject to the leases with Conexant without Conexant’s prior approval. The Company also leases office and warehouse facilities from third parties. In connection with the acquisition of Jazz Semiconductor, the Company and Conexant executed amendments to the leases. Under the lease amendments, the Company’s headquarters may be relocated one time no earlier than 12 months from the completion of the acquisition of Jazz Semiconductor to another building within one mile of the Company’s current location at Conexant’s option and expense subject to certain conditions. The amount allocated to facilities leases represents the fair value of acquired leases calculated as the difference between market rates for similar facilities in the same geographical area and the rent the Company is estimated to pay over the life of the leases, discounted back over the life of the lease.

Aggregate rental expense under operating leases, including amounts paid to Conexant, was approximately, $2.4 million  for the year ended December 31, 2009 and $0.7 million and $2.0 million for the periods ended December 31, 2008 and September 18, 2008, respectively.

As of December 31, 2009, future minimum payments under operating leases are primarily due to Conexant and these costs have been estimated based on the actual costs incurred during 2009 and when applicable have been adjusted for increases in the consumer price index.

In January 2010, Conexant announced that it has agreed to sell the Company’s fabrication facilities, land and headquarters to City Ventures LLC, a residential and mixed-use developer of California urban real estate projects and that Conexant expects the sale to be completed by the end of March 2010. The Company expects no material impact of this sale on its operations and business.

Future minimum payments under non-cancelable operating leases are as follows:

	Payment Obligations by Year (in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$2,300	$2,300	$2,300	$2,300	$2,300	$5,053	$16,553

Supply Agreement

The Company has a fifteen-year, guaranteed supply agreement for certain gases used in the Company’s manufacturing process that expires July 12, 2014. The agreement specifies minimum purchase commitments and contains a termination fee that is adjusted downward on each of the agreement’s anniversary dates. The initial minimum purchase commitment of approximately $1.0 million annually is adjusted based on supplemental gas purchases, wage increases for the labor portion of the minimum purchase commitment and price increases for supplemental product. If the Company were to terminate the supply agreement prior to July 12, 2014, the termination fee would be approximately $3.0 million.

Purchases under this agreement were approximately, $2.9 million for the year ended December 31, 2009 and $0.9 million and $2.2 million for the periods ended December 31, 2008 and September 18, 2008, respectively.

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

Litigation and Claims

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, in October 2008, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. The case was tried before an administrative law judge (“Judge”) in July 2009. In September, 2009, the Judge ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the Judge’s determination on patent invalidity.   In March 2010 the ITC determined that there is no ITC violation and the LSI patent has been ruled to be invalid.

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

Indemnification

The Company has entered into contracts with customers in which the Company provides certain indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer’s use of the Company’s intellectual property. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and estimatable.

Note 13: Valuation Account

		Additions
	Balance at the beginning of the period	Charges related to purchase accounting (A)	Charged to costs and expenses	Deductions		Balance at the end of the period
Allowance for doubtful accounts receivable:
(Successor)
Year ended December 31, 2009	$852	$--	$714	$(689	)(B)	$877
Period from September 19, 2008 through December 31, 2008	$--	$974	$(314)	$192	(B)	$852
(Predecessor)
Period from December 29, 2007 through September 18, 2008	$793	$--	$315	$(134	)(B)	$974
Year ended December 28, 2007	$--	$967	$97	$(271	)(B)	$793

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.  Based on its assessment using those criteria, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The following presents aggregate fees billed to us by Deloitte & Touche, our current principal accountants for the years ended December 31, 2009 and December 31, 2008 and by Ernst & Young, our former principal accountants, for the year ended December 28, 2007  and the first three quarters of 2008. All of the fees described below were pre-approved by our audit committee.

Audit Fees. Audit fees billed by Deloitte & Touche were $255,000 for the year ended December 31, 2009.  Audit fees billed were $100,000 for the year ended December 31, 2008. These fees billed by Deloitte & Touche were for professional services rendered for year-end audit of our annual financial statements only and do not include the reviews of our quarterly financial statements and the registration statement filed in connection with Tower’s acquisition performed by Ernst & Young, which amounted to $433,400. Audit fees billed were $533,975 for the year ended December 28, 2007, were for professional services rendered for year-end audit of our annual financial statements, reviews of the proxy statement filed in connection with our acquisition of Jazz Semiconductor, reviews in connection with our issuance of convertible notes and consultations on matters that arose during our audit.

Audit-Related Fees. For the years ended December 31, 2009 audit-related fees billed were $86,000 in connection with the Sarbanes- Oxley.  Audit-related fees billed were nil for the year ended December 31, 2008. Audit-related fees billed were $139,480 for the year ended December 28, 2007, in connection with due diligence services relating to our acquisition of Jazz Semiconductor.

Tax Fees. Tax fees billed were nil for the years ended December 31, 2009 and 2008. Tax fee billed were $35,000 for the year ended December 28, 2007.

All Other Fees. There were no other fees billed for the years ended December 31, 2009, December 31, 2008 or December 28, 2007.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements Schedules and Exhibits.

(1)	The following financial statements are included in Item 8:

i)     Jazz Technologies, Inc.
Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholder’s Equity (Successor)
Statement of Stockholders’ Equity (Predecessor)
Statements of Cash Flows
Notes to Financial Statements

ii)    Jazz Semiconductor, Inc.
Report of Independent Registered Public Accounting Firm
Balance Sheet
Statements of Operations
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules: None

(3)	Listing of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2008.

3.2	Amended and Restated Bylaws — Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007.

4.1	Specimen Unit Certificate — Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

4.2	Specimen Common Stock Certificate — Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

4.3	Specimen Warrant Certificate — Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-128058).

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

4.6
Indenture, dated December 19, 2006, between the Registrant and U.S. Bank National Association, as trustee, including Form of 8% Convertible Note due 2011 — Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2007.

Exhibit No.	Description
4.7
Supplemental Indenture, dated April 3, 2007, among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Jazz/Hua Hong, LLC, Jazz IT Holding, LLC and U.S. Bank National Association, as trustee  — Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

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

4.10
Consent between the Registrant and ThinkEquity Partners LLC dated February 14, 2007 — Incorporated by reference to Exhibit 99.9 to the Schedule 13D filed by Gilbert F. Amelio and Acquicor Management LLC Report on March 20, 2007.

4.11
Consent between the Registrant and ThinkEquity Partners LLC dated September 4, 2007 — Incorporated by reference to Exhibit 99.11 to the Schedule 13D filed by Gilbert F. Amelio and Acquicor Management LLC Report on February 11, 2008.

4.12
Waiver, dated September 4, 2007, among the Registrant, ThinkEquity Partners LLC and each of Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar — Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-146546)

4.13
Second Supplemental Indenture by and among Jazz Technologies, Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association, dated as of September 19, 2008 -- Incorporated by reference to Exhibit 4.1 to Jazz Technologies’ Current Report on Form 8-K filed on September 25, 2008.

4.14
Assumption Agreement by and among Jazz Technologies, Tower Semiconductor, Ltd. and Continental Stock Transfer & Trust Company, dated as of September 19, 2008 -- Incorporated by reference to Exhibit 4.2 to Jazz Technologies’ Current Report on Form 8-K filed on September 25, 2008.

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

*10.5	2006 Equity Incentive Plan, as amended — Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2007.

*10.6	Form of Option Agreement under the 2006 Equity Incentive Plan — Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-143022).

Exhibit No.	Description
*10.7
Form of Restricted Stock Bonus Agreement under the 2006 Equity Incentive Plan — Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-143022).

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

10.37
First Amendment dated September 6, 2007 to the Amended and Restated Loan and Security Agreement among the Registrant, as parent guarantor, Jazz Semiconductor, Inc., and Newport Fab, LLC, as borrowers, Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, Wachovia Capital Finance Corporation (Western), as administrative agent, and the lenders from time to time party thereto — Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

10.38
Second Amendment to Amendment and Restated Loan and Security Agreement dated as of January 28, 2008 among Jazz Semiconductor, Inc, Newport Fab, LLC (d/b/a Jazz Semiconductor Operating Company), Jazz Technologies, Inc. and Wachovia Capital Finance Corporation (Western), in its capacity as agent for various lenders.

†10.39
Settlement Agreement  dated as of July 31, 2007 between the Registrant and the TC Group, L.L.C. as stockholders’ representative  — Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

*10.40
Form of Change of Control Agreement entered into between the Registrant and each of Gilbert F. Amelio, Paul A. Pittman and Allen R. Grogan — Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

*10.41
Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors — Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.42
Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 — Incorporated by reference to Exhibit 3.1 to Jazz Technologies’ Current Report on Form 8-K filed on September 25, 2008.

10.43
First Amendment dated March 17, 2009 to the  Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.44
Second Amendment dated July 16, 2009 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.45
Agreement and Plan of Merger and Reorganization by and among Tower Semiconductor Ltd., Armstrong Acquisition Corp. and Jazz Technologies, dated as of May 19, 2008 — Incorporated by reference to Exhibit 2.1 to Jazz Technologies’ Current Report on Form 8-K filed on May 20, 2008.

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

JAZZ TECHNOLOGIES, INC.

By:	/s/ RAFI MOR
Rafi Mor
Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Rafi Mor and Susanna H. Bennett his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ RAFI MOR	Principal Executive Officer	March 23, 2010
Rafi Mor	(Principal Executive Officer)

/s/ SUSANNA H. BENNETT	Chief Financial Officer	March 23, 2010
Susanna H. Bennett	(Principal Financial and Accounting Officer)

Index to Exhibits

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).