Form 10-Q
period 2010-03-31
Jazz Technologies, Inc.
filed 2010-05-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,988	$28,622
Receivables: Trade receivables, net of allowance for doubtful accounts of $855 and $877 at March 31, 2010 and December 31, 2009, respectively	28,106	23,664
Due from related party	387	25
Inventories	11,801	11,828
Deferred tax asset	5,219	7,177
Prepaid expenses and other current assets	3,304	2,918
Total current assets	81,805	74,234
Property, plant and equipment, net	95,570	96,194
Investments	17,100	17,100
Intangible assets, net	51,870	53,029
Goodwill	7,000	7,000
Other assets	174	203
Total assets	$253,519	$247,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt from banks	$12,000	$7,000
Accounts payable	15,881	14,267
Due to related party	5,397	7,799
Accrued compensation and benefits	7,134	5,862
Deferred revenues	3,011	2,506
Accrued interest	2,500	577
Other current liabilities	6,645	6,003
Total current liabilities	52,568	44,014
Long term liabilities:
Long-term debt from banks	10,000	20,000
Convertible notes	112,302	110,971
Deferred tax liability	11,195	11,195
Accrued pension, retirement medical plan obligations and other long-term liabilities	11,923	11,734
Total liabilities	197,988	197,914
Stockholder’s equity:
Additional paid-in capital	50,070	50,070
Cumulative stock based compensation	590	427
Accumulated other comprehensive loss (*)	(1,293)	(1,344)
Retained earnings	6,164	693
Total stockholders’ equity	55,531	49,846
Total liabilities and stockholders’ equity	$253,519	$247,760

(*)	Accumulated other comprehensive loss includes mainly net changes between pension plan assets and employees benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net revenues	$53,906	$29,179
Cost of revenues	33,972	27,655
Gross profit	19,934	1,524
Operating expenses:
Research and development	3,281	2,457
Selling, general and administrative	4,334	4,042
Amortization of intangible assets	197	197
Total operating expenses	7,812	6,696
Operating income (loss)	12,122	(5,172)
Financing expense, net	(3,992)	(3,946)
Net income (loss) before income taxes	8,130	(9,118)
Income tax benefit (expense)	(2,659)	1,277
Net income (loss)	$5,471	$(7,841)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Operating activities:
Net income (loss)	$5,471	$(7,841)
Adjustments to reconcile net (loss) income for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	7,757	6,124
Convertible notes accretion and amortization of deferred financing costs	1,360	1,213
Stock based compensation expense	163	53
Changes in operating assets and liabilities:
Receivables	(4,442)	7,827
Inventories	27	2,788
Prepaid expenses and other current assets	14	382
Deferred tax assets	1,958	--
Accounts payable	1,440	(3,937)
Due to related party, net	(2,764)	618
Accrued compensation and benefits	1,272	(1,341)
Deferred Revenue	505	221
Accrued interest	1,923	(2,579)
Other current liabilities	642	1,234
Deferred tax liability	--	(1,282)
Accrued pension, retirement medical plan obligations and long-term liabilities	189	937
Net cash provided by operating activities	15,515	4,417
Investing activities:
Purchases of property and equipment	(5,800)	(3,096)
Purchases of intangible assets	(400)	--
Net cash used in investing activities	(6,200)	(3,096)
Financing activities:
Short-term debt from bank	(5,000)	--
Net cash used in financing activities	(5,000)	--
Effect of foreign currency on cash	51	--
Net increase in cash and cash equivalents	4,366	1,321
Cash and cash equivalents at beginning of period	28,622	27,574
Cash and cash equivalents at end of period	$32,988	$28,895

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:

Investments in property, plant and equipment	$3,423	$2,176
Interest paid	$711	$5,351
Tax paid	$318	$--

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010

Note 1:   Organization

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz,” “Company” refers to the business of Jazz Technologies, Inc., and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. References to the “Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to the “Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

The Company

Jazz, formerly known as Acquicor Technology Inc., was incorporated in Delaware on August 12, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more domestic and/or foreign operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination.

The Company is based in Newport Beach, California and following the acquisition of Jazz Semiconductor, became an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes. The Company’s semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Note 2:   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

We prepare our consolidated financial statements in accordance with SEC and US GAAP requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows for all periods presented. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2010 and December 31, 2009, and the consolidated results of its operations and cash flows for the three months ended March 31, 2010 and 2009. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2010 presentation.

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

Comprehensive Loss

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(In thousands)
Net income (loss)	$5,471	$(7,841)
Foreign currency translation adjustment	51	--
Comprehensive income ( loss)	$5,522	$(7,841)

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of March 31, 2010 and December 31, 2009 consists of the following customers:

	March 31, 2010	December 31, 2009
R F Micro Devices	35%	35%
Skyworks	14%	14%

Net revenues from significant customers representing 10% or more of net revenues consist of the following:

	Three months ended March 31, 2010	Three months ended March 31, 2009
R F Micro Devices	34%	26%
Skyworks	14%	16%

As a result of the Company’s concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of products sold to these customers or a change in their financial position could materially and adversely affect the Company’s consolidated financial position, results of operations and cash flows.

The Company operates a single manufacturing facility located in Newport Beach, California. A major interruption in the manufacturing operations at this facility would have a material adverse affect on the consolidated financial position and results of operations of the Company.

Accounting Standards Codification

Effective July 1, 2009, the FASB Accounting Standards Codification ("FASB ASC" or "the Codification") is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The adoption of the FASB ASC does not impact the Company’s consolidated financial statements, however, the Company’s references to accounting literature within its notes to the condensed consolidated financial statements have been revised to conform to the Codification.

Initial Adoption of New Standards

ASU 2009-5 - Fair Value Measurement and Disclosures of Liabilities

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update No. 2009-05 (“ASU”), Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses the quoted price of the identical or similar liability or identical or similar liability when traded as an asset 2. Other valuation technique that is consistent with the principles of topic 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include an adjustment to the fair value due to the restriction that prevents the transfer of the liability. In addition, a quoted price in an active market for the identical liability when traded as an asset with no further adjustments required is considered to be Level 1 fair value measurement. The adoption of this update did not have impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2010-6 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

ASU 2010-9- Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”, that amended its guidance on subsequent events. SEC filers are not required to disclose the date through which an entity has evaluated subsequent events.  The amended guidance was effective upon issuance for all entities.

Recently Issued Accounting Standards

ASU 2009-13- Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update will also replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

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

ASU 2010-17- Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force)

In April 2010, the FASB issued Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force). The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1. Be commensurate with either of the following:

a. The vendor’s performance to achieve the milestone

b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone

2. Relate solely to past performance

3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

The update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2010 - 13 - Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010 the FASB issued this ASU to clarify the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.

This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be classified as an equity award. The update is effective for periods beginning after December 15, 2010. The adoption of this update is not expected to have impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Raw material	$1,400	$1,879
Work in process	8,976	7,739
Finished goods	1,425	2,210
	$11,801	$11,828

Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2010 and December 31, 2009 (in thousands):

	Useful life (In years)	March 31, 2010	December 31, 2009
Building improvements	10-12	$24,230	$24,230
Machinery and equipment	7	97,081	91,107
Furniture and equipment	5-7	2,203	2,203
Computer software	3	850	850
		124,364	118,390
Accumulated depreciation		(28,794)	(22,196)
		$95,570	$96,194

Intangible Assets

Intangible assets consist of the following at March 31, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$316	$1,984
Patents and other core technology rights	9	15,100	2,578	12,522
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	266	2,334
Trade name	9	5,200	888	4,312
Facilities lease	19	33,500	2,782	30,718
Total identifiable intangible assets	14	$60,500	$8,630	$51,870

Intangible assets consist of the following at December 31, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$217	$2,083
Patents and other core technology rights	9	15,100	2,159	12,941
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	222	2,378
Trade name	9	5,200	744	4,456
Facilities lease	19	33,500	2,329	31,171
Total identifiable intangible assets	14	$60,500	$7,471	$53,029

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
Remainder of 2010	$2,898	$593	$3,491
2011	3,847	787	4,634
2012	3,847	787	4,634
2013	3,815	787	4,602
2014	3,597	787	4,384
Thereafter	26,605	3,520	30,125
Total expected future amortization expense	$44,609	$7,261	$51,870

The amortization related to technology, patents, other core technologies, and the facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Credit Facility

Borrowing availability under the facility as of March 31, 2010, was $8.6 million. Outstanding borrowings were $22 million and $1.8 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $10.0 million to be long-term debt as of March 31, 2010. As of March 31, 2010, the Company was in compliance with all the covenants under this facility.

Note 5:   Income Taxes

         The Company’s effective tax rate for the three months ended March 31, 2010 differs from the statutory rate primarily due to the state full valuation allowances, the federal Domestic Production Activities Deduction and the NOLs carry forward from previous years.

At March 31, 2010, it is reasonably likely that $1.3 million of the unrecognized tax benefits will reverse during the next twelve months. The reversal of uncertain tax benefits is primarily related to net operating losses that will be abandoned if the Company liquidates its Chinese subsidiary in 2010.

 Note 6:    Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three months ended March 31, 2010 were $0.2 million. The amounts for the pension and other post retirement benefit plans gain for the three months ended March 31, 2009 were $0.2 million. As of March 31, 2010 the Company does not have sufficient information to estimate the effect of recent announced health reform, if any.

Note 7:     Employee Stock Option Expense

During the three months ended March 31, 2010, Tower awarded 228,000 non-qualified stock options exercisable to Tower ordinary shares to Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.28. The Company recorded $153,149 of compensation expenses relating to options granted to employees, for the three months ended March 31, 2010. The Company recorded $24,864 million of compensation expenses relating to employees options, during the corresponding periods in 2009.

Note 8:     Related Party Transactions

	As of March 31, 2010	As of December 31, 2009
Due from related party (included in the accompanying balance sheets)	$387	$25
Due to related party (included in the accompanying balance sheets)	$5,397	$7,799

Related party balances are with Tower and HHNEC and are mainly for purchases and payments on behalf of the other party, tools sale and service charges.

Note 9:   Litigation

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, in October 2008, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. In September, 2009, the administrative law judge ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the Judge’s determination on patent invalidity. In March 2010, the full ITC commission determined that there is no ITC violation, found the LSI patent claims to be invalid, and terminated the ITC investigation.

In connection with the Company’s aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of the Company specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement (“SSA”). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the merger of Tower and Jazz. There is no assurance when, if at all, an SSA will be reached.

Note 10:   Leases

The Company leases the use of its fabrication facilities from Conexant under non-cancellable operating leases that expire March 12, 2017 and has the unilateral option to extend the terms of each of these leases for two consecutive five-year periods ending in 2027. Under the leases, as amended, the Company’s headquarters offices may be relocated once to another building within one mile of its current location, at Conexant’s option and expense, subject to certain conditions. In January 2010, Conexant announced that it had agreed, subject to closing conditions, to sell the Company’s fabrication facilities, land and headquarters to a residential and mixed-use developer of California urban real estate projects. In March 2010, it was announced that the agreement for the proposed sale by Conexant had been terminated.

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

RESULTS OF OPERATIONS

 For the three months ended March 31, 2010, we had a net profit of $5.5 million compared to a net loss of $7.8 million for the three months ended March 31, 2009.

 The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31, 2010	March 31, 2009
Net revenues	100%	100%
Cost of revenues	63.0	94.8
Gross profit	37.0	5.2
Operating expenses:
Research and development	6.1	8.4
Selling, general and administrative	8.0	13.9
Amortization of intangible assets	0.4	0.7
Total operating expenses	14.5	22.9
Operating income (loss)	22.5	(17.7)
Financing expense, net	7.4	13.5
Income tax benefit (expense)	(4.9)	4.4
Net income (loss)	10.2%	(26.9)%

Comparison of three Months Ended March 31, 2010 and March 31, 2009

Revenues

Our net revenues for the three months ended March 31, 2010 amounted to $53.9 million as compared to $29.2 million for the corresponding period in 2009. The $24.7 million or 85% increase in revenues was mainly due to higher shipments following the worldwide increase in demand in the semiconductor industry and specialty foundry business in the three months ended March 31, 2010 as compared to the same period in 2009 which was influenced by the worldwide economic downturn.

Cost of Revenues

Our cost of revenues increased to $34.0 million for the three months ended March 31, 2010 compared to $27.7 million for the corresponding period in 2009. This relative low increase of $6.3 million or 23%  in cost of revenues as compared with the 85% increase in revenue is mainly due to cost reduction efforts which  resulted in lower labor and overhead cost for the three months ended March 31, 2010 in addition to negotiating more favorable pricing for materials and supplies.

Gross Profit

Gross profit increased to $19.9 million in the three months ended March 31, 2010 as compared to $1.5 million in the corresponding period in 2009. Such $18.4 million increase in gross profit was primarily attributed to the above mentioned $24.7 million increase in revenues which was partially offset by $6.3 million higher cost of revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 increased by $1.1 million to $7.8 million, as compared to $6.7 million in the three months ended March 31, 2009. The increase in operating expenses results mainly from higher research and development costs as well as expenses directly resulted from the increase in revenues.

Financing Expense, Net

Financing expense, net for the three months ended March 31, 2010 amounted to $4.0 million, similar to the amount for the three months ended March 31, 2009, relating mainly, to our convertible notes.

Income tax benefit (expense)

Income tax expense amounted to $2.7 million in the three months ended March 31, 2010, as compared to income tax benefit of $1.3 million in the three months ended March 31, 2009, due to the operating income in the three months ended March 31, 2010 as compared to the operating loss in the three months ended March 31, 2009. The Company’s effective tax rate for the three months ended March 31, 2010 differs from the statutory rate primarily due to the state full valuation allowances and the NOLs carry forward from previous years.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5227335. Following the initial filing, in October 2008, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. In September, 2009, the administrative law judge ("Judge") ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the Judge’s determination on patent invalidity. In March 2010, the full ITC commission determined that there is no ITC violation, found the LSI patent claims to be invalid, and terminated the ITC investigation.

In connection with the Company’s aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of the Company specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement (“SSA”). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the merger of Tower and Jazz. There is no assurance when, if at all, an SSA will be reached.

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-Q, you should carefully consider the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

Date: May 14, 2010	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)