Form 10-Q
period 2010-06-30
Jazz Technologies, Inc.
filed 2010-08-13
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company☐

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,061	$28,622
Receivables: Trade receivables, net of allowance for doubtful accounts of $670 and $877 at June 30, 2010 and December 31, 2009, respectively	30,975	23,664
Due from related party	888	25
Inventories	13,262	11,828
Deferred tax asset	5,219	7,177
Prepaid expenses and other current assets	2,416	2,918
Total current assets	92,821	74,234

Property, plant and equipment, net	98,033	96,194
Investments	17,100	17,100
Intangible assets, net	50,711	53,029
Goodwill	7,000	7,000
Other assets	312	203
Total assets	$265,977	$247,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt from banks	$12,000	$7,000
Accounts payable	14,240	14,267
Due to related party	4,867	7,799
Accrued compensation and benefits	7,670	5,862
Deferred revenues	3,171	2,506
Accrued interest	4,939	577
Other current liabilities	9,070	6,003
Total current liabilities	55,957	44,014
Long term liabilities:
Long-term debt from banks	10,000	20,000
Convertible notes	113,722	110,971
Deferred tax liability	11,195	11,195
Accrued pension, retirement medical plan obligations and other long-term liabilities	11,991	11,734
Total liabilities	202,865	197,914
Stockholder’s equity:
Additional paid-in capital	50,070	50,070
Cumulative stock based compensation	732	427
Accumulated other comprehensive loss (*)	(1,298)	(1,344)
Retained earnings	13,608	693
Total stockholders’ equity	63,112	49,846
Total liabilities and stockholders’ equity	$265,977	$247,760

(*)	Accumulated other comprehensive loss includes mainly net changes between pension plan assets and employees benefit obligation, net of taxes. See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net revenues	$60,150	$31,092	$114,056	$60,271
Cost of revenues	35,808	24,142	69,780	51,797
Gross profit	24,342	6,950	44,276	8,474
Operating expenses:
Research and development	3,315	3,441	6,596	5,898
Selling, general and administrative	5,868	3,534	10,202	7,576
Amortization of intangible assets	197	196	394	393
Total operating expenses	9,380	7,171	17,192	13,867
Operating income (loss)	14,962	(221)	27,084	(5,393)
Financing expense and other income, net	(3,984)	(3,279)	(7,976)	(7,225)
Net income (loss) before income taxes	10,978	(3,500)	19,108	(12,618)
Income tax benefit (expense)	(3,534)	1,633	(6,193)	2,910
Net income (loss)	$7,444	$(1,867)	$12,915	$(9,708)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Operating activities:
Net income (loss)	$12,915	$(9,708)
Adjustments to reconcile net (loss) income for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	15,484	9,420
Convertible notes accretion and amortization of deferred financing costs	2,810	2,529
Other income	--	(650)
Stock based compensation expense	305	94
Changes in operating assets and liabilities:
Receivables	(7,311)	5,755
Inventories	(1,434)	2,812
Prepaid expenses and other current assets	902	1,325
Deferred tax assets	1,958	--
Accounts payable	(240)	(3,040)
Due to related party, net	(3,795)	459
Accrued compensation and benefits	1,808	(414)
Deferred Revenue	665	1,200
Accrued interest	4,362	(59)
Other current liabilities	3,067	2,021
Deferred tax liability	--	(2,916)
Accrued pension, retirement medical plan obligations and long-term liabilities	257	(465)
Net cash provided by operating activities	31,753	8,363
Investing activities:
Purchases of property and equipment	(15,560)	(6,114)
Purchases of intangible assets	(400)	(1,000)
Proceeds related to sale and disposal of property and equipment	600	--
Net cash used in investing activities	(15,360)	(7,114)
Financing activities:
Debt repayment	(5,000)	(350)
Net cash used in financing activities	(5,000)	(350)
Effect of foreign currency on cash	46	(106)
Net increase in cash and cash equivalents	11,439	793
Cash and cash equivalents at beginning of period	28,622	27,574
Cash and cash equivalents at end of period	$40,061	$28,367

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:

Investments in property, plant and equipment	$2,381	$--
Interest paid	$878	$5,575
Tax paid	$2,913	$214

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010

Note 1:   Organization

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz”, “Company” refers to the business of Jazz Technologies, Inc., and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. References to the “Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to the “Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

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

Note 2:   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

We prepare our consolidated financial statements in accordance with SEC and U.S. generally accepted accounting principles (“US GAAP”) requirements and include all adjustments of a normal recurring nature that are necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows for all periods presented. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2010 and December 31, 2009, and the consolidated results of its operations and cash flows for the three months and six months ended June 30, 2010 and 2009. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2010 presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

Comprehensive Loss

	Six months ended June 30, 2010	Six months ended June 30, 2009
	(In thousands)
Net income (loss)	$12,915	$(9,708)
Foreign currency translation adjustment	46	(106)
Comprehensive income (loss)	$12,961	$(9,814)

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of June 30, 2010 and December 31, 2009 consists of the following customers:

	June 30, 2010	December 31, 2009
R F Micro Devices	31%	35%
Skyworks	15%	14%

Net revenues from significant customers representing 10% or more of net revenues consist of the following:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
R F Micro Devices	28%	17%	31%	21%
Skyworks	14%	14%	14%	15%

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

Initial Adoption of New Standards

ASU 2009-5 - Fair Value Measurement and Disclosures of Liabilities

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update No. 2009-05 (“ASU”), Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances that  liabilities are measured at fair value, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1). A valuation technique that uses the quoted price of the identical or similar liability or identical or similar liability when traded as an asset (which would be considered Level 1 fair value measurement); or  (2) An other valuation technique that is consistent with the principles of topic 820. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include an adjustment to the fair value due to the restriction that prevents the transfer of the liability. The adoption of this update did not impact the Company’s consolidated financial position, results of operations or cash flows.

ASU 2010-6 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have any effect on the Company’s financial position and results of operations.

ASU 2010-17- Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force)

In April 2010, the FASB issued Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force). The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive as defined in the ASU.

A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

The update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

The update is effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2010 - 13 - Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the FASB issued this ASU to clarify the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.

This update provides amendments to Topic 718 to clarify that also an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should also be classified as an equity award. The update is effective for periods beginning after December 15, 2010. The adoption of this update is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Raw material	$1,786	$1,879
Work in process	9,999	7,739
Finished goods	1,477	2,210
	$13,262	$11,828

Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2010 and December 31, 2009 (in thousands):

	Useful life (In years)	June 30, 2010	December 31, 2009
Building improvements	10-12	$24,230	$24,230
Machinery and equipment	7	102,446	91,107
Furniture and equipment	5-7	2,203	2,203
Computer software	3	850	850
		129,729	118,390
Accumulated depreciation		(31,696)	(22,196)
		$98,033	$96,194

Intangible Assets

Intangible assets consist of the following at June 30, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$414	$1,886
Patents and other core technology rights	9	15,100	2,997	12,103
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	310	2,290
Trade name	9	5,200	1,032	4,168
Facilities lease	19	33,500	3,236	30,264
Total identifiable intangible assets	14	$60,500	$9,789	$50,711

Intangible assets consist of the following at December 31, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$217	$2,083
Patents and other core technology rights	9	15,100	2,159	12,941
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	222	2,378
Trade name	9	5,200	744	4,456
Facilities lease	19	33,500	2,329	31,171
Total identifiable intangible assets	14	$60,500	$7,471	$53,029

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
Remainder of 2010	$1,938	$394	$2,332
2011	3,846	788	4,634
2012	3,846	788	4,634
2013	3,814	788	4,602
2014	3,596	788	4,384
Thereafter	26,607	3,518	30,125
Total expected future amortization expense	$43,647	$7,064	$50,711

The amortization related to technology, patents, other core technologies, and the facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Credit Facility

On June 29, 2010, the Company entered into a Fourth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of September 19, 2008 (the “Wachovia Loan Agreement”), among Jazz as parent guarantor, Wachovia Capital Markets, LLC, as lead arranger, bookrunner and syndication agent, and Wachovia Capital Finance Corporation (Western), as administrative agent (“Wachovia”), and Jazz Semiconductor, Inc. and Newport Fab, LLC, as borrowers.  Pursuant to the terms of the Fourth Amendment to Wachovia Loan Agreement, the maturity date of the revolving credit facility is extended to September 19, 2014, and available credit under the facility is an amount up to $45 million. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the Wachovia Loan Agreement. Loans under the facility will bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.50% to 1.0% or the LIBOR rate (as defined in the Wachovia Loan Agreement) plus a margin ranging from 2.25% to 2.75% per annum.

Borrowing availability under the facility as of June 30, 2010, was $11.3 million. Outstanding borrowings were $22 million and $1.8 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $ 10.0 million to be long-term debt as of June 30, 2010. As of June 30, 2010, the Company was in compliance with all the covenants under this facility.

Note 5:   Notes

On July 9, 2010, the Company, together with its domestic subsidiaries and its parent, Tower Semiconductor Ltd. (“Tower”), entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Company’s outstanding 8% convertible notes due December 2011 (the “Old Notes”). Under the Exchange Agreement, the Participating Holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) with an exchange ratio of 1.175 New Notes for each 1.000 Old Notes. In addition, the participants received warrants to purchase approximately 25.3 million ordinary shares of Tower (the “Tower Warrants”).  On July 15, 2010, the transactions contemplated by the Exchange Agreement were consummated, resulting in the issuance of the New Notes and Tower Warrants in exchange for the Old Notes in accordance with the terms of the Exchange Agreement.

Interest on the unpaid principal amount of the New Notes accrues from the closing date at a rate of 8% per annum.

Interest is payable semiannually on June 30 and December 31 of each year commencing on December 31, 2010. The New Notes are scheduled to mature on June 30, 2015, at which time principal and any accrued and unpaid interest will become due and payable.

The New Notes are governed by an indenture (the “Indenture”) among the Company, its domestic subsidiaries as guarantors and U.S. Bank National Association, a national banking association, as trustee. The New Notes constitute unsecured obligations of the Company, rank on parity in right of payment with all other indebtedness of the Company including the Old Notes, and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the collateral securing such indebtedness. The New Notes shall rank senior to all future indebtedness of the Company to the extent the future indebtedness is expressly subordinated to the New Notes. The New Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries. The Company’s obligations under the Old Notes and New Notes are not guaranteed by Tower.

Beginning July 1, 2013, the Company may redeem some or all of the New Notes for cash at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 4% if redemption occurs prior to July 1, 2014 and 2% if redemption occurs between July 1, 2014 and maturity.

The Indenture contains certain covenants including covenants restricting the Company’s ability and the ability of its subsidiaries to, among other things, incur additional debt, incur additional liens, make specified payments and make certain asset sales.

Holders of the New Notes are entitled, subject to certain conditions and restrictions, to require the Company to repurchase the New Notes at par plus accrued interest and a 1% redemption premium in the event of certain change of control transactions.

 If there is an event of default on the New Notes, all of the New Notes may become immediately due and payable, subject to certain conditions set forth in the Indenture. An event of default under the Indenture will occur if the Company (or in some cases certain of its subsidiaries) (i) is delinquent in making certain payments under the New Notes, (ii) engages in a merger, consolidation or sale of substantially all of the Company’s assets, except as permitted by the Indenture, (iii) fails to deliver certain required notices under the New Notes, (iv) fails, following notice, to cure a breach of any other default under the New Notes or Indenture, (v) incurs certain events of default with respect to other indebtedness, (vi) is subject to certain bankruptcy proceedings or orders or (vii) fails to pay certain judgments.  An event of default will also occur upon the occurrence of certain events relating to the guarantees of the New Notes.

If certain governmental approvals required for the issuance of shares issuable upon exercise of the Tower Warrants are not obtained within 60 days after closing, the New Notes will accrue additional interest at an annual rate of 2% for the next 120 days and 4.5% thereafter, until such approvals are obtained or an opinion of counsel that such approvals are not required is provided to the trustee.  If such approvals or opinion of counsel are not obtained by the one-year anniversary of the issue date, the additional interest will continue to accrue on the New Notes through maturity.

The Company has entered into a Registration Rights Agreement with the Participating Holders pursuant to which the Company agreed to use commercially reasonable efforts to file and cause to be declared effective a registration statement under the Securities Act of 1933 (as amended, the “Securities Act”) covering an offer to the holders of the New Notes to exchange the New Notes for newly-issued notes of the Company on terms identical to the New Notes (except that such newly-issued notes will not be subject to restrictions on transfer).  If the offer is not completed within 180 days of the closing date, the annual interest rate applicable to the New Notes will increase by 1% for so long as the failure continues or until such earlier date as the New Notes become freely tradable under the Securities Act.

As of the date of this report, approximately $43.7 million in aggregate principal amount of Old Notes are outstanding. The Old Notes are convertible into Tower ordinary shares at a price of $4.07 per share, subject to adjustment as set forth in the indenture for the Old Notes.

Note 6:   Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2010 differs from the statutory rate primarily due to the federal Domestic Production Activities Deduction.

At June 30, 2010, it is reasonably likely that $1.3 million of the unrecognized tax benefits will reverse during the next twelve months. The reversal of uncertain tax benefits is primarily related to net operating losses that will be abandoned if the Company liquidates its Chinese subsidiary in 2010.

 Note 7:   Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three and six months ended June 30, 2010 were $0.2 million and $0.5 million, respectively. The amounts for the pension and other post retirement benefit plans expenses for the three and six months ended June 30, 2009 were $0.3 million and $0.7 million, respectively. As of June 30, 2010 the Company does not have sufficient information to estimate the effect of recent announced health reform, if any.

Note 8:   Employee Stock Option Expense

During the six months ended June 30, 2010, Tower awarded 244,500 non-qualified stock options exercisable to Tower ordinary shares to Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.30. The Company recorded $141,883 and $305,296 of compensation expenses relating to options granted to employees, for the three and six months ended June 30, 2010. The Company recorded $41,712 and $94,420 of compensation expenses relating to employees options, during the corresponding periods in 2009.

Note 9:                      Related Party Transactions

	As of June 30, 2010	As of December 31, 2009
Due from related party (included in the accompanying balance sheets)	$888	$25
Due to related party (included in the accompanying balance sheets)	$4,867	$7,799

Related party balances are with Tower and HHNEC and are mainly for purchases and payments on behalf of the other party, tools sale and service charges.

Note 10: Litigation

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Following the initial filing, in October 2008, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. In September, 2009, the administrative law judge ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the Judge’s determination on patent invalidity. In March 2010, the full ITC commission determined that there is no ITC violation, found the LSI patent claims to be invalid, and terminated the ITC investigation. The Company does not know whether any further legal proceedings will be pursued by LSI and cannot predict the outcome thereof.

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

Note 11: Leases

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Report Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

●	anticipated trends in revenues;

●	growth opportunities in domestic and international markets;

●	new and enhanced channels of distribution;

●	customer acceptance and satisfaction with our products;

●	expected trends in operating and other expenses;

●	purchase of raw materials at levels to meet forecasted demand;

●	anticipated cash and intentions regarding usage of cash;

●	changes in effective tax rates; and

●	anticipated product enhancements or releases.

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

RESULTS OF OPERATIONS

 For the six months ended June 30, 2010, we had a net profit $12.9 million compared to a net loss of $9.7 million for the six months ended June 30, 2009.

 The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Six Months Ended
	June 30, 2010	June 30, 2009
Net revenues	100%	100%
Cost of revenues	61.2	85.9
Gross profit	38.8	14.1
Operating expenses:
Research and development	5.8	9.8
Selling, general and administrative	8.9	12.6
Amortization of intangible assets	0.3	0.7
Total operating expenses	15.1	23.0
Operating income (loss)	23.7	(8.9)
Financing expense and other income, net	7.0	12.0
Income tax benefit (expense)	(5.4)	4.8
Net income (loss)	11.3%	(16.1)%

Comparison of six months ended June 30, 2010 and June 30, 2009

Revenues

Our net revenues for the six months ended June 30, 2010 increased by $53.8 million, or 89%, to $114.1 million from $60.3 million in the corresponding period in 2009. This increase is mainly due to higher shipments following the worldwide increase in demand in the semiconductor industry and specialty foundry business in the six months ended June 30, 2010 as compared to the same period in 2009 which was influenced by the worldwide economic downturn and due to our focus in specialty products and our specific product offering.

Cost of Revenues

Our cost of revenues increased to $69.8 million for the six months ended June 30, 2010 from $51.8 million for the corresponding period in 2009. The 35% increase in cost of revenues as compared to the 89% increase in revenue  is mainly due to the higher utilization of the manufacturing facilities and continuing efforts of cost reduction and due to the fact that a significant portion of our costs of revenue are fixed.

Gross Profit

Gross profit increased to $44.3 million in the six months ended June 30, 2010 as compared to $8.5 million in the corresponding period in 2009 reflecting the increased sales and improved margins. Gross profit margin increased to 39% for the six months ended June 30, 2010 as compared to 14% in the corresponding period in 2009

Operating Expenses

Operating expenses for the six months ended June 30, 2010 increased by $3.3 million to $17.2 million, as compared to $13.9 million in the six months ended June 30, 2009. The increase in operating expenses include expenses resulted directly from the increase in revenues. Operating expenses as a percentage of revenue for the six months ended June 30, 2010 were 15% as compared to 23% in the six months ended June 30, 2009.

Financing Expense and Other Income, net

Financing expense and other income, net for the six months ended June 30, 2010 amounted to $8.0 million, as compared to $7.2 million for the six months ended June 30, 2009. Financing expense, net are mainly relating to our convertible notes.

Income Tax Benefit (Expense)

Income tax expense amounted to $6.2 million in the six months ended June 30, 2010, as compared to income tax benefit of $2.9 million in the six months ended June 30, 2009, due to the operating income in the six months ended June 30, 2010 as compared to the operating loss in the six months ended June 30, 2009. The Company’s effective tax rate for the six months ended June 30, 2010 differs from the statutory rate primarily due to the federal Domestic Production Activities Deduction.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Following the initial filing, in October 2008, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. In September, 2009, the administrative law judge (“Judge”) ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the Judge’s determination on patent invalidity. In March 2010, the full ITC commission determined that there is no ITC violation, found the LSI patent claims to be invalid, and terminated the ITC investigation. The Company does not know whether any further legal proceedings will be pursued by LSI and cannot predict the outcome thereof.

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

Item 6.     Exhibits.

Number	Description

4.15	Indenture dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association.
4.16	Registration Rights Agreement dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and holders of the Registrant’s 8% Senior Notes due 2015.
10.46
Third Amendment dated April 21, 2010 to Second Amended and Restated Loan and Security Agreement  dated as of September 19, 2008 by and among, the Registrant, Jazz Semiconductor Inc., Newport Fab, LLC. Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time a party thereto.

10.47
Fourth Amendment dated June 29, 2010 to Second Amended and Restated Loan and Security Agreement  dated as of September 19, 2008 by and among, the Registrant, Jazz Semiconductor Inc., Newport Fab, LLC. Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time a party thereto. Incorporated by reference to Exhibit 10.1 to Jazz Technologies current report on Form 8-K filed on July 1, 2010.

10.48
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011.

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

Date: August 13, 2010	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

4.15	Indenture dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association.
4.16	Registration Rights Agreement dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and holders of the Registrant’s 8% Senior Notes due 2015.
10.46
Third Amendment dated April 21, 2010 to Second Amended and Restated Loan and Security Agreement  dated as of September 19, 2008 by and among, the Registrant, Jazz Semiconductor Inc., Newport Fab, LLC. Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time a party thereto.

10.47
Fourth Amendment dated June 29, 2010 to Second Amended and Restated Loan and Security Agreement  dated as of September 19, 2008 by and among, the Registrant, Jazz Semiconductor Inc., Newport Fab, LLC. Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time a party thereto. Incorporated by reference to Exhibit 10.1 to Jazz Technologies current report on Form 8-K filed on July 1, 2010.

10.48
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)