Form 10-Q
period 2010-09-30
Jazz Technologies, Inc.
filed 2010-11-12
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

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

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)
	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,988	$28,622
Receivables: Trade receivables, net of allowance for doubtful accounts of $130 and $877 at September 30, 2010 and December 31, 2009, respectively	33,197	23,664
Due from related party	1,204	25
Inventories	13,828	11,828
Deferred tax asset	5,219	7,177
Prepaid expenses and other current assets	2,763	2,918
Total current assets	76,199	74,234

Property, plant and equipment, net	123,808	96,194
Investments	17,100	17,100
Intangible assets, net	49,553	53,029
Goodwill	7,000	7,000
Other assets	573	203
Total assets	$274,233	$247,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt from banks	$12,000	$7,000
Accounts payable	13,848	14,267
Due to related party	4,491	7,799
Accrued compensation and benefits	6,973	5,862
Deferred revenues	2,266	2,506
Accrued interest	2,607	577
Other current liabilities	10,701	6,003
Total current liabilities	52,886	44,014
Long term liabilities:
Long-term debt from banks	10,000	20,000
Notes	104,225	110,971
Deferred tax liability	11,195	11,195
Accrued pension, retirement medical plan obligations and other long-term liabilities	11,948	11,734
Total liabilities	190,254	197,914
Stockholder’s equity:
Additional paid-in capital	63,319	50,070
Cumulative stock based compensation	775	427
Accumulated other comprehensive loss (*)	(1,344)	(1,344)
Retained earnings	21,229	693
Total stockholders’ equity	83,979	49,846
Total liabilities and stockholders’ equity	$274,233	$247,760

(*)	Accumulated other comprehensive loss includes mainly net changes between pension plan assets and employees benefit obligation, net of taxes. See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net revenues	$64,019	$44,761	$178,075	$105,032
Cost of revenues	39,158	33,322	108,938	85,119
Gross profit	24,861	11,439	69,137	19,913
Operating expenses:
Research and development	3,451	3,040	10,047	8,938
Selling, general and administrative	3,531	2,101	13,733	9,673
Amortization of intangible assets	197	196	591	593
Total operating expenses	7,179	5,337	24,371	19,204
Operating income	17,682	6,102	44,766	709
Financing expense and other income, net	(6,395)	(2,550)	(14,371)	(9,775)
Net income (loss) before income taxes	11,287	3,552	30,395	(9,066)
Income tax benefit (expense)	(3,666)	4,240	(9,859)	7,150
Net income (loss)	$7,621	$7,792	$20,536	$(1,916)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Operating activities:
Net income (loss)	$20,536	$(1,916)
Adjustments to reconcile net income (loss) for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	23,393	15,990
Notes accretion and amortization of deferred financing costs	4,231	3,864
Loss from notes exchange, net	2,350	--
Other income	(27)	(2,065)
Stock based compensation expense	348	192
Changes in operating assets and liabilities:
Receivables	(9,533)	(578)
Inventories	(2,000)	1,472
Prepaid expenses and other current assets	555	777
Deferred tax assets	1,958	--
Accounts payable	(69)	(2,088)
Due to related party, net	(4,487)	338
Accrued compensation and benefits	1,111	(540)
Deferred Revenue	(240)	973
Accrued interest	2,030	(2,724)
Other current liabilities	4,698	3,109
Deferred tax liability	--	(7,159)
Accrued pension, retirement medical plan obligations and long-term liabilities	214	(319)
Net cash provided by operating activities	45,068	9,326
Investing activities:
Purchases of property and equipment	(48,902)	(8,198)
Purchases of intangible assets	(400)	(1,000)
Proceeds related to sale and disposal of property and equipment	600	--
Net cash used in investing activities	(48,702)	(9,198)
Financing activities:
Debt repayment	(5,000)	(4,776)
Net cash used in financing activities	(5,000)	(4,776)
Effect of foreign currency on cash	--	(75)
Net decrease in cash and cash equivalents	(8,634)	(4,723)
Cash and cash equivalents at beginning of period	28,622	27,574
Cash and cash equivalents at end of period	$19,988	$22,851

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:

Investments in property, plant and equipment	$2,992	$6,585
Warrant contributed by Tower, see Note 5	$13,249	$--
Interest paid	$5,832	$10,865
Tax paid	$3,637	$1,165

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 1:   Organization

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz” or “Company” refers to the business of Jazz Technologies, Inc., and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. References to the “Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to the “Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2010 and December 31, 2009, the consolidated results of its operations for the three months and nine months ended September 30, 2010 and 2009 and the consolidated results of its cash flows for the nine months ended September 30, 2010 and 2009. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2010 presentation.

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

Comprehensive Loss

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(In thousands)
Net income (loss)	$20,536	$(1,916)
Foreign currency translation adjustment	--	(75)
Comprehensive income (loss)	$20,536	$(1,991)

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of September 30, 2010 and December 31, 2009 consists of the following customers:

	September 30, 2010	December 31, 2009
Skyworks	21%	14%
R F Micro Devices	14%	35%
Entropic	12%	8%

Net revenues from significant customers representing 10% or more of net revenues consist of the following:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
R F Micro Devices	18%	36%	27%	27%
Skyworks	15%	12%	15%	14%
Entropic	10%	1%	8%	3%

As a result of the Company’s concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of products sold to these customers or a change in their financial position could materially and adversely affect the Company’s consolidated financial position, results of operations and cash flows.

The Company operates a single manufacturing facility located in Newport Beach, California. A major interruption in the manufacturing operations at this facility could have a material adverse effect on the consolidated financial position and results of operations of the Company.

Initial Adoption of New Standards

ASU 2009-5 - Fair Value Measurement and Disclosures of Liabilities

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2009-05, "Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value", which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances that  liabilities are measured at fair value, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses the quoted price of the identical or similar liability or identical or similar liability when traded as an asset (which would be considered Level 1 fair value measurement); or  (2) another valuation technique that is consistent with the principles of topic 820. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include an adjustment to the fair value due to the restriction that prevents the transfer of the liability. The adoption of this update did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Standards

ASU 2009-13- Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update will also replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price.

The update is effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

This update provides amendments to Topic 718 to clarify that employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should also be classified as an equity award. The update is effective for periods beginning after December 15, 2010. The adoption of this update is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3:  Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Raw material	$3,226	$1,879
Work in process	9,467	7,739
Finished goods	1,135	2,210
	$13,828	$11,828

Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2010 and December 31, 2009 (in thousands):

	Useful life (In years)	September 30, 2010	December 31, 2009
Building improvements	10-12	$24,230	$24,230
Machinery and equipment	7	109,794	91,107
Furniture and equipment	5-7	2,309	2,203
Computer software	3	850	850
Advances on account of property and equipment		25,075	--
		162,258	118,390
Accumulated depreciation		(38,450)	(22,196)
		$123,808	$96,194

Intangible Assets

Intangible assets consist of the following at September 30, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	e4;9	$2,300	$513	$1,787
Patents and other core technology rights	9	15,100	3,417	11,683
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	353	2,247
Trade name	9	5,200	1,177	4,023
Facilities lease	19	33,500	3,687	29,813
Total identifiable intangible assets	14	$60,500	$10,947	$49,553

Intangible assets consist of the following at December 31, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$217	$2,083
Patents and other core technology rights	9	15,100	2,159	12,941
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	222	2,378
Trade name	9	5,200	744	4,456
Facilities lease	19	33,500	2,329	31,171
Total identifiable intangible assets	14	$60,500	$7,471	$53,029

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
Remainder of 2010	$967	$207	$1,174
2011	3,846	788	4,634
2012	3,846	788	4,634
2013	3,814	788	4,602
2014	3,596	788	4,384
Thereafter	26,607	3,518	30,125
Total expected future amortization expense	$42,676	$6,877	$49,553

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

Borrowing availability under the facility as of September 30, 2010 was $10.1 million. Outstanding borrowings were $22 million and $1.6 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $10 million to be long-term debt as of September 30, 2010. As of September 30, 2010, the Company was in compliance with all the covenants under this facility.

Note 5:   Notes

On July 9, 2010, the Company, together with its domestic subsidiaries and its parent, Tower Semiconductor Ltd. (“Tower”), entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Company’s outstanding 8% convertible notes due December 2011 (the “Old Notes”). Under the Exchange Agreement, the Participating Holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) with an exchange ratio of 1.175 New Notes for each 1.000 Old Notes. In addition, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower for a consideration of $1.70 per share (the “Tower Warrants”).  On July 15, 2010, the transactions contemplated by the Exchange Agreement were consummated, resulting in the issuance of the New Notes and Tower Warrants in exchange for the Old Notes in accordance with the terms of the Exchange Agreement.

Interest on the New Notes accrues from June 30, 2010 at a rate of 8% per annum. Interest is payable semiannually on June 30 and December 31 of each year commencing on December 31, 2010.

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

On September 2010 Tower filed a registration statement under the Securities Act covering resale of the Tower Warrants and underlying shares, which was declared effective in September 27, 2010.

As part of the debt exchange, the  Company  entered into a Registration Rights Agreement with the Participating Holders pursuant to which the Company agreed to use commercially reasonable efforts to file and cause to be declared effective a registration statement under the Securities Act of 1933,as amended, "the Securities Act” covering an offer to the holders of the New Notes to exchange the New Notes for newly-issued notes of the Company on terms identical to the New Notes (except that such newly-issued notes will not be subject to restrictions on transfer).  If the offer is not completed within 180 days of the closing date, the annual interest rate applicable to the New Notes will increase by 1% for so long as the failure continues or until such earlier date as the New Notes become freely tradable under the Securities Act. The registration statement was filed on October 20, 2010 and has not yet been declared effective.

As of the date of this report, approximately $43.7 million in aggregate principal amount of Old Notes are outstanding. The Old Notes are convertible into Tower ordinary shares at a price of $4.07 per share, subject to adjustment as set forth in the indenture for the Old Notes.

The Company applied the provisions of ASC 470-50 "Modifications and Extinguishments" to account for debt exchange. The Company first determined that the exchange is not considered troubled debt, mainly due to the fact that no concession was given by the creditor. Based on the provisions of the ASC 470-50 the Company determined that the exchange resulted in an extinguishment of the old debt and the issuance of a new debt.  As described above, warrants and New Notes were issued to settle to Old Notes. The Company considered the transaction to be at arm's length (the transaction was made between willing unrelated parties) and as such to provide evidence of fair value. Since the new debt is not traded and no quotes were available, the Company determined the fair value of the New Notes in a manner consistent with the manner used in the purchase price allocation in connection with the acquisition of the Company by Tower in September 2008, by giving weights to the present value techniques. This, together with the fair value of the warrants were used to determine the value of the Old Notes and resulted in an expense of approximately $2.4 million, which has been recorded in the statement of operations report for the three months ended September 30, 2010.

In that regards, the Company accounted for the warrants to shares of Tower, as capital contribution of Tower to the Company. The fair value of the Warrants was recorded in equity and the corresponding entry was part of the overall expense in debt exchange described above.

Note 6:   Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2010 is lower than the statutory rate primarily due to the federal Domestic Production Activities Deduction.

The gross amount of tax benefits which the company didn't recognize as tax expenses in the financial statements during the current period has increased by approximately $5.4 million.

 Note 7:  Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three and nine months ended September 30, 2010 were $0.2 million and $0.7 million, respectively. The amounts for the pension and other post retirement benefit plans expenses for the three and nine months ended September 30, 2009 were $0.4 million and $1.0 million, respectively. As of September 30, 2010, the Company does not have sufficient information to estimate the effect of recent announced health reform, if any.

Note 8:   Employee Stock Option Expense

During the nine months ended September 30, 2010, Tower awarded 244,500 non-qualified stock options exercisable to Tower ordinary shares to Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.30. The Company recorded $42,623 and $347,919 of compensation expenses relating to options granted to employees, for the three and nine months ended September 30, 2010. The Company recorded $97,822 and $192,242 of compensation expenses relating to employees options, during the corresponding periods in 2009.

Note 9:   Related Party Transactions

	As of September 30, 2010	As of December 31, 2009
Due from related party (included in the accompanying balance sheets)	$1,204	$25
Due to related party (included in the accompanying balance sheets)	$4,491	$7,799

Related party balances are with Tower and HHNEC and are mainly for purchases and payments on behalf of the other party, tools sale/lease and service charges.

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

Note 11: Leases

The Company leases the use of its fabrication facilities from Conexant under non-cancellable operating leases that expire during 2017 and has the unilateral option to extend the terms of each of these leases for two consecutive five-year periods ending in 2027. Under the leases, as amended, the Company’s headquarters offices may be relocated once to another building within one mile of its current location, at Conexant’s option and expense, subject to certain conditions. In January 2010, Conexant announced that it had agreed, subject to closing conditions, to sell the Company’s fabrication facilities, land and headquarters to a residential and mixed-use developer of California urban real estate projects, however, in March 2010, it has been announced that the agreement for the proposed sale by Conexant had been terminated.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2010, we had a net profit $20.5 million compared to a net loss of $1.9 million for the nine months ended September 30, 2009.

 The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Nine Months Ended
	September 30, 2010	September 30, 2009
Net revenues	100%	100%
Cost of revenues	61.2	81.0
Gross profit	38.8	19.0
Operating expenses:
Research and development	5.6	8.5
Selling, general and administrative	7.7	9.2
Amortization of intangible assets	0.3	0.5
Total operating expenses	13.7	18.3
Operating income	25.1	0.7
Financing expense and other income, net	8.1	9.3
Income tax benefit (expense)	(5.5)	6.8
Net income (loss)	11.5%	(1.8)%

Comparison of nine months ended September 30, 2010 and September 30, 2009

Revenues

Our net revenues for the nine months ended September 30, 2010 increased by $73.0 million, or 69.5%, to $178.1 million from $105.0 million in the corresponding period in 2009. This increase is mainly due to higher shipments due to improved market conditions and increased demand for our specialty products and our specific product offering.

Cost of Revenues

Our cost of revenues increased to $108.9 million for the nine months ended September 30, 2010 from $85.1 million for the corresponding period in 2009. The 28% increase in cost of revenues as compared to the 69.5% increase in revenue is mainly due to the higher utilization of the manufacturing facilities, our continuing efforts of cost reduction and the fact that a significant portion of our costs of revenue are fixed.

Gross Profit

Gross profit increased to $69.1 million in the nine months ended September 30, 2010 as compared to $19.9 million in the corresponding period in 2009 reflecting the increased sales and improved margins. Gross profit margin increased to 39% for the nine months ended September 30, 2010 as compared to 19% in the corresponding period in 2009.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 increased by $5.2 million to $24.4 million, as compared to $19.2 million in the nine months ended September 30, 2009. The increase in operating expenses include expenses resulted directly from the increase in revenues. Operating expenses as a percentage of revenue for the nine months ended September 30, 2010 were 14% as compared to 18% in the nine months ended September 30, 2009.

Financing Expense and Other Income, net

Financing expense and other income, net for the nine months ended September 30, 2010 amounted to $14.4 million, as compared to $9.8 million for the nine months ended September 30, 2009. Financing expense net, mainly relate to our notes. Financing expense, net for the nine months ended September 30, 2010 include $2.4 million following the notes Exchange Agreement, detailed in Note 5.

Income Tax Benefit (Expense)

Income tax expense amounted to $9.9 million in the nine months ended September 30, 2010, as compared to income tax benefit of $7.2 million in the nine months ended September 30, 2009. The increase in income tax expense is due to the increase in the operating income in the nine months ended September 30, 2010.  The Company’s effective tax rate for the nine months ended September 30, 2010 is lower than the statutory rate primarily due to the federal Domestic Production Activities Deduction.

The gross amount of tax benefits which the company didn't recognize as tax expenses in the financial statements during the current period has increased by approximately $5.4 million.

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

4.15
Indenture dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to the Jazz Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.16
Registration Rights Agreement dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and holders of the Registrant’s 8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.16 to the Jazz Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.48
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011 (incorporated by reference to Exhibit 10.48 to the Jazz Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

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

Date: November 12, 2010	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
4.15
Indenture dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 to the Jazz Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.16
Registration Rights Agreement dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc.,
Newport Fab, LLC and holders of the Registrant’s 8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.16 to the Jazz Technologies, Inc.
Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.48
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011 (incorporated by reference to Exhibit 10.48 to the Jazz Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)