Form 10-K
period 2010-12-31
Jazz Technologies, Inc.
filed 2011-02-22
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Year Ended December 31, 2010

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

We believe it is important to communicate our expectations to our noteholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed or incorporated by reference in this current report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

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

Part I

Item 1. Business

Overview

Jazz Technologies, Inc., through its wholly owned subsidiaries, is an independent pure-play semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices.  Typically, pure-play foundries do not offer products of their own, but focus on producing integrated circuits, or ICs, based on the design specifications of their customers. We manufacture semiconductors for our customers primarily based on third party designs and our own process technology and engineering support. We also provide design services and complementary technical services. ICs manufactured by us are incorporated into a wide range of products in diverse markets, including cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

As used in this annual report, “we,” “us,” “our,” “Jazz,” the “Company” and words of similar import refer to Jazz Technologies, Inc. and “Jazz Semiconductor” refers solely to Jazz Semiconductor, Inc.   References to “the Company” for dates prior to September 19, 2008 mean the Predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to “the Company” for periods on or after September 19, 2008 are references to the Successor Tower subsidiary.

Organization

Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. was incorporated in Delaware in August  2005 as a blank check company for the purpose of acquiring one or more domestic and/or foreign operating businesses in the technology, multimedia or networking sectors.

On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor.  Jazz Semiconductor’s business was originally created in March 2002 by the spin-off by Conexant Systems, Inc. of its Newport Beach, California semiconductor fabrication operations.  The acquisition was accounted for under the purchase method of accounting in accordance with United States (U.S.) generally accepted accounting principles for accounting and financial reporting purposes with Jazz Semiconductor being treated as the acquired company.  On September 19, 2008, we completed a merger under an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower and its wholly-owned subsidiary under which such subsidiary merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Tower.

Under the terms of the Merger, Tower acquired all of our outstanding shares in a stock-for-stock transaction in which each share of the Company’s common stock not held by Tower or its subsidiary was automatically converted into 1.8 ordinary shares of Tower.  As a result of the Merger, Tower became the sole holder of the Company’s common stock and a change in control occurred. The Merger was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles, with Jazz being treated as the “acquired” company. In connection with this Merger, the Company adopted Tower’s fiscal year for reporting purposes.

As used in this annual report, “we,” “us,” “our,” “Jazz,” the “Company” and words of similar import refer to Jazz Technologies, Inc. and “Jazz Semiconductor” refers solely to Jazz Semiconductor, Inc.,   The term “Successor” refers to the Company following the Merger, and the term “Predecessor” refers to the Company prior to the Merger.

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

•
Maintain capital efficiency by leveraging its capacity and manufacturing model. Jazz seeks to maximize the utilization of its Newport Beach, California manufacturing facility  to maintain cost-effective manufacturing. Jazz can typically increase its specialty process technology capacity and meet its customer performance requirements using adapted semiconductor process equipment sets that are typically one or two generations behind leading-edge digital CMOS process equipment. This typically allows Jazz to acquire lower-cost semiconductor process equipment to operate its Newport Beach, California fab.

•
Leverage potential synergies from the merger with Tower.  Since the merger with Tower, we have sought to leverage potential synergies by utilizing our combined purchasing power to negotiate more favorable pricing terms for goods and services, consolidating personnel and sharing services in areas including sales, marketing, R&G, legal, human resources and utilization of key executives.

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

Jazz’s SiGe BiCMOS process technologies have more features than BiCMOS processes and are well suited for more advanced RF semiconductors such as high-speed, low noise, highly integrated multi-band wireless transceivers, television tuners and power amplifiers. These process technologies generally incorporate a silicon germanium bipolar transistor, which is formed by the deposition of a thin layer of silicon germanium within a bipolar transistor. It is also possible to achieve higher speeds using SiGe BiCMOS process technologies equivalent to those demonstrated in standard CMOS processes that are two process generations smaller in line-width. For example, a 0.18 micron SiGe BiCMOS process is able to achieve speeds comparable to a 90 nanometer RF CMOS process. As a result, SiGe BiCMOS makes it possible to create analog products using a larger geometry process technology at a lower cost while achieving similar or superior performance to that achieved using a smaller geometry standard CMOS process technology. The equipment requirements for SiGe BiCMOS manufacturing are similar to the specialized equipment requirements for BiCMOS. We have developed enhanced tool capabilities in conjunction with large semiconductor tool suppliers to achieve high yield SiGe manufacturing. Jazz believes this equipment and related process expertise makes Jazz one of the few silicon manufacturers with demonstrated ability to deliver SiGe BiCMOS products. Jazz currently has SiGe BiCMOS process technologies at 0.35 micron and 0.18 micron and  0.13 micron SiGe BiCMOS process.

Jazz also has technologies that integrate micro-electro-mechanical-system (MEMS) devices with CMOS

Jazz continues to invest in technology that helps improve the performance and integration level and reduce the cost of analog and mixed-signal products. This includes improving the density of passive elements such as capacitors and inductors, improving the analog performance and voltage handling capability of active devices, and integrating advanced features in Jazz’s specialty CMOS processes that are currently not readily available. Examples of such features currently under development include adding silicon-on-insulator (SOI) substrates to enable increased integration of RF and analog functions on a single die and scaling the features Jazz offers today in 0.18 micron to the 0.13 micron process technology.

Manufacturing

We have placed significant emphasis on achieving and maintaining a high standard of manufacturing quality. Jazz seeks to enhance its production capacity for its high-demand specialty process technologies and to design and implement manufacturing processes that produce consistently high manufacturing yields. Jazz’s production capacity in each of its specialty process technologies enables Jazz to provide its customers with volume production, flexibility and quick-to-market manufacturing services. Jazz’s process research and development is performed in its manufacturing facility in Newport Beach, California and in a design center in Netanya, Israel.

General

Jazz currently has the capability in its Newport Beach, California fab to manufacture standard CMOS eight-inch wafers. We have the ability to rapidly change the mix of production processes in use in order to respond to changing customer needs and maximize utilization of the fab.

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

We have agreements with several key material suppliers under which they hold certain levels of inventory at Jazz’s warehouse and fab. Jazz is not under any obligation under these agreements to purchase raw material inventory that is held by its vendors at its site until Jazz actually uses it, unless Jazz holds the inventory beyond specified time limits.

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

IBM competes in both the standard CMOS segment and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. Jazz believes that most of the large dedicated foundry service providers compete primarily in the standard CMOS segment, but they also have capacity for specialty process technologies. Prior to Jazz’s separation from Conexant, Conexant entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company under which Taiwan Semiconductor Manufacturing Company licensed from Conexant the right to manufacture semiconductors using Conexant’s then existing 0.18 micron or greater SiGe BiCMOS process technologies. Taiwan Semiconductor Manufacturing Company publicly announced in 2001 that it planned to use the licensed technology to accelerate its own foundry processes for the networking and wireless communications markets. Since Jazz’s formation, We have continued to make improvements in its SiGe BiCMOS process technology. We have not licensed any of these improvements to Taiwan Semiconductor Manufacturing Company. In the event Taiwan Semiconductor Manufacturing Company determines to focus its business on the SiGe BiCMOS market, it may use and develop the technology licensed to it in 2001 to compete directly with Jazz in the specialty market, and such competition may harm Jazz’s business.

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

Intellectual Property

Jazz’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, We have acquired certain patents and patent licenses and intends to continue to seek patents. As of December 31, 2010, Jazz had 151 patents in force in the United States and 33 patents in force in foreign countries. Jazz also had 13 pending patent applications in the United States, 4 pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty.

Jazz Semiconductor entered into a technology license agreement that grants to it worldwide perpetual license rights from PolarFab regarding certain process technologies that it intends to incorporate into its BCD process technologies for the manufacture of wafers by Jazz for its customers and customers of PolarFab. Jazz also entered into an associated technology transfer agreement for such processes. Jazz is able to adapt, prepare derivatives based on, or otherwise exploit the licensed technology; however, Jazz is restricted from using certain licensed BCD process technologies with respect to motor controllers for hard disk drives. Jazz is also able to sublicense the process technologies to HHNEC and any of its future manufacturing suppliers to manufacture for Jazz and its customers.

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

Environmental Matters

Semiconductor manufacturing processes generate solid, gaseous, liquid and other industrial wastes in various stages of the manufacturing process. We have installed various types of pollution control equipment in its fab to reduce, treat and, where feasible, recycle the wastes generated in its manufacturing process. Jazz’s operations are subject to strict regulation and periodic monitoring by the United States Environmental Protection Agency along with several state and local environmental agencies.

We have implemented an environmental management system that assists Jazz in identifying applicable environmental regulations, evaluating compliance status and establishing timely waste preventive measures. We have also obtained certification for implementing the standard requirements of ISO 14001:2004. ISO 14001 consists of a set of standards that provide guidance to the management of organizations to achieve an effective environmental management system.

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

Properties

Our headquarters and manufacturing facilities are located in Newport Beach, California.  Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant.  In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters to Uptown Newport LP (“Uptown”), a joint venture consisting of a fund controlled by New York-based DRA Advisors LLC and an affiliate of the Shopoff Group, a real estate investment firm based in Irvine, California.   The leases are non-cancelable operating leases that expire March 12, 2017, and we have the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. Under our amended leases with Uptown, the landlord may terminate the lease for the Company’s headquarters building, but not the Company’s fabrication facility, no earlier than January 2014.  If Uptown terminates the lease for the Company’s headquarters building, it is obligated to pay the Company a lease termination fee equal to $3,000,000 if the lease is terminated in January 2014, with the lease termination fee declining by $22,000 per month if Uptown terminates the headquarters building lease after January 2014.

Item 1A. Risk factors

We have a large amount of debt which may have significant negative consequences, and there is no assurance that we will be able to obtain sufficient funding sources in a timely manner to allow us to fully or partially repay our debt obligations and other liabilities.

Our indebtedness as of December 31, 2010 is approximately $159.3 million, comprised of approximately $137.3 million par value of notes and $22 million borrowing under the Wachovia line of credit.  Said indebtedness could have significant negative consequences, including:

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service its indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our flexibility in planning for, or reacting to, changes in its business and the industry in which it competes;

•	placing us at a competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources;

•	affecting our ability to make interest payments and other required debt service on its indebtedness;

•	enforcement by the lenders under the Wachovia line of credit of their liens against our assets in the event of default; and/or

•	limiting our ability to fulfill our debt obligations and other liabilities

To service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We will need to repay $43.7 million outstanding under our convertible notes on December 31, 2011, $93.6 million outstanding under our non-convertible notes on June 30, 2015 and $22 million borrowing under the Wachovia line of credit by September 2014.  Our ability to make payments on, or repay or refinance, our indebtedness and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance, our ability to drawdown additional funds, if required, from Wachovia  and our ability to sell assets (such as our holdings in HHNEC) . Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our indebtedness or to fund our other liquidity needs.  In order to finance our short and long-term debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets, including our holdings in HHNEC; issuance of new securities; intellectual property licensing and/or sales; strategic acquisitions, investments and alliances; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring. The Wachovia line of credit imposes certain limitations on our ability to repay the convertible and non-convertible notes and/or to incur additional indebtedness without Wachovia’s consent.  If we default on payment of the convertible or non-convertible notes at maturity, such default would trigger a cross default under the Wachovia line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wachovia credit line.  There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our indebtedness.

A default by us on any of our indebtedness could have a material adverse effect on our operations and the interests of our creditors, and may affect our ability to fulfill our debt obligations and other liabilities.

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

Our customers generally do not place purchase orders far in advance, partly due to the cyclical nature of the semiconductor industry. As a result, we do not typically operate with any significant backlog. The lack of a significant backlog makes it difficult for us to forecast our revenues in future periods. Moreover, since our expense levels are based in part on our expectations of future revenues, we may be unable to adjust costs in a timely manner to compensate for revenue shortfalls. We expect that in the future our revenues in any quarter will continue to be substantially dependent upon purchase orders received in that quarter and in the immediately preceding quarter. We cannot assure you that any of our customers will continue to place orders with us in the future at the same levels as in prior periods. If orders received from our customers differ adversely from our expectations with respect to the product, volume, price or other items, our operating results and financial condition may be adversely affected.

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

We have a history of operating losses and may not be able to achieve or maintain profitability on a consistent basis

While we have achieved net income for some quarters, including some recent quarters, we have predominantly incurred net losses in our reported results of operations and may continue to do so in the future. We cannot assure you that we will be profitable on a quarterly or annual basis in the future.

Our sales cycles are typically long and orders received may not meet our expectations, which may adversely affect our operating results.

Our sales cycles, which we measure from first contact with a customer to first shipment of a product ordered by the customer, vary substantially and may last as long as two years or more, particularly for new technologies. In addition, even after we make initial shipments of prototype products, it may take several more months to reach full production of the product. As a result of these long sales cycles, we may be required to invest substantial time and incur significant expenses in advance of the receipt of any product order and related revenue. If orders ultimately received differ from our expectations with respect to the product, volume, price or other items, our operating results and financial condition may be adversely affected.

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

Collectively, our top three customers accounted for 49%  of our revenues in 2010.  We expect to continue to receive a significant portion of our revenue from a limited number of customers for the foreseeable future. Loss or cancellation of business from, or decreases in the sales volume or sales prices to, our significant customers, or our failure to replace them with other customers, could seriously harm our financial results, revenue and business. Since the sales cycle for our services typically exceeds one year, if our customers order significantly fewer wafers than forecasted, we will have excess capacity that we may not be able to fill within a short period of time, resulting in lower utilization of our facilities. We may have to reduce prices in order to try to sell more wafers in order to utilize the excess capacity. In addition to the revenue loss that could result from unused capacity or lower sales prices, we might have difficulty adjusting our costs to reflect the lower revenue in a timely manner, which could harm our financial results.

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

As our competitors continue to increase their manufacturing capacity, there could be an increase in specialty semiconductor capacity during the next several years. As specialty capacity increases there may be more competition and pricing pressure on our services, and underutilization of our capacity may result. Any significant increase in competition or pricing pressure may erode our profit margins, weaken its earnings or increase our losses.

In addition, some semiconductor companies have advanced their CMOS designs to 90 nanometer, 65 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by our specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Our specialty processes will therefore compete with these processes for customers and some of our potential and existing customers could elect to design these advanced CMOS processes into their next generation products. We are not currently capable, and do not currently plan to become capable, of providing CMOS processes at these smaller geometries. If our potential or existing customers choose to design their products using these advanced CMOS processes, our business may suffer.

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

To increase the production capability of our facility and to maintain the quality of production in our facility, we must procure additional equipment. In periods of high market demand, the lead times from order to delivery of manufacturing equipment could be as long as 12 to 18 months. In addition, our manufacturing processes use many raw materials, including silicon wafers, chemicals, gases and various metals, and require large amounts of fresh water and electricity. Manufacturing equipment and raw materials generally are available from several suppliers. In many instances, however, we purchase equipment and raw materials from a single source. Shortages in supplies of manufacturing equipment and raw materials could occur due to an interruption of supply or increased industry demand. Any such shortages could result in production delays that could result in a loss of existing and potential new customers.  This may have a material adverse effect on our business and financial condition.

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

Our ability to compete successfully depends on our ability to operate without infringing on the proprietary rights of others and defending our intellectual property rights. Because of the complexity of the technologies used and the multitude of patents, copyrights and other overlapping intellectual property rights, it is often difficult for semiconductor companies to determine infringement. Therefore, the semiconductor industry is characterized by frequent litigation regarding patents, trade secrets and other intellectual property rights.  We have been subject to intellectual property claims from time to time, some of which have been resolved through license agreements, the terms of which have not had a material effect on our business.

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

As of December 31, 2010, we had 151 patents in force in the United States and 33 patents in force in foreign countries. We also had 13 pending patent applications in the United States, 4 pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty. We intend to continue to file patent applications when appropriate. The process of seeking patent protection may take a long time and be expensive. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services and products will protect our intellectual property rights to the same extent as the United States. Further, we cannot assure you that we will at all times enforce our patents or other intellectual property rights or that courts will uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology, which could reduce our opportunities to generate revenues.

Effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect its intellectual property from misuse or infringement by other companies in these countries. Our inability to enforce our intellectual property rights in some countries may harm our business and results of operations.

We could be seriously harmed by failure to comply with environmental regulations.

Our business is subject to a variety of federal, state and local laws and governmental regulations relating to the use, discharge and disposal of toxic or otherwise hazardous materials used in our production processes. If we fail to use, discharge or dispose of hazardous materials appropriately, or if applicable environmental laws or regulations change in the future, we could be subject to substantial liability or could be required to suspend or adversely modify our manufacturing operations.

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

In addition, the United States and foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country. The geographical distance between the United States, Asia and Europe also creates a number of logistical and communication challenges. We cannot assure you that we will not experience any serious harm in connection with our international operations.

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

Economic conditions may adversely affect our results.

The global economic downturn that commenced in 2008 and its effect on the semiconductor industry resulted in global decreased demand, downward price pressure, excess inventory and unutilized capacity worldwide which, in turn,  impacted consumer and customer demand for our products and our customers’ products, as well as our commercial relationships with our customers, suppliers, and creditors, including our lenders. Although during the past quarters, we experienced  business, financial and economic improvement, as reflected by the improvement in the Company’s revenue, gross profit, operating profit, net profit/ loss and cash flow from operating activities as compared to the period prior to mid 2009, market analysts are currently cautious in regards to the global economic conditions forecasted for 2011 and beyond, and there can be no assurance that the improvement in the Company’s business and financial position will continue and there is no assurance that another downturn in the semiconductor industry and/or in the global economy will not occur. The effects of another downturn in the semiconductor industry and/or in the global economy, may affect our future financial results and position, including our ability to fulfill our debt obligations and other liabilities, comprised mainly of bank loans and debentures.  We are working in various ways to fulfill our debt obligations and other liabilities, including, among others, sales of assets, liquidating our holdings in HHNEC; intellectual property licensing or sales; and improving operational efficiencies and sales.  There is no assurance that we will be able to obtain sufficient funding from these or other sources to allow us to have sufficient cash to fulfill our debt obligations and other liabilities.

Ours business plan is premised on the increasing use of outsourced foundry services by both fabless semiconductor companies and integrated device manufacturers for the production of semiconductors using specialty process technologies. Our business may not be successful if this trend does not continue to develop in the manner we expect.

We operate as an independent semiconductor foundry focused primarily on specialty process technologies. Our business model assumes that demand for these processes within the semiconductor industry will grow and will follow the broader trend towards outsourcing foundry operations. Although the use of foundries is established and growing for standard CMOS processes, the use of outsourced foundry services for specialty process technologies is less common and may never develop into a significant part of the semiconductor industry. If fabless companies and vertically integrated device manufacturers opt not to, or determine that they cannot, reduce their costs or allocate resources and capital more efficiently by accessing independent specialty foundry capacity, the manufacture of specialty process technologies may not follow the trend of standard CMOS processes. If the broader trend to outsourced foundry services does not prove applicable to the specialty process technologies that we are focused on, our business, results of operations and cash flow may be harmed.

If we are not able to continue transitioning our product mix from standard CMOS process technologies to specialty process technologies, our business and results of operations may be harmed.

Since Jazz Semiconductor’s separation from Conexant, it has focused its research and development and marketing efforts primarily on specialty process technologies and adding new customers in the specialty field. These specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar CMOS processes and double-diffused metal oxide semiconductor processes. To be competitive, reduce our dependence on standard process technologies and successfully implement our business plan, we will need to continue to derive a significant percentage of our revenues from specialty process technologies. In order to expand and diversify our customer base, we need to identify and attract customers who will use the specialty process technologies it provides. We cannot assure you that demand for our specialty process technologies will increase or that we will be able to attract customers who use them.

In addition, because we intend to continue to focus on specialty process technologies, we do not plan to invest in the research and development of more advanced standard CMOS processes. As standard CMOS process technologies continue to advance, we will not remain competitive in these process technologies. If Jazz’s current customers switch to another foundry for standard CMOS process technologies and we are unable to increase our revenues from our specialty process technologies, Jazz’s business, results of operations and cash flows will be harmed.

Our historical financial performance may not be indicative of our future results.

Since Jazz Semiconductor’s inception, a large percentage of its revenues have primarily been derived from products manufactured using standard CMOS processes that are no longer the focus of its business. As customers design their next generation products for smaller geometry CMOS processes, they may look to other foundries to provide their requisite manufacturing capacity. As a result, we may not continue to generate the same level of revenues from our standard CMOS processes in the future as it shifts our focus and operations to our more specialized processes: advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar CMOS processes and double-diffused metal oxide semiconductor processes. If our potential or existing customers design their products using smaller geometry CMOS processes at other foundries, and we are unable to increase the revenues we derive from our specialty process technologies, our business, results of operations and cash flows may be harmed.

Failure to comply with governmental regulations by us, our manufacturing suppliers or our customers could reduce our sales or require design modifications.

The semiconductors we produce and the export of technologies used in our manufacturing processes may be subject to U.S. export control and other regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business by reducing our sales, requiring modifications to our processes that we license to our foreign manufacturing suppliers, or requiring too extensive modifications to our customers’ products. Neither we nor our customers may export products using or incorporating controlled technology without obtaining an export license. In addition, when we face excess demand, it may be dependent on our manufacturing suppliers in China for a significant portion of our planned manufacturing capacity, and export licenses may be required in order for Jazz to transfer technology related to our manufacturing processes to our foreign manufacturing suppliers. These restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than we or our customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised from time to time.

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

We have established relationships with electronic design automation vendors and third-party design service companies. We work together with these vendors to develop complete design kits that our customers can use to meet their design needs using our process technologies. Our ability to meet our customers’ design needs successfully depends on the availability and quality of the relevant services, tools and technologies provided by electronic design automation vendors and design service providers, and on whether Jazz, together with these providers, is able to meet customers’ schedule and budget requirements. Difficulties or delays in these areas may adversely affect our ability to meet our customers’ needs, and thereby harm our business.

If the semiconductor wafers we manufacture are used in defective products, we may be subject to product liability or other claims and our reputation could be harmed.

We provide custom manufacturing to our customers who use the semiconductor wafers we manufacture as components in their products sold to end users. If these products are used in defective or malfunctioning products, We could be sued for damages, especially if the defect or malfunction causes physical harm to people. The occurrence of a problem could result in product liability claims as well as a recall of, or safety alert or advisory notice relating to, the product. We cannot assure you that our insurance policies will cover specific product liability issues or that they will be adequate to satisfy claims made against Jazz in the future. Also, we may be unable to obtain insurance in the future at satisfactory rates, in adequate amounts, or at all. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, reputation, financial condition and on our ability to attract and retain customers.

Our production yields and business could be significantly harmed by natural disasters, particularly earthquakes.

Our Newport Beach, California fab is located in southern California, a region known for seismic activity.  Due to the complex and delicate nature of our manufacturing processes, our facilities are particularly sensitive to the effects of vibrations associated with even minor earthquakes. Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. We cannot be certain that precautions we have taken to seismically upgrade our fab will be adequate to protect our facilities in the event of a major earthquake, and any resulting damage could seriously disrupt our production and result in reduced revenues.

Our production may be interrupted if it cannot maintain sufficient sources of fresh water and electricity.

The semiconductor manufacturing process requires extensive amounts of fresh water and a stable source of electricity. Droughts, pipeline interruptions, power interruptions, electricity shortages or government intervention, particularly in the form of rationing, are factors that could restrict our access to these utilities in the area in which our fab is located. In particular, our Newport Beach, California fab is located in an area that is susceptible to water and electricity shortages. If there is an insufficient supply of fresh water or electricity to satisfy our requirements, it may need to limit or delay our production, which could adversely affect our business and operating results. Increases in utility costs would also increase our operating expenses. In addition, a power outage, even of very limited duration, could result in a loss of wafers in production, deterioration in our fab yield and substantial downtime to reset equipment before resuming production.

 Jazz and Tower  expect to enter into a Special Security Agreement with the United States Department of Defense which may limit the synergies and other expected benefits of the Merger.

In connection with our aerospace and defense business, our facility security clearance and trusted foundry status, we and Tower are working with the Defense Security Service of the United States Department of Defense ("DSS") to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement ("SSA"). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the projected synergies and other benefits to be realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

Risks relating to construction activities

We lease our fabrication facilities and headquarters, and in December 2010, the properties were sold by Conexant to Uptown Newport LP (“Uptown”), a joint venture consisting of a fund controlled by New York-based DRA Advisors LLC and an affiliate of the Shopoff Group, a real estate investment firm based in Irvine, California.  In connection with the sale, we negotiated amendments to our operating leases that confirm our ability to remain in the fabrication facilities through 2017 and to exercise options to extend that lease through 2027.  Uptown has expressed its intention to begin development of a portion of the property adjacent to our fabrication facility, with the first phase of development of mixed use townhouses, midrise and hi-rise condominium potentially beginning in 2014 or thereafter.  In the amendments to our leases, we secured various contractual safeguards designed to limit and mitigate any adverse impact of construction activities on our fabrication operations.  Although we do not anticipate a material adverse impact to our operations, it is possible that construction activities adjacent to our fabrication facility could result in temporary reductions or interruptions in the supply of utilities to the property and that a portion or all of the fabrication facility may need to be idled temporarily during development. If construction activities limit or interrupt the supply of water, gas or electricity to our fabrication facility or cause significant vibrations or other disruptions, it could limit or delay our production, which could adversely affect our business and operating results. In addition, an unplanned power outage caused by construction activities, even of very limited duration, could result in a loss of wafers in production, deterioration in our fab yield and substantial downtime to reset equipment before resuming production.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Jazz’s headquarters and manufacturing facilities are located in Newport Beach, California. Jazz leases the use of these facilities from Uptown Newport LP under non-cancellable operating leases that expire March 12, 2017, and Jazz has the option to extend each lease for two consecutive five-year periods after March 12, 2017. Under a lease amendment, Uptown may terminate the lease for the Company’s headquarters building, but not the Company’s fabrication facility, no earlier than January 2014.  If Uptown terminates the lease for the Company’s headquarters building, it is obligated to pay the Company a lease termination fee equal to $3,000,000 if the lease is terminated in January 2014, with the lease termination fee declining by $22,000 per month if Uptown terminates the headquarters building lease after January 2014.

The following table provides certain information as to Jazz’s principal general offices, manufacturing and warehouse facilities:

Property Location	Use	Floor Space
Newport Beach, California	Headquarters office	68,227 square feet
Newport Beach, California	Manufacturing facility	320,510 square feet

Jazz expects these offices and warehouse facilities to be adequate for its business purposes through 2011 and expects additional space to be available to use on commercially reasonable terms as needed.

Item 3. Legal Proceedings

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Following the initial filing, LSI amended the ITC complaint in October 2008 to add the Company, Tower and three other corporations as additional respondents.   The case was tried before an administrative law judge (“Judge”) in July 2009. In September, 2009, the Judge ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid.  In November, 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the Judge’s determination on patent invalidity.  In March 2010 the ITC determined that there is no ITC violation and the LSI patent was ruled to be invalid.  LSI appealed that determination to the U.S. Court of Appeals for the Federal Circuit.  While the appeal was pending, the patent expired. In November 2010 the Federal Circuit issued an order vacating the ITC’s final determination and remanding the investigation to the ITC with instructions to dismiss the investigation as moot in light of the expiration of the patent, and the ITC dismissed the ITC action as moot.

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

Item 6. Selected Financial Data

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

JAZZ TECHNOLOGIES, INC.

The following discussion and analysis of the financial condition and results of operations of Jazz Technologies, Inc. for the years ended December 31, 2010 and December 31, 2009, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K, including the information in the section entitled “Risk Factors” of this report.

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

Results of Operations

For the years ended December 31, 2010 and 2009, we had net income of $27.7 million and  $0.5 million, respectively.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Year Ended
	December 31, 2010	December 31, 2009
Net revenues	100%	100%
Cost of revenues	61.1	75.0
Gross profit	38.9	25.0
Operating expenses:
Research and development	5.6	9.2
Selling, general and administrative	7.3	9.4
Amortization of intangible assets	0.3	0.5
Total operating expenses	13.2	19.1
Operating income	25.7	5.9
Financing expense and other income, net	(8.1)	(8.8)
Income tax benefit (expense)	(5.6)	3.2

Net income	12.0%	0.3%

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenues

Our net revenues for the year ended December 31, 2010 increased by $71.6 million, or 45% to $230.8 million from $159.2 million for the year ended December 31, 2009. This increase is mainly due to increase in our products’ shipments and higher utilization in our fabrication facilities due to improved market conditions and increased demand for our specialty products and our specific product offering.

Cost of Revenues

Our cost of revenues increased to $141.0 million for the year ended December 31, 2010 from $119.4 million for the year ended December 31, 2009. The 18% increase in cost of revenues as compared to the 45% increase in revenue is mainly due to the higher utilization of the manufacturing facilities and our continuing efforts of cost reduction plan executed by the Company.

Gross Profit

Gross profit increased to $89.8 million in the year ended December 31, 2010 as compared to $39.8 million for the year ended December 31, 2009, reflecting the increased products’ shipments and higher utilization in our fabrication facilities due to improved market conditions and increased demand for our specialty products and our specific product offering and cost saving efforts described above. Gross profit margin improved to 39% for the year ended December 31, 2010 as compared to 25% in the year ended December 31, 2009.

Operating Expenses

Operating expenses for the year ended December 31, 2010 amounted to $30.5 million, substantially the same as the$30.3 million in the year ended December 31, 2009.

Financing expense and Other Income, Net

Financing expense and other income, net for the year ended December 31, 2010 amounted to $18.8 million, as compared to $14.0 million for the year ended December 31, 2009. Financing expense net, mainly relate to our notes. Financing expense, net for the year ended December 31, 2010 include $2.4 million following the notes Exchange Agreement, detailed in Note 6.

Income Tax Benefit (Expense)

Income tax expense amounted to $12.8 million in the year ended December 31, 2010, as compared to income tax benefit of $5.0 million in the year ended December 31, 2009. The increase in income tax expense is due to the increase in the operating income in the year ended December 31, 2010.

Net Income

Net income for the year ended December 31, 2010 was $27.7 million as compared to $0.5 million for the year ended December 31, 2009. Such $27.1 million improvement is due to the $49.8 million improvement in operating profit, which was partially offset mainly by the $17.9 million increase in income tax expenses.

Changes in Financial Condition

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $29.0 million compared to $28.6 million as of December 31, 2009. We had borrowings of $22.0 million under our line of credit with Wachovia and had $7.0 million of additional availability under this credit line. Of the borrowings of $22.0 million, we consider $10.0 million to be long-term as the repayment of that sum will be made beyond the one year period.

As of December 31, 2010 our indebtedness is approximately $159.3 million, comprised of approximately $137.3 million par value of convertible and non-convertible notes (of which $43.7 million is due in 2011) and $22 million borrowing under the Wachovia line of credit. To service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us.  Our ability to make payments on, or repay or refinance, our indebtedness and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our indebtedness or to fund our other liquidity needs.  In order to finance our debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets, including our holdings in HHNEC; issuance of new securities; intellectual property licensing; reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; and improving operational efficiencies and sales.  The Wachovia line of credit imposes certain limitations on our ability to repay the notes and/or to incur additional indebtedness without Wachovia’s consent. If we are unable to refinance the notes, and we default on payment of the notes at maturity, such default would trigger a cross default under the Wachovia line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wachovia credit line. We cannot assure you that we would be able to refinance any of our indebtedness, including the notes and the Wachovia credit line, on commercially reasonable terms, or at all. There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our indebtedness. A default by us on any of our indebtedness could have a material adverse effect on our operations, shareholders value and the interests of our creditors, and will affect our ability to fulfill our debt obligations and other liabilities.

Notes Exchange

On July 9, 2010, Jazz, together with its domestic subsidiaries and its parent, Tower, entered into an exchange agreement (the “Exchange Agreement”) with certain holders (the “Participating Holders”) holding approximately $79.6 million principal amount of our outstanding 8% convertible notes due 2011 (the “Old Notes”).  Under the Exchange Agreement, the Participating Holders agreed to exchange their Old Notes for approximately $93.6 million in aggregate principal amount of newly-issued 8% notes of the Company due 2015 (the “New Notes”) and warrants  to purchase approximately 25.2 million ordinary shares of Tower ( “Warrants J”).  On July 15, 2010, the transactions contemplated by the Exchange Agreement were consummated, resulting in the issuance of the New Notes and Warrants J in exchange for the Old Notes in accordance with the terms of the Exchange Agreement. The New Notes are unsecured obligations of the Company, rank on parity in right of payment with all other indebtedness of the Company including the Old Notes, and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the collateral securing such indebtedness. The New Notes shall rank senior to all future indebtedness of the Company to the extent the future indebtedness is expressly subordinated to the New Notes. The New Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries. Beginning July 1, 2013, the Company may redeem some or all of the New Notes for cash at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 4% if redemption occurs prior to July 1, 2014 and 2% if redemption occurs between July 1, 2014 and prior to maturity. Holders of the New Notes are entitled, subject to certain conditions and restrictions, to require the Company to repurchase the New Notes at par plus accrued interest and a 1% redemption premium in the event of certain change of control transactions. As of December 31, 2010, approximately $93.6 million in aggregate principal amount of New Notes and approximately $43.7 million in aggregate principal amount of Old Notes remained outstanding.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010

	Payment Due
	Total	Less than 1 year	2 Years	3 Years	4 Years	5 Years	After 5 years
	(in thousands)
Contractual Obligations
Short term liabilities primarily vendors and accounts payable (1)	$31,815	$31,815	$--	$--	$--	$--	$--
Loans from banks (2)	23,418	12,730	250	250	10,188	--	--
Debentures (3)	179,814	60,064	7,484	7,484	7,484	97,298	--
Fabrication facilities, land and headquarters lease	14,253	2,300	2,300	2,300	2,300	2,300	2,753
Equipment purchase agreements (4)	1,556	1,556	--	--	--	--	--
Other long-term liabilities (5)	12,496	--	1,010	1,018	916	997	8,555
Purchase obligations	10,400	2,600	2,600	2,600	2,600	--	--
Total contractual obligations	$273,752	$111,065	$13,644	$13,652	$23,488	$100,595	$11,308

1.	Short-term liabilities include primarily our trade accounts payable for equipment and services as well as payroll related commitments.

2.	Loans from banks include principal and interest payments.

3.	Debentures include total amount of principal and interest payments for the presented periods.

4.	Equipment purchase agreements include amounts related to ordered equipment that has not yet been received.

5.
Other long-term liabilities excludes long-term tax contingencies and other tax liabilities of $5.5 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of the payments is uncertain.

In addition to these contractual obligations, we have committed approximately $1.6 million in standby letters of credit and guarantees to secure our equipment obligations.

The above table does not include other contractual obligations or commitments we have, such as undertakings pursuant to royalty agreements, commissions and service agreements. We are unable to reasonably estimate the total amounts or the time table for such payments to be paid under the terms of these agreements, as the royalties, commissions and required services are a function of future revenues, the volume of business and hourly-based fees.

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

As of December 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Item 8. Financial Statements

INDEX

JAZZ TECHNOLOGIES, INC.

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Jazz Technologies, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheet of Jazz Technologies, Inc. and subsidiaries, (the “Company”) (a wholly owned subsidiary of Tower Semiconductor Ltd.) as of December 31, 2010 and 2009  (“Successor”), and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the two years in the period ended December 31, 2010. We have also audited the consolidated statements of operations, stockholder’s equity, and cash flows for the period from September 19, 2008 through December 31, 2008 (the “Successor Periods”) subsequent to the acquisition of the Company by Tower Semiconductor Ltd, and for the period from December 29, 2007 through September 18, 2008 (the “Predecessor Period”) prior to such acquisition. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jazz Technologies, Inc and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the Successor Periods and Predecessor Period, described above, in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
February 13, 2011

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	December 31, 2010	December 31, 2009
	Successor	Successor
ASSETS
Current assets:
Cash and cash equivalents	$29,031	$28,622
Receivables:
Trade receivables, net of allowance for doubtful accounts of $326 and $877 at December 31, 2010 and December 31, 2009, respectively	29,687	23,664
Due from related party	3,376	25
Inventories	19,096	11,828
Deferred tax asset	4,728	7,177
Prepaid expenses and other current assets	3,768	2,918
Total current assets	89,686	74,234
Property, plant and equipment, net	96,908	96,194
Investments	17,100	17,100
Intangible assets, net	48,394	53,029
Goodwill	7,000	7,000
Other assets – related parties	22,392	--
Other assets – others	1,895	203
Total assets	$283,375	$247,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt and current maturities of debentures	$53,338	$7,000
Accounts payable	13,023	16,699
Due to related parties	3,389	5,367
Accrued compensation and benefits	5,677	5,862
Deferred revenues	1,834	2,506
Accrued interest	5,393	577
Other current liabilities	7,418	6,003
Total current liabilities	90,072	44,014
Long term liabilities:
Long-term debt from banks	10,000	20,000
Notes	64,463	110,971
Deferred tax liability	9,876	11,195
Accrued pension, retirement medical plan obligations and other long-term liabilities	18,055	11,734
Total liabilities	192,466	197,914
Stockholder’s equity:
Additional paid-in capital	63,531	50,070
Cumulative stock based compensation	887	427
Accumulated other comprehensive loss (*)	(1,903)	(1,344)
Retained earnings	28,394	693
Total stockholders' equity	90,909	49,846
Total liabilities and stockholders’ equity	$283,375	$247,760

(*)           Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31, 2010	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008 (1)	Period from December 29, 2007 through September 18, 2008(2)
	(Successor)			(Predecessor)
Net revenues	$230,784	$159,209	$56,255	$132,385
Cost of revenues	141,001	119,386	38,516	114,491
Gross profit	89,783	39,823	17,739	17,894
Operating expenses:
Research and development	12,942	14,626	3,004	9,773
Selling, general and administrative	16,770	14,911	6,456	12,734
Amortization of intangible assets	788	790	211	1,008
Write off of in-process research and development	--	--	1,800	--
Merger related costs	--	--	--	4,069
Total operating expenses	30,500	30,327	11,471	27,584
Operating income (loss)	59,283	9,496	6,268	(9,690)
Financing expense and other income, net	(18,752)	(13,974)	(4,664)	(13,915)
Net income (loss) before income taxes	40,531	(4,478)	1,604	(23,605)
Income tax benefit (expense)	(12,830)	5,022	(1,455)	33
Net income (loss)	$27,701	$544	$149	$(23,572)
Net loss per share (basic and diluted)				$(1.24)

Weighted average shares (basic and diluted)				19,015

(1) The amounts included in the period ended December 31, 2008 reflect the results of the Company’s operations following the date of the merger with Tower on September 19, 2008.

(2) Amounts presented have been adjusted for the retrospective application required by ASC 470-20-15 (FSP APB 14-1).

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Successor)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
Balance at September 19, 2008	--	$--	$--	$--	$--	$--
Issuance of common stock	100	--	50,070	--	--	50,070
Stock compensation expense	--	--	96	--	--	96
Comprehensive loss:
Change in plan assets and benefit obligation, net of taxes $1,615	--	--	--	(2,527)	--	(2,527)
Foreign currency translation adjustment	--	--	--	160	--	160
Net profit	--	--	--	--	149	149
Total comprehensive loss	--	--	--	--	--	(2,218)
Balance at December 31, 2008	100	$--	$50,166	$(2,367)	$149	$47,948
Stock compensation expense	--	--	331	--	--	331
Comprehensive loss:
Change in plan assets and benefit obligation, net of taxes $550	--	--	--	1,096	--	1,096
Foreign currency translation adjustment	--	--	--	(73)	--	(73)
Net profit	--	--	--	--	544	544
Total comprehensive loss	--	--	--	--	--	1,567
Balance at December 31, 2009	100	$--	$50,497	$(1,344)	$693	$49,846
Stock compensation expense	--	--	460	--	--	460
Tax benefit relating to stock based compensation	--	--	214			214
Warrant contributed by Tower	--	--	13,247	--	--	13,247
Comprehensive loss:
Change in plan assets and benefit obligation, net of taxes $301	--	--	--	(585)	--	(585)
Foreign currency translation adjustment	--	--	--	26	--	26
Net profit	--	--	--	--	27,701	27,701
Total comprehensive loss	--	--	--	--	--	27,142
Balance at December 31, 2010	100	$--	$64,418	$(1,903)	$28,394	$90,909

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Predecessor)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
Balance at December 28, 2007 (1)	19,031	$2	$138,629	$965	$(44,535)	$95,061
Restricted stock compensation expense	--	--	60	--	--	60
Stock compensation expense	--	--	634	--	--	634
Comprehensive loss:
Change in plan assets and benefit obligation	--	--	--	8,631	--	8,631
Foreign currency translation adjustment	--	--	--	(1)	--	(1)
Net loss (1)	--	--	--	--	(23,572)	(23,572)
Total comprehensive loss	--	--	--	--	--	(17,942)
Balance at September 18, 2008 (1)	19,031	$2	$139,323	$9,595	$(68,107)	$80,853

(1) Amounts presented have been adjusted for the retrospective application required by ASC 470-20-15 (FSP APB 14-1).

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008 (1)
	(Successor)			(Predecessor)
Operating activities:
Net income (loss)	$27,701	$544	$149	$(23,572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from notes exchange, net	2,350	--	--	--
Depreciation and amortization of intangible assets	32,387	23,237	6,753	27,200
Notes accretion and amortization of deferred financing costs	5,878	5,314	33	6,116
Net gain on disposal of equipment		--	--	(334)
Other income, net	(14)	(2,065)	--	847
Write-off of in-process research and development		--	1,800	--
Stock based compensation expense	460	331	96	694
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(6,023)	(2,240)	(4,875)	16,759
Inventories	(7,268)	623	456	(717)
Prepaid expenses and other assets	(450)	257	(155)	(565)
Deferred tax assets	2,449	(4,512)	2,942	--
Accounts payable	(4,310)	(2,671)	1,740	(7,032)
Due to related parties, net	(2,301)	5,675	1,539	(647)
Accrued compensation and benefits	(185)	190	(5,220)	(545)
Deferred revenue	(672)	548	(1,177)	(2,211)
Accrued interest	4,816	(4,634)	4,285	(3,050)
Other current liabilities	1,448	1,533	(1,121)	(8,344)
Deferred tax liability	(1,319)	(554)	(3,135)	(110)
Accrued pension, retirement medical plan obligations and long-term liabilities	5,436	(441)	3,535	(2,626)
Net cash provided by operating activities	60,383	21,135	7,645	1,863
Investing activities:
Purchases of property and equipment	(54,429)	(16,198)	(3,366)	(5,004)
Investments in intangible assets and other assets	(1,171)	(1,600)	--	--
Net proceeds from sale of equipment	600	--	--	1,171
Net cash used in investing activities	(55,000)	(17,798)	(3,366)	(3,833)
Financing activities:
Debt repayment	--	(2,216)	--	(4,100)
Short-term debt from bank	(5,000)	--	--	(1,000)
Proceeds from long-term loans	--	--	20,000	--
Payment of debt and acquisition-related liabilities	--	--	(349)	(63)
Net cash provided by (used in) financing activities	(5,000)	(2,216)	19,651	(5,163)
Effect of foreign exchange rate change	26	(73)	158	7
Net increase (decrease) in cash and cash equivalents	409	1,048	24,088	(7,126)
Cash and cash equivalents at beginning of the period	28,622	27,574	3,486	10,612
Cash and cash equivalents at end of the period	$29,031	$28,622	$27,574	$3,486

(1) Amounts presented have been adjusted for the retrospective application required by ASC 470-20-15 (FSP APB 14-1).

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:
Interest paid	$5,926	$15,457	$3,025	$7,829
Warrant contributed by Tower, see Note 6	$13,247	$--	$--	$--
Taxes paid	$3,746	$1,996	$--	$24
Property, plant and equipment purchases accrued	$3,382	$6,263	$2,090	$1,259

Supplemental disclosure of other non-cash activities:

Purchase Price Allocation Adjustments as of September 19, 2008
Property, plant and equipment	$(12,739)
Investments	$(2,200)
Intangible assets	$9,444
Other assets	$(3,649)
Goodwill	$7,000
Current liabilities	$(4,522)
Deferred tax liability, net	$(7,425)
Convertible notes	$19,600
Issuance of common stock	$(50,070)
Total	$(44,561)

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. They contain all accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2010 (Successor) and December 31, 2009 (Successor), and the consolidated results of its operations and cash flows for the years ended December 31, 2010 (Successor) and December 31, 2009 (Successor) and for the periods ended December 31, 2008 (Successor) and September 18, 2008 (Predecessor). All intercompany accounts and transactions have been eliminated.

For purposes of presentation and disclosure, we refer to the Company as the Predecessor for all periods before September 19, 2008, the date of consummation of the Merger and as the Successor as of and for all periods thereafter. The financial statements also reflect “push-down” accounting in accordance with ASC 805-50-S99 (SEC Staff Accounting Bulletin No. 54), with respect to the Merger.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified in order to conform to the 2010 presentation.

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

Revenues for engineering and other services are recognized ratably over the contract term or as services are performed. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative selling price of each element. An element is recognized separately when the undelivered elements are not essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements.

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

Allowance for Doubtful Accounts

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

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers in Asia and supports sales and marketing activities in various countries outside of the United States. Most of these costs are paid for with U.S. dollars. Foreign currency transaction gains and losses, resulting from changes in the currency in which the transaction is denominated and the U.S. dollar, are included in determining net (loss) income for the period. The foreign exchange gains and losses were not material for the periods presented.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined for raw materials and supplies mainly on the basis of the weighted moving average cost per unit. Cost is determined for work in process and finished goods on the basis of actual production costs.

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

Investment

In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Shanghai Hua Hong NEC Electronics Company, Ltd. (“HHNEC”). As of December 31, 2010, the investment represented a minority interest of approximately 10% in HHNEC. The investment in HHNEC is carried at cost determined to be the fair value of the investment at the Merger with Tower.

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

The Company conducted an impairment check as of December 31, 2010. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended December 31, 2010. Prior to its acquisition by Tower, the Company had no goodwill.

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

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more-likely-than-not sustainable, based solely on their technical merits, upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008
Expected life in years	4.7 years	4.7 years	6 years
Expected annual volatility	50.97%-53.37%	63.01-76.06%	50.97%
Risk-free interest rate	1.14%-2.61%	2.51-2.53%	2.61%
Dividend yield	0.00%	0.00%	0.00%

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 31, 2010 and December 31, 2009 consists of the following customers:

	December 31, 2010	December 31, 2009
Customer 1	20%	14%
Customer 2	16	8
Customer 3	15	35

Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)	(Successor)	(Successor)	(Predecessor)
Customer A	24%	32%	34%	16%
Customer B	15	13	13	14
Customer C	10	*	*	*
Customer D	*	*	*	11

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

Initial Adoption of New Standards

ASU 2009-5 - Fair Value Measurement and Disclosures of Liabilities

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances that  liabilities are measured at fair value, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses the quoted price of the identical or similar liability or identical or similar liability when traded as an asset (which would be considered Level 1 fair value measurement); or (2) another valuation technique that is consistent with the principles of Topic 820. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include an adjustment to the fair value due to the restriction that prevents the transfer of the liability. The adoption of this update did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

The update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this update did not have any impact on the Company’s consolidated financial statements.

ASU 2010-25 - Plan Accounting-Defined Contribution Pension Plans (Topic 962)-Reporting Loans to Participants by Defined Contribution Pension Plans

In September 2010, the FASB issued this ASU to clarify how loans to participants should be classified and measured by defined contribution pension benefit plans.

Existing guidance requires participant loans to be classified as plan investments, which are generally measured at fair value.

The amendments in this Update require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.

The amendments in this Update should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. Early adoption is permitted. The ASU did not have any influence on the company's results of operations.

Recently Issued Accounting Standards

ASU 2010-29 - Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued this ASU to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The ASU is not expected to influence on the company's results of operations.

ASU 2010-28 Intangibles-Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued this ASU to address questions about entities with reporting units with zero or negative carrying amounts. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). Because some entities concluded that Step 1 of the test is passed in circumstances of zero or negative carrying amounts, because the fair value of their reporting unit will generally be greater than zero, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired.

The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The ASU is not expected to have any material effect on the company's results of operations.

ASU 2009-13 - Multiple Deliverable Revenue Arrangements

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

The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

The update is effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2010-13 - Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

In April 2010, the FASB issued this ASU to clarify the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.

This update provides amendments to Topic 718 to clarify that employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should also be classified as an equity award. The update is effective for periods beginning after December 15, 2010. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 4: Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010	December 31, 2009
Raw material	$4,684	$1,879
Work in process	11,821	7,739
Finished goods	2,591	2,210
	$19,096	$11,828

Property, plant and equipment

Property, plant and equipment consist of the following at December 31, 2010 and December 31, 2009 (in thousands):

	Useful life (In years)	December 31, 2010	December 31, 2009
Building improvements	10-12	$24,230	$24,230
Machinery and equipment	7	115,790	91,107
Furniture and equipment	5-7	2,308	2,203
Computer software	3	850	850
		143,178	118,390
Accumulated depreciation		(46,270)	(22,196)
		$96,908	$96,194

Intangible Assets

Intangible assets consist of the following at December 31, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$612	$1,688
Patents and other core technology rights	9	15,100	3,836	11,264
In process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	396	2,204
Trade name	9	5,200	1,321	3,879
Facilities lease	19	33,500	4,141	29,359
Total identifiable intangible assets	14	$60,500	$12,106	$48,394

Intangible assets consist of the following at December 31, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$217	$2,083
Patents and other core technology rights	9	15,100	2,159	12,941
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	222	2,378
Trade name	9	5,200	744	4,456
Facilities lease	19	33,500	2,329	31,171
Total identifiable intangible assets	14	$60,500	$7,471	$53,029

The Company expects future amortization expense to be as follows (in thousands):

	Charge to cost of revenues	Charge to operating expenses	Total
Fiscal year ends:
2011	$3,847	$787	$4,634
2012	3,847	787	4,634
2013	3,847	787	4,634
2014	3,847	787	4,634
2015	3,847	787	4,634
Thereafter	22,490	2,734	25,224
Total expected future amortization expense	$41,725	$6,669	$48,394

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

On June 29, 2010, the Company entered into a Fourth Amendment to the Loan Agreement.  Pursuant to the terms of the Fourth Amendment to the Loan Agreement, the maturity date of the revolving credit facility is extended to September 19, 2014, and available credit under the facility is an amount up to $45 million. The borrowing availability varies according to the levels of the borrowers’ accounts receivable, eligible equipment and other terms and conditions described in the Wachovia Loan Agreement. Loans under the facility will bear interest at a rate equal to, at borrowers’ option, either the lender’s prime rate plus a margin ranging from 0.50% to 1.0% or the LIBOR rate (as defined in the Wachovia Loan Agreement) plus a margin ranging from 2.25% to 2.75% per annum.

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

Borrowing availability under the facility as of December 31, 2010 was $7 million. Outstanding borrowings were $22 million and $1.6 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $10 million to be long-term debt as of December 31, 2010. As of December 31, 2010, the Company was in compliance with all the covenants under this facility.

Note 6: Convertible Notes issued in 2006

In 2006, The Company completed private placements of convertible notes. The convertible notes bear interest at a rate of 8% per annum payable semi-annually that mature in December, 2011 (“Old Notes”). The Company may redeem the Old Notes for cash at a redemption price equal to par plus accrued and unpaid interest.

During early 2008, the Company purchased $5.0 million in principal amount of its Old Notes at a price of $4.1 million, including $4,444 for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price was 82% of the principal amount of such notes.

During 2009, the Company purchased $4.9 million in principal amount of its Old Notes at a price of $2.2 million, including $54 for prepayment of interest from the date of the last interest payment to the date of purchase. The purchase price was 46% of the principal amount of such notes and resulted in a net gain of $2.1 million, which is included as part of interest and other expense in the statement of operations for the year ended December 31, 2009.

Pursuant to the Merger with Tower, each holder of the Old Notes immediately prior to the Merger, has the right to convert such holder’s note into Tower ordinary shares based on an implied conversion price of approximately $4.07 per Tower ordinary share.

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

In connection with the Merger the Old Notes, with a face value of $128.2 million as of the Merger date, were recorded at the fair value of $108.6 million on the date of the Merger with Tower.

As of December 31, 2010, following the Exchange Agreement detailed below, approximately $43.7 million in principal amount of Old Notes remains outstanding.

The Company’s obligations under the Old Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidating financial information for such subsidiaries because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the Loan Agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

Upon the occurrence of certain specified fundamental changes, the holders of the Old Notes will have the right, subject to various conditions and restrictions, to require the Company to repurchase the Old Notes, in whole or in part, at par plus accrued and unpaid interest to, but not including, the repurchase date.

Notes Issued in 2010

On July 9, 2010, the Company, together with its domestic subsidiaries and its parent, Tower, entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Old Notes. Under the Exchange Agreement, the Participating Holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) with an exchange ratio of 1.175 New Notes for each 1.000 Old Notes. In addition, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower for a consideration of $1.70 per share (“Warrants J”).  On July 15, 2010, the transactions contemplated by the Exchange Agreement were consummated, resulting in the issuance of the New Notes and Warrants J in exchange for the Old Notes in accordance with the terms of the Exchange Agreement.

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

As of December 31, 2010, approximately $93.6 million in principal amount of New Notes remains outstanding.

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

On September 2010 Tower filed a registration statement under the Securities Act covering resale of the Warrants J and underlying shares, which was declared effective in September 2010.

As part of the debt exchange, the Company entered into a Registration Rights Agreement with the Participating Holders pursuant to which the Company agreed to use commercially reasonable efforts to file and cause to be declared effective a registration statement under the Securities Act of 1933, as amended, "the Securities Act” covering an offer to the holders of the New Notes to exchange the New Notes for newly-issued notes of the Company on terms identical to the New Notes (except that such newly-issued notes will not be subject to restrictions on transfer).  The registration statement was filed on October 20, 2010 and was declared effective in December 2010.

The Company applied the provisions of ASC 470-50 "Modifications and Extinguishments" to account for debt exchange. The Company first determined that the exchange is not considered troubled debt, mainly due to the fact that no concession was given by the creditor. Based on the provisions of the ASC 470-50 the Company determined that the exchange resulted in an extinguishment of the old debt and the issuance of a new debt.  As described above, warrants and New Notes were issued to settle to Old Notes. The Company considered the transaction to be at arm's length (the transaction was made between willing unrelated parties) and as such to provide evidence of fair value. Since the new debt was not traded and no quotes were available, the Company determined the fair value of the New Notes in a manner consistent with the manner used in the purchase price allocation in connection with the acquisition of the Company by Tower in September 2008, by giving weights to the present value techniques. This, together with the fair value of the warrants were used to determine the value of the Old Notes and resulted in an expense of approximately $2.4 million, which has been recorded in the statement of operations report for the year ended December 31, 2010.

In that regards, the Company accounted for the warrants to shares of Tower, as capital contribution of Tower to the Company. The fair value of the Warrants was recorded in equity and the corresponding entry was part of the overall expense in debt exchange described above.

For disclosure purpose, the Old Notes and New Notes fair value of $134.7 million is determined by taking in consideration (i) the market approach, using the last quotations of the notes and (ii) the income approach utilizing the present value method at discount rate with credit worthiness appropriate for the Company.

The following table presents the associated interest cost related to the Old Notes and New Notes for the periods presented which consists of both the contractual interest coupon and amortization of the discount on the liability component:

	Year ended December 31, 2010 – Old Notes and New Notes	Year ended December 31, 2009 – Old Notes	Period from September 18, 2008 through December 31, 2008 – Old Notes	Period from December 29, 2007 through September 18, 2008 – Old Notes
	Successor			Predecessor
Contractual interest recognized	10,319	10,061	2,849	7,411
Discount amortization	5,768	5,199	1,452	5,643
Effective interest rate – Old Notes	14%	14%	14%	21%
Effective interest rate – New Notes	19%	--	--	--

Note 7: Income Taxes

The Company’s effective tax rate differs from the statutory rate as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)			(Predecessor)
Tax provision (benefit) computed at the federal statutory rate	$14,182	$(1,567)	$562	$(8,262)
State tax, net of federal provision (benefit)	(302)	(3,686)	197	(37)
In-process research and development	--	--	630	--
Domestic Production Activities Deduction	(1,136)	--	--	--
Permanent items & others	86	231	66	1,569
Tax-exempt interest	--	--	--	--
Valuation allowance	--	--	--	6,697
Income tax provision (benefit)	$12,830	$(5,022)	$1,455	$(33)

The Company’s tax provision is as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)			(Predecessor)
Current tax expense:
Federal	$11,141	$4	$2	$8
State	31	43	17	32
Foreign	16	3	14	36
Total current	11,188	50	33	76
Deferred tax expense:
Federal	1,828	464	1,125	--
State	(186)	(5,536)	297	(109)
Total deferred	1,642	(5,072)	1,422	(109)
Income tax provision (benefit)	$12,830	$(5,022)	$1,455	$(33)

The Company’s effective tax rate for the year ended December 31, 2010 is lower than the statutory rate primarily due to the federal Domestic Production Activities Deduction.

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

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes are as follows (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets– current:
Net operating loss carryforwards	$758	$1,737
Employees benefits and compensation	1,699	2,178
Accruals, reserves and others	2,484	3,435
Total deferred tax assets	4,941	7,350
Valuation allowance	(213)	(173)
Total current deferred tax benefit	4,728	7,177
Net deferred tax liability- long-term :
Deferred tax assets -
Net operating loss carryforwards	11,080	10,924
Employees benefits and compensation	4,943	3,423
Other	472	1,038
	16,495	15,385
Valuation allowance	(3,157)	(2,063)
	13,338	13,322
Deferred tax liability - property, plant and equipment	(2,603)	(1,017)
Intangible assets	(14,495)	(15,915)
Investment basis difference	(2,916)	(2,922)
Other	(927)	--
Debt discount	(2,273)	(4,663)
Total deferred tax liabilities	(9,876)	(11,195)
Net deferred taxes	$(5,148)	$(4,018)

The future utilization of the Company's net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred.  Additional limitations could apply if ownership changes occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s Merger with Tower. The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $2.1 million for the use in its tax return. Accordingly the Company had at December 31, 2010 federal net operating loss carry forwards of approximately $39 million that will begin to expire in 2021 unless previously utilized.

At December 31, 2010, the Company had state net operating loss carry forwards of approximately $120.9 million. The state tax loss carry forwards will begin to expire in 2016, unless previously utilized.

At December 31, 2010, the Company had combined federal and state alternative minimum tax credits of $0.1 million. The alternative minimum tax credits do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Successor	Unrecognized tax benefits
(in thousands)
Balance at January 1, 2010	$10,929
Additions for tax positions of current year	4,937
Additions for tax positions of prior year	249
Reductions for tax positions of prior year	(1,207)
Balance at December 31, 2010	$14,908

Successor	Unrecognized tax benefits
(in thousands)
Balance at January 1, 2009	$1,871
Additions for tax positions of prior year	9,641
Reductions for tax positions of prior year	(583)
Balance at December 31, 2009	$10,929

Successor	Unrecognized tax benefits
(in thousands)
Balance at September 19, 2008	$1,222
Additions based on tax positions related to the current year	649
Additions for tax positions of prior year	--
Reductions for tax positions of prior year	--
Reductions related to purchase accounting deferred tax asset reduction	--
Settlements	--
Balance at December 31, 2008	$1,871

Predecessor	Unrecognized tax benefits
(in thousands)
Balance at December 28, 2007	$970
Additions based on tax positions related to the current year	524
Additions for tax positions of prior year	--
Reductions for tax positions of prior year	--
Reductions related to purchase accounting deferred tax asset reduction	(272)
Settlements	--
Balance at September 18, 2008	$1,222

The Company accounts for its uncertain tax provisions in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2010, the Company had unrecognized tax benefits of $14.9 million. The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is $9.5 million as of December 31, 2010.

During the third quarter of 2010, the Company liquidated its Chinese subsidiary and the Chinese taxing authorities completed a review of the historic income tax filings and accepted all the historic tax filings.  As such, the Company  has reversed the uncertain tax positions related to net operating losses that were abandoned when the Company liquidated its Chinese subsidiary.  The $1.2 million decrease in the gross unrecognized tax benefits in 2010 has been recorded as a “reduction for tax positions of prior year” in the Successor tabular presentation above. The reduction did not have an impact on the Company’s effective tax rate.

During the fourth quarter of 2010, the Company completed its tax analysis on how to account for the repurchase premium for tax purposes on its restructured notes. The Company determined that due to the uncertainties regarding the timing of the deduction of the premium that a gross unrecognized tax position of approximately $4.9 million was recorded in accordance with ASC 740.

The Company does not anticipate a significant increase or decrease in its uncertain tax benefits within the twelve months of the reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2007; state and local income tax examinations before 2006; and foreign income tax examinations before 2007. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount. The Company is not currently under Internal Revenue Service (“IRS”), state or local tax examination.

Note 8: Employee Benefit Plans

The following information provided recognizes the changes in 2010, 2009 and 2008 periodic expenses and benefit obligations due to the bargaining agreement effective December 19, 2009 entered into by the Company with its collective bargaining unit employees.

Postretirement Medical Plan

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)			(Predecessor)
Net periodic benefit cost
Service cost	$177	$178	$46	$189
Interest cost	512	463	126	477
Expected return on plan assets	--	--	--	--
Amortization of transition obligation/(asset)	--	--	--	--
Amortization of prior service costs	--	--	--	(509)
Amortization of net (gain) or loss	48	57	--	--
Total net periodic benefit cost	$737	$698	$172	$157
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$376	$--	$--	$(9,552)
Net (gain) or loss for the period	643	19	1,338	(19)
Amortization of transition obligation (asset)	--	--	--	--
Amortization of prior service costs	--	--	--	509
Amortization of net gain or (loss)	(48)	(57)	--	--
Total recognized in other comprehensive income	$971	$(38)	$1,338	$(9,062)
Total recognized in net periodic benefit cost and other comprehensive income	$1,708	$660	$1,510	$(8,905)
Weighted average assumptions used:
Discount rate	6.30%	6.10%	7.00%	6.50%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for current year	10.00%	9.00%	9.00%	9.00%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year the ultimate rate is reached	2017	2015	2014	2014
Measurement date	December 31, 2010	December 31, 2009	December 31, 2008	September 18, 2008

Impact of one-percentage point change in assumed health care cost trend rates as of December 31, 2010:	Increase	Decrease
Effect on service cost and interest cost	$125	$(100)
Effect on postretirement benefit obligation	$1,539	$(1,250)

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)			(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$8,232	$7,688	$6,226	$15,271
Service cost	177	178	46	189
Interest cost	512	463	126	477
Benefits paid	(129)	(116)	(48)	(140)
Change in plan provisions	376	--	--	(9,552)
Actuarial loss (gain)	643	19	1,338	(19)
Benefit obligation end of period	$9,811	$8,232	$7,688	$6,226
Change in plan assets:
Fair value of plan assets at beginning of period	$--	$--	$--	$--
Actual return on plan assets	--	--	--	--
Employer contribution	129	116	48	140
Benefits paid	(129)	(116)	(48)	(140)
Fair value of plan assets at end of period	$--	$--	$--	$--
Funded status	$(9,811)	$(8,232)	$(7,688)	$(6,226)
Amounts recognized in statement of financial position:
Non-current assets	$--	$--	$--	$--
Current liabilities	(200)	(199)	(180)	(113)
Non-current liabilities	(9,611)	(8,033)	(7,508)	(6,113)
Net amount recognized	$(9,811)	$(8,232)	$(7,688)	$(6,226)
Weighted average assumptions used:
Discount rate	5.90%	6.30%	6.10%	7.00%
Rate of compensation increases	N/A	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year (Pre 65/ Post 65)	10.0%/21.0%	10.0%/10.0%	9.0%/9.0%	8.0%/8.0%
Ultimate rate (Pre 65/ Post 65)	5.00%/5.00%	5.00%/5.00%	5.00%/5.00%	5.00%/5.00%
Year the ultimate rate is reached (Pre 65/ Post 65)	2021/2019	2017/2017	2015/2015	2014/2014

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits ($)
2011	$200
2012	267
2013	286
2014	364
2015	399
2016 – 2021	$2,899

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

The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)			(Predecessor)
Net periodic benefit cost
Service cost	$106	$306	$101	$472
Interest cost	729	679	203	454
Expected return on plan assets	(693)	(537)	(189)	(458)
Amortization of transition obligation/(asset)	--	--	--	--
Amortization of prior service costs	--	--	--	--
Amortization of net (gain) or loss	--	192	--	--
Total net periodic benefit cost	$142	$640	$115	$468
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$--	$--	$--	$--
Net (gain) or loss for the period	(85)	(1,415)	2,804	432
Amortization of transition obligation (asset)	--	--	--	--
Amortization of prior service costs	--	--	--	--
Amortization of net gain or (loss)	--	(192)	--	--
Total recognized in other comprehensive income	$(85)	$(1,607)	$2,804	$432
Total recognized in net periodic benefit cost and other comprehensive income	$57	$(967)	$2,919	$900
Weighted average assumptions used:
Discount rate	6.20%	6.20%	7.00%	6.40%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A	N/A
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year ending:
Transition obligation (asset)	$--	$--	$--	$--
Prior service cost	--	--	--	--
Net actuarial (gain) or loss	$--	$--	$192	$--

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	(Successor)			(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$11,939	$11,101	$9,961	$10,260
Service cost	106	306	101	472
Interest cost	729	679	203	454
Benefits paid	(265)	(241)	(47)	(118)
Change in plan provisions	--	--	--	--
Actuarial loss (gain)	596	94	883	(1,107)
Benefit obligation end of period	$13,105	$11,939	$11,101	$9,961
Change in plan assets
Fair value of plan assets at beginning of period	$9,253	$6,995	$8,560	$7,957
Actual return on plan assets	1,375	2,046	(1,732)	(1,080)
Employer contribution	379	453	214	1,801
Benefits paid	(265)	(241)	(47)	(118)
Fair value of plan assets at end of period	$10,742	$9,253	$6,995	$8,560
Funded status	$(2,363)	$(2,686)	$(4,106)	$(1,401)
Accumulated benefit obligation	$(13,105)	$(11,939)	$(11,101)	$(9,961)
Amounts recognized in statement of financial position
Non-current assets	$--	$--	$--	$--
Current liabilities	--	--	--	--
Non-current liabilities	(2,363)	(2,686)	(4,106)	(1,401)
Net amount recognized	$(2,363)	$(2,686)	$(4,106)	$(1,401)
Weighted average assumptions used
Discount rate	5.70%	6.20%	6.20%	7.00%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A	N/A

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2011	$384
2012	431
2013	486
2014	552
2015	598
2016 – 2020	$3,806

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

The Company’s pension plan weighted average asset allocations at December 31, 2010 by asset category are as follows:

Asset Category:	December 31, 2010	Target allocation 2011
Equity securities	74%	65 – 75%
Debt securities	26%	25 – 35%
Real estate	0%	0%
Other	0%	0%
Total	100%	100%

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

The number of outstanding shares of Jazz’s common stock at December 31, 2010 was 100, all of which are owned by Tower.

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

The number of outstanding warrants to purchase Tower's ordinary shares at December 31, 2010 was 59.5 million.

Stock Options

The Predecessor Company recorded $0.6 million of compensation expense for the period ended September 18, 2008 relating to the issuance of non-statutory stock options to employees and non-employee members of the Board.

Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective date of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. The Company recorded $24.8 and $81 thousand of compensation expenses for the year ended December 31, 2010 and the year ended December 31, 2009 for modifications of these existing options pursuant to the Merger.

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

During 2010, Tower awarded 394,500 non-qualified stock options to the Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.36. The Company recorded $435 thousand of compensation expenses relating to options granted to employees, for the year ended December 31, 2010.

Stock-based compensation expense was recognized in the following line items in the statement of operations as follows (in thousands):

	Year Ended December 31,		Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	2010	2009
	successor			predecessor
Component of income (loss) before provision for income taxes:
Cost of revenue	$232	$125	$--	$--
Research and development, net	109	75	15	45
Selling, general and administrative	120	132	55	519
Stock-based compensation expense	461	332	70	564
Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	(173)	(124)	(28)	(226)
Stock-based compensation, net of taxes	288	208	42	338

The following table summarizes stock option award activity for the periods ended December 31, 2010 :

	Number of options	Weighted average exercise price per option
(Successor)	(in thousands)
Outstanding at December 31, 2009	5,948	$0.76
Granted	395	1.36
Exercised	(783)	0.52
Cancelled or expired	(1,080)	0.66
Outstanding at December 31, 2010	4,480	0.88
Options exercisable at December 31, 2010	2,134	$1.32

	Number of options	Weighted average exercise price per option
(Successor)	(in thousands)
Outstanding at December 31, 2008	3,583	$1.12
Granted	2,690	0.29
Exercised	(3)	0.58
Cancelled or expired	(322)	1.05
Outstanding at December 31, 2009	5,948	0.76
Options exercisable at December 31, 2009	1,849	$1.44

	Number of options	Weighted average exercise price per option
(Successor)	(in thousands)
Outstanding at September 19, 2008	5,258	$1.56
Granted	855	0.46
Exercised	--	--
Cancelled or expired	(2,530)	1.81
Outstanding at December 31, 2008	3,583	1.12
Options exercisable at December 31, 2008	1,063	$1.55

	Number of Options	Weighted average exercise price per option
(Predecessor)	(in thousands)
Outstanding at December 28, 2007	2,561	$3.22
Granted	604	1.09
Exercised	--	--
Cancelled or expired	(244)	2.92
Outstanding at September 18, 2008	2,921	$2.80

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2010 were as follows:

Options Outstanding:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
($)	(In thousands)	($)	(In years)
0.29-0.95	2,850	0.37	6.15
1.40-1.88	1,630	1.75	6.38
	4,480

Options Exercisable:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
($)	(In thousands)	($)	(In years)
0.29-0.95	835	0.55	7.36
1.40-1.88	1,299	1.81	6.36
	2,134

The following table summarizes key data points for exercised options (in thousands):

	Year Ended December 31,		Period from September 19, 2008 through December 31, 2008	Period from December 29, 2007 through September 18, 2008
	2010	2009
	successor			predecessor
The intrinsic value of options exercised	$751	$1	$--	$--
Cash received from the exercise of stock options	405	1	--	--
The tax benefit realized from stock options exercised	257	--	--	--
The fair value of options exercised	$131	$--	$--	$--

Note 10: Related Party Transactions:

	December 31, 2010	December 31, 2009
Due from related party (included in the accompanying balance sheets - short- term and long-term)	$25,768	$25
Due to related parties (included in the accompanying balance sheets - short- term and long-term)	$3,389	$5,367

Related party balances are with Tower and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

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

Note 12: Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant under non-cancelable operating leases through March 2017. The Company has the unilateral option to extend the terms of each of these leases for two consecutive five-year periods. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters to Uptown Newport LP (“Uptown”), a joint venture consisting of a fund controlled by New York-based DRA Advisors LLC and an affiliate of the Shopoff Group, a real estate investment firm based in Irvine, California.  In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2017 and the Company’s unilateral options to extend the terms of each of these leases for two consecutive five-year periods. Under our leases with Conexant, the Company’s rental payments consisted solely of its pro rata share of the expenses incurred by Conexant in the ownership of these buildings and applicable adjustments for increases in the consumer price index. These expenses included property taxes, building insurance, depreciation and common area maintenance.  Under our amended leases with Uptown, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by Uptown in the ownership of these buildings, including property taxes, building insurance and common area maintenance.  These lease expenses are included in operating expenses in the accompanying consolidated statements of operations. The Company is not permitted to sublease space that is subject to the leases with Uptown without Uptown’s prior approval. The Company also leases office and warehouse facilities from third parties. In connection with the acquisition of Jazz Semiconductor, the Company and Conexant had previously executed amendments to the leases, and additional amendments were executed with Uptown in December 2010. Under the lease amendments, Uptown may terminate the lease for the Company’s headquarters building, but not the Company’s fabrication facility, no earlier than January 2014.  If Uptown terminates the lease for the Company’s headquarters building, it is obligated to pay the Company a lease termination fee equal to $3 million if the lease is terminated in January 2014, with the lease termination fee declining by $22,000 per month if Uptown terminates the headquarters building lease after January 2014.

Aggregate rental expense under operating leases, including amounts paid to Conexant and Uptown, was approximately, $2.4 million for the year ended December 31, 2010, $2.4 million for the year ended December 31, 2009 and $0.7 million and $2.0 million for the periods ended December 31, 2008 and September 18, 2008, respectively.

As of December 31, 2010, future minimum payments under operating leases are primarily due to Uptown  and these costs have been estimated based on the actual costs incurred during 2010 and the costs determined under the amended leases with Uptown and when applicable have been adjusted for increases in the consumer price index.

Future minimum payments under non-cancelable operating leases are as follows:

	Payment Obligations by Year (in thousands)
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$2,300	$2,300	$2,300	$2,300	$2,300	$2,753	$14,253

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

Purchases under this agreement were approximately $2.6 million for the year ended December 31, 2010, $2.9 million for the year ended December 31, 2009 and $0.9 million and $2.2 million for the periods ended December 31, 2008 and September 18, 2008, respectively.

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

Litigation and Claims

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335. Following the initial filing, in October 2008, LSI amended the ITC complaint to add the Company, Tower and three other corporations as additional respondents. In September, 2009, the administrative law judge ruled against LSI and in favor of the respondents, determining that the patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the Judge’s determination on patent invalidity.   In March 2010 the ITC determined that there is no ITC violation and the LSI patent was ruled to be invalid.  LSI appealed that determination to the U.S. Court of Appeals for the Federal Circuit.  While the appeal was pending, the patent expired. In November 2010 the Federal Circuit issued an order vacating the ITC’s final determination and remanding the investigation to the ITC with instructions to dismiss the investigation as moot in light of the expiration of the patent, and the ITC dismissed the ITC action as moot. The Company does not know whether any further legal proceedings will be pursued by LSI and cannot predict the outcome thereof.

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

Note 13: Valuation Account

Dollars in thousands		Additions
	Balance at the beginning of the period	Charges related to purchase accounting (A)	Charged to costs and expenses	Deductions (B)	Balance at the end of the period
Allowance for doubtful accounts receivable:
(Successor)
Year ended December 31, 2010	$877	$--	$293	$(844)	$326
Year ended December 31, 2009	$852	$--	$714	$(689)	$877
Period from September 19, 2008 through December 31, 2008	$--	$974	$(314)	$192	$852
(Predecessor)
Period from December 29, 2007 through September 18, 2008	$793	$--	$315	$(134)	$974

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.  Based on its assessment using those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The following presents aggregate fees billed to us by Deloitte Touche Tohmatsu, our current principal accountants for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 and by Ernst & Young, our former principal accountants, for the first three quarters of 2008. All of the fees described below were pre-approved by our audit committee.

Audit Fees. Audit fees billed by Brightman Almagor Zohar, a member of Deloitte Touche Tohmatsu were $240,000 for the year ended December 31, 2010 and $255,000 for the year ended December 31, 2009.  Audit fees billed were $100,000 for the year ended December 31, 2008.  These fees billed by Deloitte Touche Tohmatsu were for professional services rendered for year-end audit of our annual financial statements and for reviews of our quarterly financial statements and do not include fees billed by Ernst & Young for the reviews of our quarterly financial statements and the registration statement filed in connection with Tower’s acquisition performed, which amounted to $433,400.

Audit-Related Fees. For the years ended December 31, 2010 and 2009 audit-related fees billed were $86,463 and  $86,000, respectively, in connection with the Sarbanes Oxley. Audit-related fees billed were nil for the year ended December 31, 2008.

Tax Fees. Tax fees billed were nil for the years ended December 31, 2010, 2009 and 2008.

All Other Fees. Fees related to Notes Exchange for the year ended December 31, 2010 were $35,000.  There were no other fees billed for the years ended December 31, 2010, 2009 or 2008.

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

4.15
Indenture dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association – Incorporated by reference to Exhibit 4.15 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

4.16
Registration Rights Agreement dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and holders of the Registrant’s 8% Senior Notes due 2015 -- – Incorporated by reference to Exhibit 4.16 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

10.21	Fourth Amendment to Half Dome Lease between Newport Fab, LLC and Conexant Systems, Inc. dated as of June 15, 2009.

10.22	Fifth Amendment to Half Dome Lease between Newport Fab, LLC and Uptown Newport LP dated as of December 8, 2010.

10.23	Sublease between Newport Fab, LLC and Conexant Systems dated as of December 22, 2010.

10.24
El Capitan Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 — Incorporated by reference to Exhibit 10.16 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.24
First Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated October 1, 2004 — Incorporated by reference to Exhibit 10.17 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.26
Second Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated November 31, 2005 — Incorporated by reference to Exhibit 10.18 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.27
Third Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 1, 2006 — Incorporated by reference to Exhibit 10.18 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.28
Fourth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 26, 2006— Incorporated by reference to Exhibit 10.19 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.29	Fifth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated as of June 5, 2010.

10.30	Sixth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Uptown Newport LP dated as of December 22, 2010.

†10.31
License and Supply Agreement between Newport Fab, LLC and Advanced Semiconductor Manufacturing Corp. of Shanghai dated December 16, 2003 — Incorporated by reference to Exhibit 10.36 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.32
HHNEC Wafer Supply Agreement between Jazz/Hua Hong, LLC, Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 29, 2003 — Incorporated by reference to Exhibit 10.37 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.33
LLC Wafer Supply Agreement between Jazz/Hua Hong, LLC, Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 — Incorporated by reference to Exhibit 10.38 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.34
Technology Sublicense Agreement—Jazz Advanced Technology by Jazz/Hua Hong, LLC, Shanghai Hua Hong NEC Electronics Company, Limited and Newport Fab, LLC dated August 30, 2003 — Incorporated by reference to Exhibit 10.39 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.35
Technology License and Transfer Agreement by Newport Fab, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 — Incorporated by reference to Exhibit 10.40 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.36
Technology License Agreement—Jazz Advanced Technology Newport Fab, LLC, Jazz/ Hua Hong, LLC and Shanghai Hua Hong NEC Electronics Company, Limited dated August 30, 2003 — Incorporated by reference to Exhibit 10.41 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.37
Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated as of May 2, 2003 — Incorporated by reference to Exhibit 10.42 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.38
Amendment One to Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated as of May 2, 2003 — Incorporated by reference to Exhibit 10.43 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

†10.39
Amendment Two to Wafer Supply and Services Agreement among Jazz Semiconductor, Inc. and Skyworks Solutions, Inc. dated June 13, 2003 — Incorporated by reference to Exhibit 10.44 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.40
License Agreement between Jazz Semiconductor, Inc. and Conexant Systems, Inc. dated as of July 2, 2004 — Incorporated by reference to Exhibit 10.48 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.41
Amended and Restated Loan and Security Agreement by and among the Registrant, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of February 28, 2007 — Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2007.

10.42
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

10.43
Second Amendment to Amendment and Restated Loan and Security Agreement dated as of January 28, 2008 among Jazz Semiconductor, Inc, Newport Fab, LLC (d/b/a Jazz Semiconductor Operating Company), Jazz Technologies, Inc. and Wachovia Capital Finance Corporation (Western), in its capacity as agent for various lenders. - Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.

†10.44
Settlement Agreement  dated as of July 31, 2007 between the Registrant and the TC Group, L.L.C. as stockholders’ representative  — Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

*10.45
Form of Change of Control Agreement entered into between the Registrant and each of Gilbert F. Amelio, Paul A. Pittman and Allen R. Grogan — Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

*10.46
Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors — Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.47
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

10.48
First Amendment dated March 17, 2009 to the  Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.49
Second Amendment dated July 16, 2009 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.50
Third Amendment dated as of April 21, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.46 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.51
Fourth Amendment dated  as of June 29, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.47 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.52
Fifth Amendment dated  as of July 19, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008

10.53
Agreement and Plan of Merger and Reorganization by and among Tower Semiconductor Ltd., Armstrong Acquisition Corp. and Jazz Technologies, dated as of May 19, 2008 — Incorporated by reference to Exhibit 2.1 to Jazz Technologies’ Current Report on Form 8-K filed on May 20, 2008.

10.54
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011 – Incorporated by reference to Exhibit 10.48 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

23.1	Consent of Independent Registered Accounting Firm

24.1	Power of Attorney (included on the signature pages hereto).

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification. (Not provided as not required of voluntary filers)

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Denotes a management compensatory plan or arrangement.

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

Signatures	Title	Date

/s/ RAFI MOR	Principal Executive Officer	February 22, 2011
Rafi Mor	(Principal Executive Officer)

/s/ SUSANNA H. BENNETT	Chief Financial Officer	February 22, 2011
Susanna H. Bennett	(Principal Financial and Accounting Officer)

Index to Exhibits

10.21	Fourth Amendment to Half Dome Lease between Newport Fab, LLC and Conexant Systems, Inc. dated as of June 15, 2009.

10.22	Fifth Amendment to Half Dome Lease between Newport Fab, LLC and Uptown Newport LP dated as of December 8, 2010.

10.23	Sublease between Newport Fab, LLC and Conexant Systems dated as of December 22, 2010.

10.29	Fifth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated as of June 5, 2010.

10.30	Sixth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Uptown Newport LP dated as of December 22, 2010.

10.52
Fifth Amendment dated  as of July 19, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008

23.1	Consent of Independent Registered Accounting Firm

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).