Form 10-Q
period 2011-03-31
Jazz Technologies, Inc.
filed 2011-05-20
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,403	$29,031
Receivables:
Trade receivables, net of allowance for doubtful accounts of $284 and $326 at March 31, 2011 and December 31, 2010, respectively	29,962	29,687
Due from related party	4,554	3,376
Inventories	20,864	19,096
Deferred tax asset	4,728	4,728
Prepaid expenses and other current assets	4,857	3,768
Total current assets	90,368	89,686
Property, plant and equipment, net	99,638	96,908
Investments	17,100	17,100
Intangible assets, net	47,236	48,394
Goodwill	7,000	7,000
Other assets – related parties	19,522	22,392
Other assets - others	2,031	1,895
Total assets	$282,895	$283,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt and current maturities of notes	$53,886	$53,338
Accounts payable	10,937	13,023
Due to related party	4,520	3,389
Accrued compensation and benefits	5,441	5,677
Deferred revenues	2,425	1,834
Accrued interest	2,752	5,393
Other current liabilities	5,240	7,418
Total current liabilities	85,201	90,072
Long term liabilities:
Long-term debt from bank	10,000	10,000
Notes	65,521	64,463
Deferred tax liability	9,876	9,876
Accrued pension, retirement medical plan obligations and other long-term liabilities	18,169	18,055
Total liabilities	188,767	192,466
Stockholder’s equity:
Additional paid-in capital	63,531	63,531
Cumulative stock based compensation	1,024	887
Accumulated other comprehensive loss (*)	(1,903)	(1,903)
Retained earnings	31,476	28,394
Total stockholders’ equity	94,128	90,909
Total liabilities and stockholders’ equity	$282,895	$283,375

(*)	Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net revenues	$50,797	$53,906
Cost of revenues	34,785	33,972
Gross profit	16,012	19,934
Operating expenses:
Research and development	3,157	3,281
Selling, general and administrative	3,819	4,334
Amortization of intangible assets	197	197
Total operating expenses	7,173	7,812
Operating income	8,839	12,122
Financing expense and other expense, net	(4,293)	(3,992)
Net income before income taxes	4,546	8,130
Income tax expense	(1,464)	(2,659)
Net income	$3,082	$5,471

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Operating activities:
Net income	$3,082	$5,471
Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	8,853	7,757
Notes accretion and amortization of deferred financing costs	1,617	1,360
Stock based compensation expense	137	163
Changes in operating assets and liabilities:
Receivables	(275)	(4,442)
Inventories	(1,768)	27
Prepaid expenses and other current assets	(1,089)	14
Deferred tax assets	--	1,958
Accounts payable	(2,267)	1,440
Due to related party, net	1,197	(2,764)
Accrued compensation and benefits	(236)	1,272
Deferred Revenue	591	505
Accrued interest	(2,641)	1,923
Other current liabilities	(2,178)	642
Deferred tax liability	--	--
Accrued pension, retirement medical plan obligations and long-term liabilities	114	189
Net cash provided by operating activities	5,137	15,515
Investing activities:
Purchases of property and equipment	(10,243)	(5,800)
Proceeds related to property and equipment	1,478	--
Purchases of intangible assets	--	(400)
Net cash used in investing activities	(8,765)	(6,200)
Financing activities:
Short-term debt from bank	--	(5,000)
Net cash used in financing activities	--	(5,000)
Effect of foreign currency on cash	--	51
Net increase in cash and cash equivalents	(3,628)	4,366
Cash and cash equivalents at beginning of period	29,031	28,622
Cash and cash equivalents at end of period	$25,403	$32,988
Non-cash investing activities:
Investments in property, plant and equipment	$3,391	$3,423
Supplemental disclosure of cash flow information:
Interest paid	$5,559	$711
Tax paid	$2,600	$318

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

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

The Company is based in Newport Beach, California and following the acquisition of Jazz Semiconductor, became an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes for the manufacture of analog and mixed-signal semiconductors. Its customer’s analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2011 and December 31, 2010, and the consolidated results of its operations and cash flows for the three months ended March 31, 2011 and 2010. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2011 presentation.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with US GAAP. For financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Comprehensive Income

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(In thousands)
Net income	$3,082	$5,471
Foreign currency translation adjustment	--	51
Comprehensive income	$3,082	$5,522

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of March 31, 2011 and December 31, 2010 consists of the following customers:

	March 31, 2011	December 31, 2010
Customer 1	25%	20%
Customer 2	13	15
Customer 3	13	16

Net revenues from significant customers representing 10% or more of net revenues consist of the following:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Customer A	19%	14%
Customer B	16	8
Customer C	13	34

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

Initial Adoption of New Standards

ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) - Intangibles - Goodwill and Other.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) - Intangibles - Goodwill and Other. ASU 2010-28 which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this update are effective in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to the beginning retained earnings. The adoption of this update did not impact the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) - Business Combinations

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) - Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective in fiscal year 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

In January 2011, the FASB issued ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-1). The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.  In April 2011, the FASB issued ASU No. 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-2). ASU 2011-2 amends ASC Topic 310 - Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-2 also makes disclosure requirements deferred under ASU 2011-1 effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Raw material	$4,655	$4,684
Work in process	14,852	11,821
Finished goods	1,357	2,591
	$20,864	$19,096

Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2011 and December 31, 2010 (in thousands):

	Useful life (In years)	March 31, 2011	December 31, 2010
Building improvements	10-12	$24,305	$24,230
Machinery and equipment	7	125,863	115,790
Furniture and equipment	5-7	2,308	2,308
Computer software	3	1,127	850
		153,603	143,178
Accumulated depreciation		(53,965)	(46,270)
		$99,638	$96,908

Intangible Assets

Intangible assets consist of the following at March 31, 2011 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$710	$1,590
Patents and other core technology rights	9	15,100	4,256	10,844
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	440	2,160
Trade name	9	5,200	1,465	3,735
Facilities lease	19	33,500	4,593	28,907
Total identifiable intangible assets	14	$60,500	$13,264	$47,236

Intangible assets consist of the following at December 31, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$612	$1,688
Patents and other core technology rights	9	15,100	3,836	11,264
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	396	2,204
Trade name	9	5,200	1,321	3,879
Facilities lease	19	33,500	4,141	29,359
Total identifiable intangible assets	14	$60,500	$12,106	$48,394

The amortization related to technology, patents, other core technologies, and the facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Credit Facility

Borrowing availability under the facility as of March 31, 2011, was $32 million. Outstanding borrowings were $22 million and $1.6 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $10 million to be long-term debt as of March 31, 2011. As of March 31, 2011, the Company was in compliance with all the covenants under this facility.

Note 5:  Notes

In 2006, The Company completed private placements of convertible notes. The convertible notes bear interest at a rate of 8% per annum payable semi-annually and mature in December, 2011 (“Old Notes”). As of March 31, 2011, following the exchange agreement described below, approximately $43.7 million in principal amount of Old Notes remains outstanding.

On July 2010, the Company, together with its domestic subsidiaries and its parent, Tower, entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Old Notes. Under the Exchange Agreement, the Participating Holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) with an exchange ratio of 1.175 New Notes for each 1.000 Old Notes. In addition, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower for a consideration of $1.70 per share (“Warrants J”). The Company’s obligations under the Old Notes and New Notes are not guaranteed by Tower. Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of March 31, 2011, approximately $93.6 million in principal amount of New Notes remains outstanding.

Note 6:   Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2011 of 32% differs from the statutory rate primarily due to the Domestic Production Activities Deduction (“DPAD”). The DPAD reduces the effective tax rate for the quarter by approximately three percent.

Note 7:    Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.2 million, respectively.

Note 8:    Employee Stock Option Expense

During the three months ended March 31, 2011, Tower awarded 1,490,000 non-qualified stock options exercisable to Tower ordinary shares to the Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.42. The Company recorded $137 thousand of compensation expenses relating to options granted to employees, for the three months ended March 31, 2011. The Company recorded $163 thousand of compensation expenses relating to employees options, during the corresponding periods in 2010.

Note 9:    Related Party Transactions

	As of March 31, 2011	As of December 31, 2010
Due from related party (included in the accompanying balance sheets)	$24,076	$25,768
Due to related party (included in the accompanying balance sheets)	$4,520	$3,389

Related party balances are with Tower and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

Note 10:   Litigation

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), alleging infringement of U.S. patent 5,227,335 (the ‘335 patent) under Section 337 of the Tariff Act of 1930 (Section 337) by seventeen corporations. Following that initial filing, in October 2008, LSI amended the ITC complaint requesting to add the Company, Tower and three other corporations as additional respondents to the investigation. In September 2009, the ITC administrative law judge (“ALJ”) ruled against LSI and in favor of the respondents, determined that the ‘335 patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the ALJ’s determination on patent invalidity. In March 2010, the ITC issued a notice of final determination that there was no violation of Section 337, ruling that the LSI ‘335 patent claims were invalid, and terminated the ITC investigation. LSI appealed the final determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”).  While that appeal was pending, the ‘335 patent expired.  The ITC moved to dismiss LSI's appeal as moot, which LSI conceded.  In November, 2010, the Federal Circuit issued an order vacating the ITC’s final determination and remanded the investigation to the ITC with instructions to dismiss the Investigation as moot.  LSI also previously filed an action for patent infringement of the ‘335 patent against us and other corporations in the United States District Court for the Eastern District of Texas, which action was stayed pending the conclusion ITC Investigation. There are currently eight party defendants in the Texas district court action.  The Texas action can proceed even though the ‘335 patent has expired, limited to damages that accrued prior to expiration of the '335 patent.   The ITC determination, which was dismissed as moot, does not have a preclusive effect on the Texas District Court. The Company cannot predict the outcome thereof or estimate any losses that may be incurred therefrom, which could have a material and adverse effect on the Company’s business and financial position.

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

This report, including these forward-looking statements, are subject to risks and uncertainties, including those risks and uncertainties described in our Annual Report on Form 10-K and subsequent quarterly reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

RESULTS OF OPERATIONS

For the three months ended March 31, 2011, we had a net profit of $3.1 million compared to a net profit of $5.5 million for the three months ended March 31, 2010.

 The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net revenues	100%	100%
Cost of revenues	68.5	63.0
Gross profit	31.5	37.0
Operating expenses:
Research and development	6.2	6.1
Selling, general and administrative	7.5	8.0
Amortization of intangible assets	0.4	0.4
Total operating expenses	14.1	14.5
Operating income	17.4	22.5
Financing expense and other expense, net	(8.4)	(7.4)
Income tax expense	(2.9)	(4.9)
Net income	6.1%	10.2%

Comparison of three Months Ended March 31, 2011 and March 31, 2010

Revenues

Our net revenues for the three months ended March 31, 2011 amounted to $50.8 million as compared to $53.9 million for the corresponding period in 2010, mainly due to reduction in wafers shipped during the three months ended March 31, 2011.

Cost of Revenues

Our cost of revenues increased to $34.8 million for the three months ended March 31, 2011 compared to $34.0 million for the corresponding period in 2010. The increase of in cost of revenues while revenues decreased is mainly due to higher depreciation expenses resulting from the recent capacity ramp-up announced by Tower on February 16, 2010.

Gross Profit

Gross profit decreased to $16.0 million in the three months ended March 31, 2011 as compared to $19.9 million in the corresponding period in 2010. Such $3.9 million decrease in gross profit was mainly attributed to the decrease in revenues described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 decreased by $0.6 million to $7.2 million, as compared to $7.8 million in the three months ended March 31, 2010.

Financing Expense and Other Expense, Net

Financing expense and other expense, net for the three months ended March 31, 2011 amounted to $4.3 million, relating mainly, to our notes, substantially unchanged from the $4.0 million for the three months ended March 31, 2010.

Income Tax Expense

Income tax expense amounted to $1.5 million in the three months ended March 31, 2011, as compared to income tax expense of $2.7 million in the three months ended March 31, 2010. The $ 1.2 million decrease in income tax expenses is mainly as the result of the decrease in the operating profit. The Company’s effective tax rate for the three months ended March 31, 2011 of 32% differs from the statutory rate primarily due to the Domestic Production Activities Deduction (“DPAD”). The DPAD reduces the effective tax rate for the quarter by approximately three percent.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), alleging infringement of U.S. patent 5,227,335 (the ‘335 patent) under Section 337 of the Tariff Act of 1930 (Section 337) by seventeen corporations. Following that initial filing, in October 2008, LSI amended the ITC complaint requesting to add the Company, Tower and three other corporations as additional respondents to the investigation. In September 2009, the ITC administrative law judge (“ALJ”) ruled against LSI and in favor of the respondents, determined that the ‘335 patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the ALJ’s determination on patent invalidity. In March 2010, the ITC issued a notice of final determination that there was no violation of Section 337, ruling that the LSI ‘335 patent claims were invalid, and terminated the ITC investigation. LSI appealed the final determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”).  While that appeal was pending, the ‘335 patent expired.  The ITC moved to dismiss LSI's appeal as moot, which LSI conceded.  In November, 2010, the Federal Circuit issued an order vacating the ITC’s final determination and remanded the investigation to the ITC with instructions to dismiss the Investigation as moot.  LSI also previously filed an action for patent infringement of the ‘335 patent against us and other corporations in the United States District Court for the Eastern District of Texas, which action was stayed pending the conclusion ITC Investigation. There are currently eight party defendants in the Texas district court action.  The Texas action can proceed even though the ‘335 patent has expired, limited to damages that accrued prior to expiration of the '335 patent.   The ITC determination, which was dismissed as moot, does not have a preclusive effect on the Texas District Court. The Company cannot predict the outcome thereof or estimate any losses that may be incurred therefrom, which could have a material and adverse effect on the Company’s business and financial position.

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-Q, you should carefully consider the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

Date: May 20, 2011	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)