Form 10-Q
period 2011-06-30
Jazz Technologies, Inc.
filed 2011-08-08
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,270	$29,031
Receivables:
Trade receivables, net of allowance for doubtful accounts of $26 and $326 at June 30, 2011 and December 31, 2010, respectively	26,938	29,687
Other receivables	2,922	3,376
Short-term investment	17,100	--
Inventories	26,961	19,096
Deferred tax asset	4,728	4,728
Prepaid expenses and other current assets	3,653	3,768
Total current assets	109,572	89,686
Property, plant and equipment, net	102,651	96,908
Investments	--	17,100
Intangible assets, net	46,077	48,394
Goodwill	7,000	7,000
Other assets – related parties	17,744	22,392
Other assets - others	1,903	1,895
Total assets	$284,947	$283,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt and current maturities of notes	$46,106	$53,338
Accounts payable	16,206	13,023
Due to related party	2,858	3,389
Accrued compensation and benefits	5,340	5,677
Deferred revenues	2,259	1,834
Accrued interest	5,154	5,393
Other current liabilities	5,655	7,418
Total current liabilities	83,578	90,072
Long term liabilities:
Long-term debt from banks	10,000	10,000
Notes	66,639	64,463
Deferred tax liability	9,876	9,876
Accrued pension, retirement medical plan obligations	12,724	12,522
Other long-term liabilities	5,630	5,533
Total liabilities	188,447	192,466
Stockholder’s equity:
Additional paid-in capital	63,531	63,531
Cumulative stock based compensation	1,233	887
Accumulated other comprehensive loss (*)	(1,945)	(1,903)
Retained earnings	33,681	28,394
Total stockholders’ equity	96,500	90,909
Total liabilities and stockholders’ equity	$284,947	$283,375

(*)	Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenues	$45,829	$60,150	$96,626	$114,056
Cost of revenues	31,231	35,808	66,016	69,780
Gross profit	14,598	24,342	30,610	44,276
Operating expenses:
Research and development	2,801	3,315	5,958	6,596
Selling, general and administrative	3,653	5,868	7,472	10,202
Amortization of intangible assets	197	197	394	394
Total operating expenses	6,651	9,380	13,824	17,192
Operating income	7,947	14,962	16,786	27,084
Financing expense and other expense, net	(4,493)	(3,984)	(8,786)	(7,976)
Net income before income taxes	3,454	10,978	8,000	19,108
Income tax expense	(1,249)	(3,534)	(2,713)	(6,193)
Net income	$2,205	$7,444	$5,287	$12,915

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Operating activities:
Net income	$5,287	$12,915
Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	17,196	15,484
Notes accretion and amortization of deferred financing costs	3,409	2,810
Stock based compensation expense	346	305
Other loss, net	320	--
Changes in operating assets and liabilities:
Receivables	4,057	(7,311)
Inventories	(7,865)	(1,434)
Prepaid expenses and other current assets	115	902
Deferred tax assets	--	1,958
Accounts payable	(449)	(240)
Due to related party, net	(1,705)	(3,795)
Accrued compensation and benefits	(337)	1,808
Deferred Revenue	425	665
Accrued interest	(239)	4,362
Other current liabilities	(1,763)	3,067
Deferred tax liability	--	--
Accrued pension, retirement medical plan obligations and long-term liabilities	299	257
Net cash provided by operating activities	19,096	31,753
Investing activities:
Purchases of property and equipment	(16,991)	(15,560)
Proceeds related to property and equipment	4,820	600
Purchases of intangible assets	--	(400)
Net cash used in investing activities	(12,171)	(15,360)
Financing activities:
Debt repayment	(8,644)	(5,000)
Net cash used in financing activities	(8,644)	(5,000)
Effect of foreign currency on cash	(42)	46
Net increase in cash and cash equivalents	(1,761)	11,439
Cash and cash equivalents at beginning of period	29,031	28,622
Cash and cash equivalents at end of period	$27,270	$40,061

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:

Investments in property, plant and equipment	$4,803	$2,381
Interest paid	$5,938	$878
Tax paid	$3,403	$2,913

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

Note 1:   Organization

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz” and “Company” refers to the business of Jazz Technologies, Inc., and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. References to the “Company” for dates prior to September 19, 2008 mean the predecessor which on September 19, 2008 was merged with a subsidiary of Tower Semiconductor Ltd., an Israeli company (“Tower”), and references to the “Company” for periods on or after September 19, 2008 are references to the successor Tower subsidiary.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2011 and December 31, 2010, and the consolidated results of its operations and cash flows for the three months and six months ended June 30, 2011 and 2010. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2011 presentation.

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

Comprehensive Income

	Six months ended June 30, 2011	Six months ended June 30, 2010
	(In thousands)
Net income	$5,287	$12,915
Foreign currency translation adjustment	(42)	46
Comprehensive income	$5,245	$12,961

Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, age of the balance and the customer’s current creditworthiness, as determined by a review of the customer’s current credit information. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that have been identified. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. Customer receivables are generally unsecured.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of June 30, 2011 and December 31, 2010 consists of the following customers:

	June 30, 2011	December 31, 2010
Customer 1	21%	20%
Customer 2	8	15
Customer 3	--	16

Net revenues from significant customers representing 10% or more of net revenues consist of the following:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Customer A	16%	14%	18%	14%
Customer B	7%	28	10	31

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) - Intangibles - Goodwill and Other. ASU 2010-28 which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this update are effective in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to the beginning retained earnings. The adoption of this update did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have an impact on our consolidated financial position, results of operations or cash flows.

ASU No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have an impact on our consolidated financial position, results of operations or cash flows.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Raw material	$4,902	$4,684
Work in process	12,195	11,821
Finished goods	9,864	2,591
	$26,961	$19,096

Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2011 and December 31, 2010 (in thousands):

	Useful life (In years)	June 30, 2011	December 31, 2010
Building improvements	10-12	$24,305	$24,230
Machinery and equipment	7	135,907	115,790
Furniture and equipment	5-7	2,308	2,308
Computer software	3	1,280	850
		163,800	143,178
Accumulated depreciation		(61,149)	(46,270)
		$102,651	$96,908

Intangible Assets

Intangible assets consist of the following at June 30, 2011 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$809	$1,491
Patents and other core technology rights	9	15,100	4,675	10,425
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	483	2,117
Trade name	9	5,200	1,610	3,590
Facilities lease	19	33,500	5,046	28,454
Total identifiable intangible assets	14	$60,500	$14,423	$46,077

Intangible assets consist of the following at December 31, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$612	$1,688
Patents and other core technology rights	9	15,100	3,836	11,264
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	396	2,204
Trade name	9	5,200	1,321	3,879
Facilities lease	19	33,500	4,141	29,359
Total identifiable intangible assets	14	$60,500	$12,106	$48,394

The amortization related to technology, patents, other core technologies, and the facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Credit Facility

Borrowing availability under the facility as of June 30, 2011, was $27 million. Outstanding borrowings were $22 million and $1.3 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $10 million to be long-term debt as of June 30, 2011. As of June 30, 2011, the Company was in compliance with all the covenants under this facility.

Note 5:   Notes

In 2006, The Company completed private placements of convertible notes. The convertible notes bear interest at a rate of 8% per annum payable semi-annually and mature in December, 2011 (“Old Notes”). In the exchange agreement described below, approximately $79.6 million principal amount of the Old Notes were converted to New Notes. As of June 30, 2011, approximately $35.1 million in principal amount of Old Notes remains outstanding as compared to $43.7 million as of December 31, 2010.

On July 2010, the Company, together with its domestic subsidiaries and its parent, Tower, entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Old Notes. Under the Exchange Agreement, the Participating Holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) with an exchange ratio of 1.175 New Notes for each 1.000 Old Notes. In addition, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower for a consideration of $1.70 per share (“Warrants J”). The Company’s obligations under the Old Notes and New Notes are not guaranteed by Tower. Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of June 30, 2011, approximately $93.6 million in principal amount of New Notes remains outstanding.

Note 6:   Holdings in Hua Hong Semiconductor Ltd.

In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Hua Hong Semiconductor Ltd (“HHSL”), which owns 100% of Shanghai Hua Hong NEC Electronics Company Ltd (also known as “HHNEC”). As of June 30, 2011, the investment represented a minority interest of approximately 10% in HHSL.

In July 2011, the Company signed a definitive agreement to sell its 10% holdings in “HHSL”, in an HHSL buyback transaction, for approximately $32 million in cash gross, before tax and other payments. The holding in HHSL is presented in the balance sheet as of June 30, 2011 at an amount of $17.1 million under “short term investments”.

The transaction is subject to customary closing conditions and is expected to close during the third quarter of 2011.

Note 7:   Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2011 of 34% differs from the statutory rate primarily due to the Domestic Production Activities Deduction (“DPAD”). The DPAD reduces the effective tax rate for the six months ended June 30, 2011 by approximately one percent.

Note 8:   Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three and six months ended June 30, 2011 were $0.3 million and $0.5 million, respectively. The amounts for the pension and other post retirement benefit plans expenses for the three and six months ended June 30, 2010 were $0.2 million and $0.5 million, respectively.

Note 9:   Employee Stock Option Expense

During the six months ended June 30, 2011, Tower awarded 1.1 million non-qualified stock options exercisable to Tower ordinary shares to the Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.42.  The Company recorded $209 thousand and $346 thousand of compensation expenses relating to options granted to employees, for the three months and six months ended June 30, 2011, respectively. The Company recorded $142 thousand and $305 thousand of compensation expenses relating to employees options, during the corresponding periods in 2010.

Note 10: Related Party Transactions

	As of June 30, 2011	As of December 31, 2010
Due from related party (included in the accompanying balance sheets)	$21,974	$25,768
Due to related party (included in the accompanying balance sheets)	$2,858	$3,389

Related party balances are with Tower and TowerJazz Japan Ltd. and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

Note 11: Litigation

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), alleging infringement of U.S. patent 5,227,335 (the ‘335 patent) under Section 337 of the Tariff Act of 1930 (Section 337) by seventeen corporations. Following that initial filing, in October 2008, LSI amended the ITC complaint requesting to add the Company, Tower and three other corporations as additional respondents to the investigation. In September 2009, the ITC administrative law judge (“ALJ”) ruled against LSI and in favor of the respondents, determining that the ‘335 patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the ALJ’s determination on patent invalidity. In March 2010, the ITC issued a notice of final determination that there was no violation of Section 337, ruling that the LSI ‘335 patent claims were invalid, and terminated the ITC investigation.

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

LSI also previously filed an action for patent infringement of the ‘335 patent against the Company and other corporations in the United States District Court for the Eastern District of Texas, which action was stayed pending the conclusion of  the ITC investigation.  On June 16, 2011, the District Court granted a motion by LSI to dismiss the Texas action without prejudice.  As a result of that dismissal, there is no longer any legal proceeding currently pending by LSI against the Company or Tower.

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

This report, including these forward-looking statements, are subject to risks and uncertainties, including those risks and uncertainties described in our Annual Report on Form 10-K and subsequent quarterly reports filed with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

RESULTS OF OPERATIONS

For the six months ended June 30, 2011, we had a net profit $5.3 million compared to $12.9 million for the six months ended June 30, 2010.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Six Months Ended
	June 30, 2011	June 30, 2010
Net revenues	100%	100%
Cost of revenues	68.3	61.2
Gross profit	31.7	38.8
Operating expenses:
Research and development	6.2	5.8
Selling, general and administrative	7.7	8.9
Amortization of intangible assets	0.4	0.3
Total operating expenses	14.3	15.1
Operating income (loss)	17.4	23.7
Financing expense and other income, net	(9.1)	(7.0)
Income tax expense	(2.8)	(5.4)
Net income	5.5%	11.3%

Comparison of six months ended June 30, 2011 and June 30, 2010

Revenues

Our net revenues for the six months ended June 30, 2011 decreased by $17.4 million, or 15%, to $96.6 million from $114.1 million in the corresponding period in 2010, mainly due to reduction in wafers shipped during the six months ended June 30, 2011. The decrease in revenues is due to a reduced customer demand trend which resulted in approximately 23% lower wafers shipped and a 5% increase in average selling price.

Cost of Revenues

Following the decrease in revenues, our cost of revenues decreased to $66.0 million for the six months ended June 30, 2011 from $69.8 million for the corresponding period in 2010. The relatively small reduction in cost of revenues as compared to the revenue decrease is due to the high portion of fixed costs associated with operating a foundry and due to higher depreciation expenses resulting from the recent capacity ramp-up.

Gross Profit

Gross profit decreased to $30.6 million in the six months ended June 30, 2011 as compared to $44.3 million in the corresponding period in 2010 following the revenue decrease.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 decreased by $3.4 million to $13.8 million, as compared to $17.2 million in the six months ended June 30, 2010. The decrease in operating expenses is mainly due to the one-time general and administrative expenses in the six months ended June 30, 2010 relating to the notes exchange agreement (mainly legal related expenses),  cost reduction actions and effects of the revenue decrease.

Financing Expense and Other Expense, net

Financing expense and other expense, net for the six months ended June 30, 2011 amounted to $8.8 million, as compared to $8.0 million for the six months ended June 30, 2010. Financing expense, net mainly relate to our notes.

Income Tax Expense

Income tax expense amounted to $2.7 million in the six months ended June 30, 2011, as compared to income tax expense of $6.2 million in the six months ended June 30, 2010. The decrease in income tax expenses is due to the decrease in operating income. The Company’s effective tax rate for the six months ended June 30, 2011 of 34% differs from the statutory rate primarily due to Domestic Production Activities Deduction (“DPAD”). The DPAD reduces the effective tax rate for the six months ended June 30, 2011 by approximately one percent.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

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

LSI also previously filed an action for patent infringement of the ‘335 patent against the Company and other corporations in the United States District Court for the Eastern District of Texas, which action was stayed pending the conclusion of the ITC investigation. On June 16, 2011, the District Court granted a motion by LSI to dismiss the Texas action without prejudice.  As a result of that dismissal, there is no longer any legal proceeding currently pending by LSI against the Company or Tower.

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

10.55
Sixth Amendment dated as of June 14, 2011 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2011	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
______
(Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

10.55
Sixth Amendment dated as of June 14, 2011 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	Section 1350 Certification. (Not provided as not required of voluntary filers)
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL