Form 10-Q/A
period 2011-06-30
Jazz Technologies, Inc.
filed 2011-09-07
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by General Instruction H(2).

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 originally filed with the Securities and Exchange Commission on August 8, 2011 (“June 2011 form 10-Q”), is being filed solely for the purposes of furnishing Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T. This Exhibit was not previously filed.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of such Quarterly Report on Form 10-Q, or reflect any events that have occurred after such Report was originally filed.

PART II

Item 6.    Exhibits.

In addition to the exhibits originally filed with the Registrant’s Quarterly Report on Form 10-Q, the following exhibit is hereby filed herewith in response to this Item.

Exhibit

101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2011	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)