Form 10-K/A
period 2010-12-31
Jazz Technologies, Inc.
filed 2011-11-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends our annual report on Form 10-K for the fiscal year ended December 31, 2010 to include required certifications pursuant to Regulation S-K 601(b)(32), to delete references to the filing of the Form 10-K being made on a voluntary basis and to delete certain exhibits.  Except as described in the preceding sentence, no change has been made to our annual report on Form 10-K.  The filing of this amended annual report does not purport to amend, update or restate the information in any other item of the annual report or reflect any events that have occurred after the filing of the annual report on February 22, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements Schedules and Exhibits.

(1)	The following financial statements are included in Item 8:

i)
Jazz Technologies, Inc.
    Reports of Independent Registered Public Accounting Firms
    Balance Sheets
    Statements of Operations
    Statement of Sockholder’s Equity (Successor)
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

*10.2	2006 Equity Incentive Plan, as amended — Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2007.

*10.3	Form of Option Agreement under the 2006 Equity Incentive Plan — Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-143022).

*10.4
Form of Restricted Stock Bonus Agreement under the 2006 Equity Incentive Plan — Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-143022).

10.5
Half Dome Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 — Incorporated by reference to Exhibit 10.13 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.6
First Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated May 1, 2004 — Incorporated by reference to Exhibit 10.14 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.7
Second Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated December 31, 2005 — Incorporated by reference to Exhibit 10.15 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.8
Third Amendment to Half Dome Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated as of September 26, 2006— Incorporated by reference to Exhibit 10.14 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.9
Fourth Amendment to Half Dome Lease between Newport Fab, LLC and Conexant Systems, Inc. dated as of June 15, 2009 — Filed as Exhibit 10.21 to the initial filing of the Annual Report to which this Amendment No. 1 relates.

10.10
Fifth Amendment to Half Dome Lease between Newport Fab, LLC and Uptown Newport LP dated as of December 8, 2010 — Filed as Exhibit 10.22 to the initial filing of the Annual Report to which this Amendment No. 1 relates.

10.11	Sublease between Newport Fab, LLC and Conexant Systems dated as of December 22, 2010 — Filed as Exhibit 10.23 to the initial filing of the Annual Report to which this Amendment No. 1 relates.

10.12
El Capitan Lease Agreement between Specialtysemi, Inc. and Conexant Systems, Inc. dated March 12, 2002 — Incorporated by reference to Exhibit 10.16 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.13
First Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated October 1, 2004 — Incorporated by reference to Exhibit 10.17 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.14
Second Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated November 31, 2005 — Incorporated by reference to Exhibit 10.18 to Jazz Semiconductor’s Registration Statement on Form S-1 (Registration No. 333-133485).

10.15
Third Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 1, 2006 — Incorporated by reference to Exhibit 10.18 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.16
Fourth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated September 26, 2006— Incorporated by reference to Exhibit 10.19 to Jazz Technologies’ Current Report on Form 8-K filed on February 23, 2007.

10.17
Fifth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Conexant Systems, Inc. dated as of June 5, 2010 — Filed as Exhibit 10.29 to the initial filing of the Annual Report to which this Amendment No. 1 relates.

10.18
Sixth Amendment to El Capitan Lease Agreement between Newport Fab, LLC and Uptown Newport LP dated as of December 22, 201 — Filed as Exhibit 10.30 to the initial filing of the Annual Report to which this Amendment No. 1 relates 0.

*10.19
Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors — Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.20
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

10.21
First Amendment dated March 17, 2009 to the  Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.22
Second Amendment dated July 16, 2009 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.23
Third Amendment dated as of April 21, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.46 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.24
Fourth Amendment dated  as of June 29, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.47 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.25
Fifth Amendment dated  as of July 19, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 — Filed as Exhibit 10.52 to the initial filing of the Annual Report to which this Amendment No. 1 relates.

10.26
Agreement and Plan of Merger and Reorganization by and among Tower Semiconductor Ltd., Armstrong Acquisition Corp. and Jazz Technologies, dated as of May 19, 2008 — Incorporated by reference to Exhibit 2.1 to Jazz Technologies’ Current Report on Form 8-K filed on May 20, 2008.

10.27
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011 – Incorporated by reference to Exhibit 10.48 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

**24.1	Power of Attorney.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification

32.2	Section 1350 Certification

*	Denotes a management compensatory plan or arrangement.
**	Filed with the initial filing of the Annual Report to which this Amendment No. 1 relates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010 to be signed on its behalf by the undersigned thereunto duly authorized on November 11, 2011.

JAZZ TECHNOLOGIES, INC.

By:	/s/ RAFI MOR
Rafi Mor
Principal Executive Officer

Index to Exhibits

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification

32.2	Section 1350 Certification