Form 10-Q/A
period 2011-03-31
Jazz Technologies, Inc.
filed 2011-11-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2011 to include required certifications pursuant to Regulation S-K 601(b)(32) and to delete references to the filing of the Form 10-Q being made on a voluntary basis.  Except as described in the preceding sentence, no change has been made to our quarterly report on Form 10-Q.  The filing of this amended quarterly report does not purport to amend, update or restate the information in any other item of the quarterly report or reflect any events that have occurred after the filing of the quarterly report on May 20, 2011.

Item 6.      Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	CFO Certification required by Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2011	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
(Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	CFO Certification required by Section 1350.