Form 10-Q/A
period 2011-06-30
Jazz Technologies, Inc.
filed 2011-11-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2011 to include required certifications pursuant to Regulation S-K 601(b)(32) and to delete references to the filing of the Form 10-Q being made on a voluntary basis.  Except as described in the preceding sentence, no change has been made to our quarterly report on Form 10-Q.  The filing of this amended quarterly report does not purport to amend, update or restate the information in any other item of the quarterly report or reflect any events that have occurred after the filing of the quarterly report on August 8, 2011.

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