Form 10-Q
period 2011-09-30
Jazz Technologies, Inc.
filed 2011-11-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,801	$29,031
Receivables: Trade receivables, net of allowance for doubtful accounts of $1,044 and $326 at September 30, 2011 and December 31, 2010, respectively	16,488	29,687
Other receivables	7,394	3,376
Inventories	26,466	19,096
Deferred tax asset	4,728	4,728
Prepaid expenses and other current assets	4,319	3,768
Total current assets	111,196	89,686
Property, plant and equipment, net	102,916	96,908
Investments	--	17,100
Intangible assets, net	44,919	48,394
Goodwill	7,000	7,000
Other assets – related parties	17,056	22,392
Other assets - others	2,423	1,895
Total assets	$285,510	$283,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt and current maturities of notes	$40,599	$53,338
Accounts payable	13,014	13,023
Due to related party	3,519	3,389
Accrued compensation and benefits	5,436	5,677
Deferred revenues	2,577	1,834
Accrued interest	2,581	5,393
Other current liabilities	3,510	7,418
Total current liabilities	71,236	90,072
Long term liabilities:
Long-term debt from banks	10,000	10,000
Notes	67,823	64,463
Deferred tax liability	9,876	9,876
Accrued pension, retirement medical plan obligations	12,776	12,522
Other long-term liabilities	14,507	5,533
Total liabilities	186,218	192,466
Stockholder’s equity:
Additional paid-in capital	63,531	63,531
Cumulative stock based compensation	1,382	887
Accumulated other comprehensive loss (*)	(1,970)	(1,903)
Retained earnings	36,349	28,394
Total stockholders’ equity	99,292	90,909
Total liabilities and stockholders’ equity	$285,510	$283,375

(*)	Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net revenues	$35,240	$64,019	$131,866	$178,075
Cost of revenues	32,233	39,158	98,249	108,938
Gross profit	3,007	24,861	33,617	69,137
Operating expenses:
Research and development	3,028	3,451	8,986	10,047
Selling, general and administrative	4,616	3,531	12,089	13,733
Amortization of intangible assets	197	197	590	591
Total operating expenses	7,841	7,179	21,665	24,371
Operating income (loss)	(4,834)	17,682	11,952	44,766
Financing expense, net	(4,272)	(6,422)	(12,738)	(14,398)
Other income, net	14,048	27	13,728	27
Net income before income taxes	4,942	11,287	12,942	30,395
Income tax expense	(2,274)	(3,666)	(4,987)	(9,859)
Net income	$2,668	$7,621	$7,955	$20,536

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Operating activities:
Net income	$7,955	$20,536
Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	24,439	23,393
Notes accretion and amortization of deferred financing costs	5,189	4,231
Loss from notes exchange, net.	--	2,350
Stock based compensation expense	495	348
Other income, net	(13,728)	(27)
Changes in operating assets and liabilities:
Trade receivables	14,250	(9,533)
Other receivables	(4,618)	--
Inventories	(7,370)	(2,000)
Prepaid expenses and other current assets	(551)	555
Deferred tax assets	--	1,958
Accounts payable	(2,969)	(69)
Due to related party, net	(1,256)	(4,487)
Accrued compensation and benefits	(241)	1,111
Deferred Revenue	743	(240)
Accrued interest	(2,812)	2,030
Other current liabilities	(3,908)	4,698
Accrued pension, retirement medical plan obligations and long-term liabilities	9,264	214
Net cash provided by operating activities	24,882	45,068
Investing activities:
Purchases of property and equipment	(24,264)	(48,902)
Proceeds related to property and equipment	5,463	600
Purchases of intangible assets	--	(400)
Proceeds from investment realization	31,400	--
Net cash provided by (used in) investing activities	12,599	(48,702)
Financing activities:
Debt repayment	(14,644)	(5000)
Net cash used in financing activities	(14,644)	(5000)
Effect of foreign currency on cash	(67)	--
Net increase in cash and cash equivalents	22,770	(8,634)
Cash and cash equivalents at beginning of period	29,031	28,622
Cash and cash equivalents at end of period	$51,801	$19,988

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:

Investments in property, plant and equipment	$1,662	$2,992
Warrant contributed by Tower, see note 5	$--	$13,249
Interest paid	$11,153	$5,832
Tax paid	$3,403	$3,637

See accompanying notes.

Jazz Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2011 and December 31, 2010, and the consolidated results of its operations and cash flows for the three months and nine months ended September 30, 2011 and 2010. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2011 presentation.

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

Comprehensive Income

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(In thousands)
Net income	$7,955	$20,536
Foreign currency translation adjustment	(67)	--
Comprehensive income	$7,888	$20,536

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of September 30, 2011 and December 31, 2010 consists of the following customers:

	September 30, 2011	December 31, 2010
Customer 1	15%	20%
Customer 2	13	15
Customer 3	--	16

Net revenues from significant customers representing 10% or more of net revenues consist of the following:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Customer A	17%	15%	17%	15%
Customer B	9	18	10	27
Customer C	--	10	6	8

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) - Intangibles - Goodwill and Other (“ASU 2010-28”). ASU 2010-28 which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this update are effective in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to the beginning retained earnings. The adoption of this update did not impact the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) - Business Combinations

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) - Business Combinations (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective in fiscal year 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

In January 2011, the FASB issued ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-1”). The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.  In April 2011, the FASB issued ASU No. 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-2”). ASU 2011-2 amends ASC Topic 310 - Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-2 also makes disclosure requirements deferred under ASU 2011-1 effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ASU 2011-08 Intangibles – Goodwill and Other (Topic 350) – An Amendment on Goodwill Impairment Testing

In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to intangibles — goodwill and other, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the new guidance will not have an impact on the Company’s consolidated financial statements.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Raw material	$5,269	$4,684
Work in process	7,119	11,821
Finished goods	14,078	2,591
	$26,466	$19,096

Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

	Useful life (In years)	September 30, 2011	December 31, 2010
Building improvements	10-12	$24,305	$24,230
Machinery and equipment	7	142,011	115,790
Furniture and equipment	5-7	2,308	2,308
Computer software	3	1,280	850
		169,904	143,178
Accumulated depreciation		(66,988)	(46,270)
		$102,916	$96,908

Intangible Assets

Intangible assets consist of the following at September 30, 2011 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$907	$1,393
Patents and other core technology rights	9	15,100	5,096	10,004
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	526	2,074
Trade name	9	5,200	1,754	3,446
Facilities lease	19	33,500	5,498	28,002
Total identifiable intangible assets	14	$60,500	$15,581	$44,919

Intangible assets consist of the following at December 31, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$612	$1,688
Patents and other core technology rights	9	15,100	3,836	11,264
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	396	2,204
Trade name	9	5,200	1,321	3,879
Facilities lease	19	33,500	4,141	29,359
Total identifiable intangible assets	14	$60,500	$12,106	$48,394

The amortization related to technology, patents, other core technologies, and the facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Credit Facility

Borrowing availability under the facility as of September 30, 2011, was $6.7 million. Outstanding borrowings were $16 million and $1.3 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $10 million to be long-term debt as of September 30, 2011. As of September 30, 2011, the Company was in compliance with all the covenants under this facility.

Note 5:   Notes

In 2006, the Company completed private placements of convertible notes. The convertible notes bear interest at a rate of 8% per annum payable semi-annually and mature in December, 2011 (“Old Notes”). In the exchange agreement described below, approximately $79.6 million principal amount of the Old Notes were converted to New Notes. As of September 30, 2011, approximately $35.1 million in principal amount of Old Notes remained outstanding as compared to $43.7 million as of December 31, 2010. In October 2011, the Company completed a voluntary transaction to redeem early the entire remaining $35.1 million in Old Notes, none of which remain outstanding.

In July 2010, the Company, together with its domestic subsidiaries and its parent, Tower, entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Old Notes. Under the Exchange Agreement, the Participating Holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) with an exchange ratio of 1.175 New Notes for each 1.000 Old Notes. In addition, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower for a consideration of $1.70 per share (“Warrants J”). The Company’s obligations under the Old Notes and New Notes are not guaranteed by Tower. Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of September 30, 2011, approximately $93.6 million in principal amount of New Notes is outstanding.

The Company’s obligations under the New Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidated financial information for such subsidiaries because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the credit facility agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

The Company applied the provisions of ASC 470-50 "Modifications and Extinguishments" to account for debt exchange. The Company first determined that the exchange is not considered troubled debt, mainly due to the fact that no concession was given by the creditor. Based on the provisions of the ASC 470-50 the Company determined that the exchange resulted in an extinguishment of the old debt and the issuance of a new debt.  As described above, warrants and New Notes were issued to settle the Old Notes. The Company considered the transaction to be at arm's length (the transaction was made between willing unrelated parties) and as such needed to provide evidence of fair value. Since the new debt was not traded and no quotes were available, the Company determined the fair value of the New Notes in a manner consistent with the manner used in the purchase price allocation in connection with the acquisition of the Company by Tower in September 2008, by giving weights to the present value techniques. This, together with the fair value of the warrants were used to determine the value of the Old Notes and resulted in an expense of approximately $2.4 million, which has been recorded in the statement of operations report for the year ended December 31, 2010.

The fair value of Warrants J was calculated based on the Black-Scholes formula.  This fair value was also confirmed by independent calculation made by the investors as evidenced by the contract.  The Company used the following assumptions:

Risk–free rate based on US Treasury bills of 1.79% per annum, term of the warrants of five years, Tower’s market price per share immediately prior to the closing date of $1.36 as Warrants J are exercisable to Tower’s shares, the exercise price of the warrants as agreed with the investors of $1.70 and the volatility of Tower shares of approximately 50%.

Note 6:   Holdings in Hua Hong Semiconductor Ltd.

In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Hua Hong Semiconductor Ltd (“HHSL”), which owns 100% of Shanghai Hua Hong NEC Electronics Company Ltd (also known as “HHNEC”).

During the third quarter of 2011, the Company sold its 10% holdings in “HHSL”, in an HHSL buyback transaction for gross amount of approximately $32 million in cash, before tax and other payments. The Company recorded a gross gain of approximately $15 million from this transaction.

Note 7:   Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2011 of 38% differs from the statutory rate primarily due to interest expense on unrecognized tax benefits. The interest expense related to unrecognized tax benefits increases the effective tax rate for the nine months ended September 30, 2011 by approximately 3 percent.

Note 8:   Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three and nine months ended September 30, 2011 were $0.2 million and $0.7 million, respectively. The amounts for the pension and other post retirement benefit plans expenses for the three and nine months ended September 30, 2010 were $0.2 million and $0.7 million, respectively.

Note 9:   Employee Stock Option Expense

During the nine months ended September 30, 2011, Tower awarded 1.5 million non-qualified stock options exercisable to Tower ordinary shares to the Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.42.  The Company recorded $149,000 and $496,000  of compensation expenses relating to options granted to employees, for the three months and nine months ended September 30, 2011, respectively. The Company recorded $46,000  and $348,000 of compensation expenses relating to employees options, during the corresponding periods in 2010.

Note 10: Related Party Transactions

	As of September 30, 2011	As of December 31, 2010
Due from related party (included in the accompanying balance sheets)	$21,209	$25,768
Due to related party (included in the accompanying balance sheets)	$3,519	$3,389

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2011, we had a net profit $8.0 million compared to $20.5 million for the nine months ended September 30, 2010.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net revenues	100%	100%
Cost of revenues	74.5	61.2
Gross profit	25.5	38.8
Operating expenses:
Research and development	6.8	5.6
Selling, general and administrative	9.2	7.7
Amortization of intangible assets	0.4	0.3
Total operating expenses	16.4	13.7
Operating income	9.0	25.1
Financing expense, net	(9.6)	(8.1)
Other income, net	10.4	--
Income tax expense	(3.8)	(5.5)
Net income	6.0%	11.5%

Comparison of nine months ended September 30, 2011 and September 30, 2010

Revenues

Our net revenues for the nine months ended September 30, 2011 decreased by $46.2 million, or 26%, to $131.9 million from $178.1 million in the corresponding period in 2010, mainly due to reduction in wafers shipped during the nine months ended September 30, 2011. The decrease in revenues is mainly due to a reduced customer demand resulting from the world wide economic slowdown which resulted in approximately 27% lower wafers shipped offset by 2% increase in average selling price.

Cost of Revenues

Following the decrease in revenues, our cost of revenues decreased to $98.3 million for the nine months ended September 30, 2011 from $108.9 million for the corresponding period in 2010. The relatively small reduction in cost of revenues as compared to the revenue decrease is due to the high portion of fixed costs associated with operating a foundry and due to higher depreciation expenses resulting from the fab capacity ramp-up.

Gross Profit

Gross profit decreased to $33.6 million in the nine months ended September 30, 2011 as compared to $69.1 million in the corresponding period in 2010 following the revenue decrease.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 decreased by $2.7 million to $21.7 million, as compared to $24.4 million in the nine months ended September 30, 2010. The decrease in operating expenses is mainly due to cost reduction actions and effects of the revenue decrease.

Financing Expense

Financing expense, net for the nine months ended September 30, 2011 amounted to $12.7 million, as compared to $14.4 million for the nine months ended September 30, 2010. Financing expense, net mainly relate to our notes. Financing expense, net for the nine months ended September 30, 2010 include $2.4 million loss from notes restructuring.

Other Income , net

Other income, net for the nine months ended September 30, 2011 includes mainly gain from the sale of the investment in HHSL.

Tax Expense

Income tax expense amounted to $5.0 million in the nine months ended September 30, 2011, as compared to income tax expense of $9.9 million in the nine months ended September 30, 2010. The decrease in income tax expenses is due to the decrease in the profit before tax. The Company’s effective tax rate for the nine months ended September 30, 2011 of 38% differs from the statutory rate primarily due to interest expense on unrecognized tax benefits. The interest expense related to unrecognized tax benefits increases the effective tax rate for the nine months ended September 30, 2011 by approximately 3 percent.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Such limitations may be increased by “built-in gains” as provided under the Code, which are realized within a 5 year period as of the ownership change.  The Company previously completed Code Section 382 studies to assess whether ownership changes occurred and the limitation with respect to the utilization of its NOLs, related to such ownership changes. During the three months ended September 30, 2011, the Company initiated an additional analysis to examine whether the loss limitations may be further increased as a result of certain realized “built-in gains” as regulated by the Code and the regulations promulgated thereunder. As a result of such analysis, the Company has increased the amount of unrecognized tax benefits by approximately $9.7 million.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been or will be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or any of our property is subject.

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

Item 6.   Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	CFO Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	CFO Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL