Form 10-K
period 2011-12-31
Jazz Technologies, Inc.
filed 2012-03-30
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock: 100

DOCUMENTS INCORPORATED BY REFERENCE:

None.

*	Jazz Technologies, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

- ii -

JAZZ TECHNOLOGIES, INC.

FORM 10-K

Year Ended December 31, 2011

- iii -

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

- iv -

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

As used in this annual report, “we,” “us,” “our,” “Jazz,” the “Company” and words of similar import refer to Jazz Technologies, Inc. and “Jazz Semiconductor” refers solely to Jazz Semiconductor, Inc.. The term “Successor” refers to the Company following the Merger, and the term “Predecessor” refers to the Company prior to the Merger.

Jazz’s Solution

Jazz is an independent semiconductor foundry, providing specialty process technologies, design solutions and application knowledge for the manufacture of analog and mixed-signal semiconductors. Key elements of its solution are as follows:

●
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

●
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

●
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

●
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

●
Further strengthen Jazz’s position in specialty process technologies for the manufacture of analog and mixed-signal semiconductors. Jazz is continuing to invest in its portfolio of specialty process technologies to address the key product attributes that make its customers’ products more competitive.

●
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

●	Continue to diversify Jazz’s customer base. Jazz intends to continue to grow and diversify its business by attracting new customers and expanding its customer base.

●
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

●
Leverage potential synergies from the merger with Tower.  Since the merger with Tower, we have sought to leverage potential synergies by utilizing our combined purchasing power to negotiate more favorable pricing terms for goods and services, consolidating personnel and sharing services in areas including sales, marketing, research and developing, legal, human resources and utilization of key executives.

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

Jazz also has technologies that integrate micro-electro-mechanical-system (MEMS) devices with CMOS.

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

General

Jazz currently has the capability in its Newport Beach, California fab to manufacture standard CMOS as well as specialty eight-inch wafers. We have the ability to rapidly change the mix of production processes in use in order to respond to changing customer needs and maximize utilization of the fab.

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

Intellectual Property

Jazz’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, We have acquired certain patents and patent licenses and intends to continue to seek patents. As of December 31, 2011, Jazz had 140 patents in force in the United States and 28 patents in force in foreign countries. Jazz also had 9 pending patent applications in the United States, 2 pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty.

Jazz Semiconductor entered into a technology license agreement that grants to it worldwide perpetual license rights from PolarFab regarding certain process technologies that it intends to incorporate into its BCD process technologies for the manufacture of wafers by Jazz for its customers and customers of PolarFab. Jazz also entered into an associated technology transfer agreement for such processes. Jazz is able to adapt, prepare derivatives based on, or otherwise exploit the licensed technology; however, Jazz is restricted from using certain licensed BCD process technologies with respect to motor controllers for hard disk drives. Jazz is also able to sublicense the process technologies to any of its future manufacturing suppliers to manufacture for Jazz and its customers.

During 2004, Jazz Semiconductor entered into a cross license and release agreement with an unrelated third party. The license includes technology developed by the third party related to Jazz’s manufacturing process. In exchange for the license and release, Jazz agreed to make certain payments through 2007. During 2011, Jazz’s parent Tower entered into a cross license and release agreement with an unrelated third party under which some Jazz patents were licensed to the third party and Jazz received a license to some of the third party’s patents.  Jazz may choose to obtain additional patent licenses or enter into additional patent cross-licenses in the future. However, there can be no assurance as to whether future agreements will be reached or as to the terms of any agreement that is consummated.

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

Jazz’s ability to compete depends on its ability to operate without infringing the proprietary rights of others. The semiconductor industry is generally characterized by frequent litigation regarding patent and other intellectual property rights. As is the case with many companies in the semiconductor industry. We have from time to time received communications from third parties asserting that their patents cover certain of Jazz’s technologies or alleging infringement of their other intellectual property rights. Jazz expects that it will receive similar communications in the future. Irrespective of the validity or the successful assertion of such claims, Jazz could incur significant costs and devote significant management resources to the defense of these claims, which could seriously harm the Company.

Environmental Matters

Semiconductor manufacturing processes generate solid, gaseous, liquid and other industrial wastes in various stages of the manufacturing process. We have installed various types of pollution control equipment in our fab to reduce, treat and, where feasible, recycle the wastes generated in our manufacturing process. Jazz’s operations are subject to strict regulation and periodic monitoring by the United States Environmental Protection Agency along with several state and local environmental agencies.

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

Our indebtedness as of December 31, 2011 are  approximately $108.9 million, comprised of approximately $93.6 million par value of notes due December 2015 and $15.3 million borrowing under the Wachovia line of credit.  Said indebtedness could have significant negative consequences, including:

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

•	placing us at a competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources;

•	affecting our ability to make interest payments and other required debt service on our indebtedness;

•	enforcement by the lenders under the Wachovia line of credit of their liens against our assets in the event of default; and/or

•	limiting our ability to fulfill our debt obligations and other liabilities

To service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We will need to repay $93.6 million outstanding under our non-convertible notes on June 30, 2015 and $15.3 million borrowing under the Wachovia line of credit by September 2014.  Our ability to make payments on, or repay or refinance, our indebtedness and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance and our ability to drawdown additional funds, if required, from Wachovia. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our indebtedness or to fund our other liquidity needs.  In order to finance our short and long-term debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets; issuance of new securities; intellectual property licensing; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring. The Wachovia line of credit imposes certain limitations on our ability to repay the notes and/or to incur additional indebtedness without Wachovia’s consent. If we default on payment of the notes at maturity, such default would trigger a cross default under the Wachovia line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wachovia credit line. There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our indebtedness.

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

We have a history of operating losses and may not be able to achieve or maintain profitability on a consistent basis.

While we have achieved net income for some quarters in recent years, prior to the second half of 2009 we predominantly incurred net losses in our reported results of operations and we may incur net losses in the future. We cannot assure you that we will be profitable on a quarterly or annual basis in the future.

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

Collectively, our top two customers accounted for 27% of our revenues in 2011. We expect to continue to receive a significant portion of our revenue from a limited number of customers for the foreseeable future. Loss or cancellation of business from, or decreases in the sales volume or sales prices to, our significant customers, or our failure to replace them with other customers, could seriously harm our financial results, revenue and business. Since the sales cycle for our services typically exceeds one year, if our customers order significantly fewer wafers than forecasted, we will have excess capacity that we may not be able to fill within a short period of time, resulting in lower utilization of our facilities. We may have to reduce prices in order to try to sell more wafers in order to utilize the excess capacity. In addition to the revenue loss that could result from unused capacity or lower sales prices, we might have difficulty adjusting our costs to reflect the lower revenue in a timely manner, which could harm our financial results.

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

As of December 31, 2011, we had 140 patents in force in the United States and 28 patents in force in foreign countries. We also had 9 pending patent applications in the United States, 2 pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty. We intend to continue to file patent applications when appropriate. The process of seeking patent protection may take a long time and be expensive. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services and products will protect our intellectual property rights to the same extent as the United States. Further, we cannot assure you that we will at all times enforce our patents or other intellectual property rights or that courts will uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology, which could reduce our opportunities to generate revenues.

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

We use highly flammable materials such as silane and hydrogen in our manufacturing processes and are therefore subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. We maintain insurance policies to reduce potential losses that may be caused by fire, including business interruption insurance. If our fab was to be damaged or cease operations as a result of a fire, and if our insurance proves to be inadequate, it may reduce our manufacturing capacity and revenues.

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

The global economic downturn that commenced in 2008 and its effect on the semiconductor industry resulted in global decreased demand, downward price pressure, excess inventory and unutilized capacity worldwide which, in turn,  impacted consumer and customer demand for our products and our customers’ products, as well as our commercial relationships with our customers, suppliers, and creditors, including our lenders. In the second half of 2009 and in 2010 we experienced business, financial and economic improvement, as was reflected by the improvement in the Company’s revenue, gross profit, operating profit, net profit/loss and cash flow from operating activities as compared to the period prior to mid 2009; However, following the recent economic slowdown in Europe and worldwide and following the conditions in the financial markets, the semiconductor industry experienced weakening customer demand and reduced rate of growth and we saw softening demand in 2011 that resulted in a decline in these same measures in 2011 compared to 2010. Market analysts are cautious regarding global economic conditions forecasted for 2012 and beyond, and there can be no assurance that another downturn in the semiconductor industry and/or in the global economy will not occur. The effects of another downturn in the semiconductor industry and/or in the global economy, may affect our future financial results and position, including our ability to fulfill our debt obligations and other liabilities, comprised mainly of bank loans and debentures.  We are working in various ways to fulfill our debt obligations and other liabilities, including, among others, sales of assets; issuance of new securities intellectual property licensing or sales; and improving operational efficiencies and revenues. There is no assurance that we will be able to obtain sufficient funding from these or other sources to allow us to have sufficient cash to fulfill our debt obligations and other liabilities.

Our business plan is premised on the increasing use of outsourced foundry services by both fabless semiconductor companies and integrated device manufacturers for the production of semiconductors using specialty process technologies. Our business may not be successful if this trend does not continue to develop in the manner we expect.

We operate as an independent semiconductor foundry focused primarily on specialty process technologies. Our business model assumes that demand for these processes within the semiconductor industry will grow and will follow the broader trend towards outsourcing foundry operations. Although the use of foundries is established and growing for standard CMOS processes, the use of outsourced foundry services for specialty process technologies is less common and may never develop into a significant part of the semiconductor industry. If fabless companies and vertically integrated device manufacturers choose not to access independent specialty foundry capacity, the manufacture of specialty process technologies may not follow the trend of standard CMOS processes. If the broader trend to outsourced foundry services does not prove applicable to the specialty process technologies that we are focused on, our business, results of operations and cash flow may be harmed.

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

We are subject to U.S tax authority audit

In February 2012, the Company has been notified that the U.S. tax authority is commencing an audit of its 2009 and 2010 tax returns, and has asked the Company for certain reports and data in connection with these years’ tax returns. There is no assurance that we will not be required to pay additional tax in material amounts following said audit.

 Jazz and Tower  expect to enter into a Special Security Agreement with the United States Department of Defense which may limit the synergies and other expected benefits of the Merger.

In connection with our aerospace and defense business, our facility security clearance and trusted foundry status, we and Tower are working with the Defense Security Service of the United States Department of Defense (“DSS”) to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of a Special Security Agreement (“SSA”). The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the synergies and other benefits realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

Risks relating to construction activities

We lease our fabrication facilities and headquarters, and in December 2010, the properties were sold by Conexant to Uptown, a joint venture consisting of a fund controlled by New York-based DRA Advisors LLC and an affiliate of the Shopoff Group, a real estate investment firm based in Irvine, California.  In connection with the sale, we negotiated amendments to our operating leases that confirm our ability to remain in the fabrication facilities through 2017 and to exercise options to extend that lease through 2027. Uptown has expressed its intention to begin development of a portion of the property adjacent to our fabrication facility, with the first phase of development of mixed use townhouses, midrise and hi-rise condominium potentially beginning in 2014 or thereafter.  In the amendments to our leases, we secured various contractual safeguards designed to limit and mitigate any adverse impact of construction activities on our fabrication operations. Although we do not anticipate a material adverse impact to our operations, it is possible that construction activities adjacent to our fabrication facility could result in temporary reductions or interruptions in the supply of utilities to the property and that a portion or all of the fabrication facility may need to be idled temporarily during development. If construction activities limit or interrupt the supply of water, gas or electricity to our fabrication facility or cause significant vibrations or other disruptions, it could limit or delay our production, which could adversely affect our business and operating results. In addition, an unplanned power outage caused by construction activities, even of very limited duration, could result in a loss of wafers in production, deterioration in our fab yield and substantial downtime to reset equipment before resuming production.

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

Jazz expects these offices and warehouse facilities to be adequate for its business purposes through 2012 and expects additional space to be available to use on commercially reasonable terms as needed.

Item 3. Legal Proceedings

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), which alleged infringement by 17 corporations of LSI’s patent no. 5,227,335 (the ‘335 patent). Following the initial filing, LSI amended the ITC complaint in October 2008 to add the Company, Tower and three other corporations as additional respondents. In September, 2009, the ITC administrative law judge (“ALJ”) ruled against LSI and in favor of the respondents, determining that the ‘335 patent claims asserted by LSI are invalid. In November, 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the ALJ’s determination on patent invalidity.  In March 2010 the ITC iussed a notice of final determination that there was no violation of Section 337, ruling that the LSI ’335 patent claims were invalid, and terminated the ITC investigation. LSI appealed that determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”).  While the appeal was pending, the ‘335 patent expired. The ITC moved to dismiss LSI’s appeal as moot, which LSI conceded.  In November 2010 the Federal Circuit issued an order vacating the ITC’s final determination and remanding the investigation to the ITC with instructions to dismiss the investigation as moot.

LSI also previously filed an action for patent infringement of the ‘335 patent agains the Company and other corporations in the United States District Court for the Eastern District of Texas, which action was stayed pending the conclusion of the ITC investigation.  On June 16, 2011, the District Court granted a motion by LSI to dismiss the Texas action without prejudice.  As a result of that dismissal, there is no longer any legal proceeding currently pending by LSI against the Company or Tower.

In connection with the Company’s aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with the DSS to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of SSA. The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the synergies and other benefits realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

Item 4. Removed and Reserved

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

Item 6. Selected Financial Data

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

JAZZ TECHNOLOGIES, INC.

The following discussion and analysis of the financial condition and results of operations of Jazz Technologies, Inc. for the years ended December 31, 2011 and December 31, 2010, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K, including the information in the section entitled “Risk Factors” of this report.

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

Results of Operations

For the years ended December 31, 2011 and 2010, we had net income of $4.4 million and $27.7 million, respectively.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Year Ended
	December 31, 2011	December 31, 2010
Net revenues	100%	100%
Cost of revenues	77.4	61.1
Gross profit	22.6	38.9
Operating expenses:
Research and development	7.1	5.6
Selling, general and administrative	9.0	7.3
Amortization of intangible assets	0.5	0.3
Total operating expenses	16.6	13.2
Operating income	6.0	25.7
Financing expense, net	(9.7)	(8.1)
Other income, net	8.1	0.0
Income tax expense	(1.8)	(5.6)
Net income	2.6%	12.0%

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenues

Our net revenues for the year ended December 31, 2011 amounted to $168.5 million as compared to $230.8 million for the year ended December 31, 2010. While we maintained similar average selling price of our products as compared to 2010, our shipped quantities reduced by approximately 30% mainly due to the weakening customer demand in the semiconductor industry following the recent economic slowdown in Europe and worldwide and following the conditions in the financial markets, with the semiconductor industry experiencing  weakening customer demand and reduced rate of growth.

Cost of Revenues

Our cost of revenues decreased by 8%, to $130 million for the year ended December 31, 2011 from $141 million for the year ended 2010. The relatively small reduction in cost of revenues as compared to the revenue decrease is due to the high portion of fixed costs associated with operating a foundry and due to higher depreciation expenses resulting from the fab capacity ramp-up.

Gross Profit

Gross profit decreased to $38.2 million in the year ended December 31, 2011 as compared to $89.8 million in the year ended 2010 mainly following the revenue decrease.

Operating Expenses

Operating expenses for the year ended December 31, 2011 decreased by $2.5 million to $28 million, as compared to $30.5 million in the year ended December 31, 2010. The decrease in operating expenses is mainly due to cost reduction actions and effects of the revenue decrease.

Financing expense, net

Financing expense, net for the year ended December 31, 2011 amounted to $16.4 million, as compared to $18.8 million for the year ended December 31, 2010. Financing expense net, mainly relate to our notes. Financing expense, net for the year ended December 31, 2010 include $2.4 million following the notes Exchange Agreement, detailed in Note 5.

Other Income, net

Other income, net for the year ended December 31, 2011 includes mainly gain from the sale of the investment in HHSL.

Income Tax Expense

Income tax expense amounted to $3.1 million in the year ended December 31, 2011, as compared to income tax expense of $12.8 million in the year ended December 31, 2010. The decrease in income tax expenses is due to the decrease in the profit before tax.

The Company’s effective tax rate for the year ended December 31, 2011 is higher than the statutory rate primarily due to interest expense on unrecognized tax benefits and state taxes.

Net Income

Net income for the year ended December 31, 2011 was $4.4 million as compared to $27.7 million for the year ended December 31, 2010. Such $23.3 million decrease in net income is a result of the revenue decrease and the other factors as detailed above, offset by the gain from the sale of our investment in HHSL.

Changes in Financial Condition

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $19.5 million compared to $29.0 million as of December 31, 2010. We had borrowings of $15.3 million under our line of credit with Wachovia out of a total availability of  $22.4 million under this credit line. Of the borrowings of $15.3 million, we classify $10.0 million to be long-term as the repayment of that sum will be made beyond the one year period. During the year ended December 31, 2011 we generated an amount of $31 million from operating activities and received $31 million net from realization of our holdings in HHSL. These liquidity resources financed mainly the repayment of debt in the amount of $50 million and the capital investments, net in the amount of approximately $22 million.

As of December 31, 2011 our indebtedness are approximately $108.9 million, comprised of approximately $93.6 million par value of non-convertible notes and $15.3 million borrowing under the Wachovia line of credit. We will need a significant amount of cash, to satisfy our long-term indebtedness and meet our other cash needs, which may not be available to us. Our ability to make payments on, or repay or refinance, our indebtedness and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our indebtedness or to fund our other liquidity needs.  In order to finance our debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets; issuance of new securities; intellectual property licensing; and improving operational efficiencies and revenues.  The Wachovia line of credit imposes certain limitations on our ability to make payments to the note holders and/or to incur additional indebtedness without Wachovia’s consent. If we are unable to refinance the notes, and/or raise funds through the issuance of other securities, and/or we default on any payment to our note holders, such default may trigger a cross default under the Wachovia line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wachovia credit line. We cannot assure you that we would be able to refinance any of our indebtedness, including the notes and the Wachovia credit line, and/or raise funds through the issuance of other securities. There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our indebtedness. A default by us on any of our indebtedness could have a material adverse effect on our operations, shareholders value and the interests of our creditors, and will affect our ability to fulfill our debt obligations and other liabilities.

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

As of December 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8.  Financial Statements

INDEX

JAZZ TECHNOLOGIES, INC.

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Jazz Technologies, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Jazz Technologies, Inc. and subsidiaries, (the “Company”) (a wholly owned subsidiary of Tower Semiconductor Ltd.) as of December 31, 2011 and 2010  and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jazz Technologies, Inc and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
February 15, 2012

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$19,471	$29,031
Receivables:
Trade receivables, net of allowance for doubtful accounts of $1,020 and $326 at December 31, 2011 and December 31, 2010, respectively	17,032	29,687
Other receivables	4,485	3,376
Inventories	25,376	19,096
Deferred tax asset	4,357	4,728
Prepaid expenses and other current assets	4,147	3,768
Total current assets	74,868	89,686
Property, plant and equipment, net	101,537	96,908
Investments	--	17,100
Intangible assets, net	43,760	48,394
Goodwill	7,000	7,000
Other assets – related parties	15,185	22,392
Other assets – others	2,350	1,895
Total assets	$244,700	$283,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt and current maturities of debentures	$5,300	$53,338
Accounts payable	12,050	13,023
Due to related parties	2,049	3,389
Accrued compensation and benefits	5,328	5,677
Deferred revenues	2,597	1,834
Accrued interest	3,764	5,393
Other current liabilities	4,427	7,418
Total current liabilities	35,515	90,072
Long term liabilities:
Long-term debt from banks	10,000	10,000
Notes	69,061	64,463
Deferred tax liability	5,722	9,876
Accrued pension, retirement and medical plan obligations	12,227	12,522
Other long-term liabilities	15,699	5,533
Total liabilities	148,224	192,466
Stockholder’s equity:
Additional paid-in capital	63,576	63,531
Cumulative stock based compensation	1,539	887
Accumulated other comprehensive loss (*)	(1,433)	(1,903)
Retained earnings	32,794	28,394
Total stockholders' equity	96,476	90,909
Total liabilities and stockholders’ equity	$244,700	$283,375

(*)           Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Operations
(in thousands)

	Year ended December 31,
	2011	2010	2009
Net revenues	$168,511	$230,784	$159,209
Cost of revenues	130,352	141,001	119,386
Gross profit	38,159	89,783	39,823
Operating expenses:
Research and development	11,936	12,942	14,626
Selling, general and administrative	15,239	16,770	14,911
Amortization of intangible assets	787	788	790
Total operating expenses	27,962	30,500	30,327
Operating income	10,197	59,283	9,496
Financing expense, net	(16,380)	(18,766)	(16,039)
Other income, net	13,708	14	2,065
Net income (loss) before income taxes	7,525	40,531	(4,478)
Income tax benefit (expense)	(3,125)	(12,830)	5,022
Net income	$4,400	$27,701	$544

 See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Stockholder’s Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
Balance at December 31, 2008	100	$--	$50,166	$(2,367)	$149	$47,948
Stock compensation expense	--	--	331	--	--	331
Comprehensive loss:
Change in plan assets and benefit obligation, net of taxes $550	--	--	--	1,096	--	1,096
Foreign currency translation adjustment	--	--	--	(73)	--	(73)
Net profit	--	--	--	--	544	544
Total comprehensive income	--	--	--	--	--	1,567
Balance at December 31, 2009	100	$--	$50,497	$(1,344)	$693	$49,846
Stock compensation expense	--	--	460	--	--	460
Tax benefit relating to stock based compensation	--	--	214			214
Warrant contributed by Tower	--	--	13,247	--	--	13,247
Comprehensive loss:
Change in plan assets and benefit obligation, net of taxes $301	--	--	--	(585)	--	(585)
Foreign currency translation adjustment	--	--	--	26	--	26
Net profit	--	--	--	--	27,701	27,701
Total comprehensive income	--	--	--	--	--	27,142
Balance at December 31, 2010	100	$--	$64,418	$(1,903)	$28,394	$90,909
Stock compensation expense	--	--	652			652
Tax benefit relating to stock based compensation	--		45			45
Comprehensive loss:
Change in plan assets and benefit obligation, net of taxes $174	--	--		518		518
Foreign currency translation adjustment	--	--		(48)		(48)
Net profit	--	--			4,400	4,400
Total comprehensive income	--	--				4,870
Balance at December 31, 2011	100	$--	$65,115	$(1,433)	$32,794	$96,476
.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Operating activities:
Net income	$4,400	$27,701	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from notes exchange, net	--	2,350	--
Depreciation and amortization of intangible assets	33,247	32,387	23,237
Notes accretion and amortization of deferred financing costs	6,992	5,878	5,314
Other income, net	(13,708)	(14)	(2,065)
Stock based compensation expense	652	460	331
Changes in operating assets and liabilities:
Trade receivables	13,545	(6,023)	(2,240)
Inventories	(6,280)	(7,268)	623
Prepaid expenses and other assets	(379)	(450)	257
Deferred tax assets	371	2,449	(4,512)
Accounts payable	(6,440)	(4,310)	(2,671)
Due to related parties, net	(2,748)	(2,301)	5,675
Accrued compensation and benefits	(285)	(185)	190
Deferred revenue	763	(672)	548
Accrued interest	(1,629)	4,816	(4,634)
Other current liabilities	(2,924)	1,448	1,533
Deferred tax liability	(4,154)	(1,319)	(554)
Accrued pension, retirement medical plan obligations and long-term liabilities	9,996	5,436	(441)
Net cash provided by operating activities	31,419	60,383	21,135
Investing activities:
Purchases of property and equipment	(28,011)	(54,429)	(16,198)
Investments in intangible assets and other assets	--	(1,171)	(1,600)
Proceeds related to property and equipment	6,115	600	--
Proceeds from investment realization	31,400	--	--
Net cash provided by (used in) investing activities	9,504	(55,000)	(17,798)
Financing activities:
Debt repayment	(43,735)	--	(2,216)
Short-term debt from bank	(6,700)	(5,000)	--
Net cash used in financing activities	(50,435)	(5,000)	(2,216)
Effect of foreign exchange rate change	(48)	26	(73)
Net increase (decrease) in cash and cash equivalents	(9,560)	409	1,048
Cash and cash equivalents at beginning of the period	29,031	28,622	27,574
Cash and cash equivalents at end of the period	$19,471	$29,031	$28,622

Supplemental disclosure of interest and taxes paid and non-cash investing and financing activities:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Interest paid	$11,965	$5,926	$15,457
Warrant contributed by Tower, see Note 5	$--	$13,247	$--
Taxes paid	$(97)	$3,746	$1,996
Investments in property, plant and equipment	$3,443	$3,382	$6,263
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

The Company

Since the merger with Tower in 2008, the Company is a 100% subsidiary of Tower.

The Company is based in Newport Beach, California and is an independent semiconductor foundry focused on specialty process technologies for the manufacture of analog intensive mixed-signal semiconductor devices. The Company’s specialty process technologies include advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar complementary metal oxide (“SiGe”) semiconductor processes, for the manufacture of analog and mixed-signal semiconductors. Its customer’s analog and mixed-signal semiconductor devices are used in cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. They contain all accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2011 and December 31, 2010, and the consolidated results of its operations and cash flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified in order to conform to the 2011 presentation.

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

Revenue Recognition

The Company’s net revenues are generated principally from sales of semiconductor wafers. The Company also derives revenues from engineering services and other support services. The majority of the Company’s sales are achieved through the efforts of its direct sales force.

In accordance with ASC Topic 605 “Revenue Recognition”, the Company recognizes revenues from sale of products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable; and (iv)  collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. Revenues are recognized when the acceptance criteria are satisfied, based on performing electronic, functional and quality tests on the products prior to shipment. Such Company testing reliably demonstrates that the products meet all of the specified criteria prior to formal customer acceptance, hence, collection of payment for services is reasonably assured.

The Company provides for sales returns and allowances relating to specified yield or quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance.

Revenues for engineering and other services are recognized ratably over the contract term or as services are performed.

The Company’s arrangements do not include multiple elements delivery. In very limited instances, engineering services agreements may specify also a price for future production of a semiconductor wafer (price option). In these agreements, the Company examines the price option to conclude if a significant discount exists by comparing the price option to the selling price of such wafers when sold separately.  To date, the Company concluded that no significant discount exists in its arrangements and hence only one element exists. In the beginning of 2011 the Company adopted ASU 2009-13-“Multiple Deliverable Revenue Arrangements”. The above adoption did not have any impact on the Company revenue recognition policy.

Advances received from customers towards future engineering services, product purchases and in some cases capacity reservation are deferred until services are rendered, products are shipped to the customer, or the capacity reservation period ends.

Cash and Cash Equivalents

Cash and cash equivalents consist of banks deposits and short-term investments (with original maturities of three months or less).

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

Investment

In connection with the acquisition of Jazz Semiconductor in February 2007, the Company acquired an investment in Hua Hong Semiconductor Ltd (“HHSL”), which owns 100% of Shanghai Hua Hong NEC Electronics Company Ltd (also known as “HHNEC”). The investment represented a minority interest of approximately 10% in HHSL, hence the investment in HHSL was recorded at fair value as of the date of the Merger with Tower and subsequently carried using the cost method of accounting for investments, as the Company did not have the ability to exercise significant influence.

During 2011, the Company sold its 10% holdings in “HHSL”, in an HHSL buyback transaction for gross amount of approximately $32 million in cash, before tax and other payments and recorded a gross gain of approximately $15 million from this transaction.

Impairment of Assets

The Company reviews long-lived assets and intangible assets on a periodic basis, as well as when such a review is required based upon relevant circumstances, to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment loss, if required  is recognized  based upon the difference between the carrying amount and the fair value of such assets, in accordance with ASC 360-10, “Property, Plant and Equipment”.

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

The Company conducted an impairment check as of December 31, 2011. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended December 31, 2011. Prior to its acquisition by Tower, the Company had no goodwill.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This topic prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred taxes are computed based on the tax rates anticipated (under applicable law as of the balance sheet date) to be in effect when the deferred taxes are expected to be paid or realized.

We evaluate the realizability of our deferred tax assets and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities and projected future taxable income. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.

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

Stock Based Compensation

The Company applies the provisions of ASC 718 Compensation-Stock Compensation, under which employee share-based equity awards accounted for under the fair value method. Accordingly, stock-based compensation to employees and directors is measured at the grant date, based on the fair value of the award. The Company estimates stock price volatility based on historical volatility of Tower’s stock price. The Company uses the straight-line attribution method to recognize stock-based compensation costs over the vesting period of the award.

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Expected life in years	4.75 years	4.7 years	4.7 years
Expected annual volatility	50.84%-54.45%	50.97%-53.37%	63.01-76.06%
Risk-free interest rate	0.94%-2.3%	1.14%-2.61%	2.51-2.53%
Dividend yield	0.00%	0.00%	0.00%

Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company generally does not require collateral for insurance of receivables, however, in certain circumstances the Company maintains a customer’s credit insurance policy or may require letters of credit. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection. The Company performs ongoing credit evaluations of its customers.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 31, 2011 and December 31, 2010 consists of the following customers:

	December 31, 2011	December 31, 2010
Customer 1	19%	20%
Customer 2	9	15
Customer 3	--	16

Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Customer A	17%	15%	13%
Customer B	10	24	32
Customer C	*	10	*

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

Initial Adoption of New Standards

ASU No. 2009 - 13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services and support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard is effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. The Company adopted this standard in the beginning of the first quarter of 2011. The adoption of this update did not have a significant impact on the Company's consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective beginning in the first quarter of 2012; early adoption of these standards is prohibited. The Company does not expect these new standards to significantly impact its consolidated financial statements.

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity except investments by, and distributions to, owners be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. These new standards are effective beginning in the first quarter of 2012 and are to be applied retrospectively. These amended standards will impact the presentation of other comprehensive income but will not impact the Company's financial position or results of operations.

In September 2011, the FASB issued amended standards to simplify how entities test goodwill for impairment. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as outlined in the previously issued standards. These amended standards are effective beginning in the first quarter of 2012. The Company does not expect these new standards to significantly impact its consolidated financial statements.

Note 3:  Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at December 31, 2011and December 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010
Raw material	$3,856	$4,684
Work in process	9,359	11,821
Finished goods	12,161	2,591
	$25,376	$19,096

Property, plant and equipment

Property, plant and equipment consist of the following at December 31, 2011 and December 31, 2010 (in thousands):

	Useful life (In years)	December 31, 2011	December 31, 2010
Building improvements	10-12	$24,305	$24,230
Machinery and equipment	7	145,047	115,790
Furniture and equipment	5-7	2,213	2,308
Computer software	3	3,138	850
		174,703	143,178
Accumulated depreciation		(73,166)	(46,270)
		$101,537	$96,908

Intangible Assets

Intangible assets consist of the following at December 31, 2011 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,006	$1,294
Patents and other core technology rights	9	15,100	5,514	9,586
In process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	570	2,030
Trade name	9	5,200	1,899	3,301
Facilities lease	19	33,500	5,951	27,549
Total identifiable intangible assets		$60,500	$16,740	$43,760

Intangible assets consist of the following at December 31, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$612	$1,688
Patents and other core technology rights	9	15,100	3,836	11,264
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	396	2,204
Trade name	9	5,200	1,321	3,879
Facilities lease	19	33,500	4,141	29,359
Total identifiable intangible assets		$60,500	$12,106	$48,394

The amortization related to technology, patents and other core technologies rights, and facilities lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4: Credit Facility

In September 2008, the Company entered into a loan and security agreement, with Wachovia (currently  Wells Fargo) for a three-year secured asset-based revolving credit facility in the total amount of up to $55 million (the “Loan Agreement”).

In June 2010, the Company entered into an amendment to the Loan Agreement, pursuant to which, the maturity date of the revolving credit facility was extended to September 2014, with available credit under the facility of up to $45 million. The borrowing availability varies from time to time based on the levels of the Company’s accounts receivable, eligible equipment and other terms and conditions described in the Loan Agreement. Loans under the facility will bear interest at a rate equal to at the Company’s option, either the lender’s prime rate plus a margin ranging from 0.50% to 1.0% or the LIBOR rate (as defined in the Loan Agreement) plus a margin ranging from 2.25% to 2.75% per annum.

The facility is secured by all of the Company’s assets.

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

Borrowing availability under the Loan Agreement as of December 31, 2011 was $7.1 million. Outstanding borrowings were $15.3 million and $1.3 million of the facility was supporting outstanding letters of credits on that date. The Company considers borrowings of $10 million to be long-term debt as of December 31, 2011. As of December 31, 2011, the Company was in compliance with all the covenants under this facility.

Note 5: Notes

Notes Issued in 2006

In 2006, the Company completed private placements of convertible notes. The convertible notes bore interest at a rate of 8% per annum payable semi-annually and were scheduled to mature in December, 2011 (“Old Notes”). In October 2011, the Company completed a voluntary transaction to redeem early the entire remaining outstanding amount of the Old Notes. As of December 31, 2010, approximately $43.7 million in principal amount of Old Notes was outstanding.

Notes Issued in 2010

In July, 2010, the Company, together with its domestic subsidiaries and its parent, Tower, entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Old Notes. In the exchange, the participating holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) with an exchange ratio of $1.175 face amount of New Notes for each 1.000 Old Notes.

 In addition, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower at an exercise price of $1.70 per share (“Warrants J”).

 Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of December 31, 2011 and 2010, approximately $93.6 million in principal amount of New Notes is outstanding.

The New Notes  constitute unsecured obligations of the Company, rank on parity in right of payment with all other indebtedness of the Company, and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the collateral securing such indebtedness and are not guaranteed by Tower . The New Notes shall rank senior to all future indebtedness of the Company to the extent the future indebtedness is expressly subordinated to the New Notes. The New Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries.

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

The Company’s obligations under the New Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidated financial information for such subsidiaries because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the Loan Agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

The Company applied the provisions of ASC 470-50 “Modifications and Extinguishments” to account for debt exchange. The Company first determined that the exchange is not considered troubled debt, mainly due to the fact that no concession was given by the creditor. Based on the provisions of the ASC 470-50 the Company determined that the exchange resulted in an extinguishment of the old debt and the issuance of a new debt. As described above, warrants and New Notes were issued to settle to Old Notes. The Company considered the transaction to be at arm’s length (the transaction was made between willing unrelated parties) and therefore evidence of fair value. Since the new debt was not traded and no quotes were available, the Company determined the fair value of the New Notes in a manner consistent with the manner used in the purchase price allocation in connection with the acquisition of the Company by Tower in September 2008, by using present value techniques. This, together with the fair value of the warrants were used to determine the value of the Old Notes on the date of the exchange and resulted in an expense of approximately $2.4 million, which has been recorded in the statement of operations for the year ended December 31, 2010.

The fair value of the warrants was calculated based on the Black-Scholes formula. This fair value was also confirmed by independent calculation made by the investors as evidenced by the contract.  The following assumptions were used in the fair value calculation risk–free rate based on US Treasury bills of 1.79% per annum, term of the warrants of five years, Tower’s market share price immediately prior to closing date of $1.36, the exercise price of the warrants as agreed with the investors of $1.70 and the volatility of Tower Shares of approximately 50%.

In that regards, the Company accounted for the warrants to shares of Tower, as capital contribution of Tower to the Company. The fair value of the Warrants was recorded in equity and the corresponding entry was part of the overall expense in debt exchange described above.

For disclosure purpose, the New Notes fair value of $71.2 million is determined by taking in consideration (i) the market approach, using the last quotations of the notes and (ii) the income approach utilizing the present value method at discount rate with credit worthiness appropriate for the Company.

The following table presents the associated interest cost related to the Old Notes and New Notes for the periods presented which consists of both the contractual interest coupon and amortization of the discount on the liability component:

	Year ended December 31, 2011 – Old Notes and New Notes	Year ended December 31, 2010 – Old Notes and New Notes	Year ended December 31, 2009 – Old Notes
Contractual interest recognized	$10,097	$10,319	$10,061
Discount amortization	6,802	5,768	5,199
Effective interest rate – Old Notes	14%	14%	14%
Effective interest rate – New Notes	19%	19%	--

Note 6:  Income Taxes

The Company’s effective tax rate differs from the statutory rate as follows (in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Tax provision (benefit) computed at the federal statutory rate	$2,634	$14,182	$(1,567)
State tax, net of federal provision (benefit)	96	(302)	(3,686)
Research Credits	(201)	--	--
Domestic Production Activities Deduction		(1,136)	--
Unrecognized tax benefits	447	--	--
Permanent items & others	149	86	231
Income tax provision (benefit)	$3,125	$12,830	$(5,022)

The Company’s tax provision is as follows (in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Current tax expense:
Federal	$6,687	$11,141	$4
State	95	31	43
Foreign	59	16	3
Total current	6,841	11,188	50
Deferred tax expense:
Federal	(3,716)	1,828	464
State	--	(186)	(5,536)
Total deferred	(3,716)	1,642	(5,072)
Income tax provision (benefit)	$3,125	$12,830	$(5,022)

The Company’s effective tax rate for the year ended December 31, 2011 is higher than the statutory rate primarily due to interest expense on unrecognized tax benefits and state taxes.

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

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets– current:
Net operating loss carryforwards	$758	$758
Employees benefits and compensation	1,772	1,699
Accruals, reserves and others	2,093	2,484
Total deferred tax assets	4,623	4,941
Valuation allowance	(266)	(213)
Total current deferred tax benefit	$4,357	$4,728
Net deferred tax liability- long-term:
Deferred tax assets
Net operating loss carryforwards	$10,904	$11,080
Employees benefits and compensation	5,180	4,943
Other	621	472
	16,705	16,495
Valuation allowance	(3,564)	(3,157)
	13,141	13,338
Deferred tax liability - property, plant and equipment	(3,663)	$(2,603)
Intangible assets	(13,063)	(14,495)
Investment basis difference	(927)	(2,916)
Other	--	(927)
Debt discount	(1,209)	(2,273)
Total deferred tax liabilities	(5,721)	(9,876)
Net deferred taxes	$(1,364)	$(5,148)

The future utilization of the Company’s net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred. Additional limitations could apply if ownership changes occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s Merger with Tower. The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $2.1 million for the use in its tax return. Accordingly the Company had at December 31, 2011 federal net operating loss carry forwards of approximately $36.8 million that will begin to expire in 2021 unless previously utilized.

At December 31, 2011, the Company had state net operating loss carry forwards of approximately $119.1 million. The state tax loss carry forwards will begin to expire in 2016, unless previously utilized.

At December 31, 2011, the Company had combined federal and state alternative minimum tax credits of $0.6 million. The alternative minimum tax credits do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2011	$14,908
Additions for tax positions of current year	50
Additions for tax positions of prior year	9,730
Reductions for tax positions of prior year	(723)
Balance at December 31, 2011	$23,965

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2010	$10,929
Additions for tax positions of current year	4,937
Additions for tax positions of prior year	249
Reductions for tax positions of prior year	(1,207)
Balance at December 31, 2010	$14,908

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2009	$1,871
Additions for tax positions of prior year	9,641
Reductions for tax positions of prior year	(583)
Balance at December 31, 2009	$10,929

The Company accounts for its uncertain tax provisions in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2011, the Company had unrecognized tax benefits of $24.0 million. The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is $19.3 million as of December 31, 2011.

During the fourth quarter of 2010, the Company completed its tax analysis on how to account for the repurchase premium for tax purposes on its restructured notes. The Company determined that due to the uncertainties regarding the timing of the deduction of the premium that a gross unrecognized tax position of approximately $4.9 million was recorded in accordance with ASC 740.

During the third quarter of 2011, the Company completed an analysis on its ability to utilize net operating losses under Section 382 of the Internal Revenue Code. The conclusion reached in the analysis was based on authority that did not meet recognition threshold as provided for in ASC 740. This position relates to net operating losses that were incurred prior to September 19, 2008. The $9.7 million increase in the gross unrecognized tax benefit has been recorded as a change to a prior year urnecognized tax benefit in the tabular rollforward above.

The Company does not anticipate a significant increase or decrease in its uncertain tax benefits within the twelve months of the reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2008; state and local income tax examinations before 2007; and foreign income tax examinations before 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

In February 2012 the Company was notified that the US tax authority is commencing an audit of its 2009 and 2010 tax returns, and has asked the Company for certain reports and data in connection with these years’ tax returns.

Note 7: Employee Benefit Plans

The following information provided recognizes the changes in 2011, 2010 and 2009 periodic expenses and benefit obligations due to the bargaining agreement effective December 19, 2009 entered into by the Company with its collective bargaining unit employees.

Postretirement Medical Plan

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net periodic benefit cost
Service cost	$193	$177	$178
Interest cost	573	512	463
Expected return on plan assets		--	--
Amortization of transition obligation/(asset)		--	--
Amortization of prior service costs	114	--	--
Amortization of net (gain) or loss	109	48	57
Total net periodic benefit cost	$989	$737	$698
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$(990)	$376	$--
Net (gain) or loss for the period	(1,752)	643	19
Amortization of transition obligation (asset)		--	--
Amortization of prior service costs	(114)	--	--
Amortization of net gain or (loss)	(109)	(48)	(57)
Total recognized in other comprehensive income	$(2,965)	$971	$(38)
Total recognized in net periodic benefit cost and other comprehensive income	$(1,976)	$1,708	$660
Weighted average assumptions used:
Discount rate	5.90%	6.30%	6.10%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for current year (Pre-65/Post-65)	10.0%/21.0%	10.00%	9.00%
Ultimate rate (Pre-65/Post-65)	5.00%/5.00%	5.00%	5.00%
Year the ultimate rate is reached (Pre-65/Post-65)	2021/2019	2017	2015
Measurement date	December 31, 2011	December 31, 2010	December 31, 2009

Impact of one-percentage point change in assumed health care cost trend rates as of December 31, 2011:	Increase	Decrease
Effect on service cost and interest cost	$133	$(107)
Effect on postretirement benefit obligation	$1,182	$(958)

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of period	$9,811	$8,232	$7,688
Service cost	193	177	178
Interest cost	573	512	463
Benefits paid	(86)	(129)	(116)
Change in plan provisions	(990)	376	--
Actuarial loss (gain)	(1,752)	643	19
Benefit obligation end of period	$7,749	$9,811	$8,232
Change in plan assets:
Fair value of plan assets at beginning of period	$--	$--	$--
Actual return on plan assets	--	--	--
Employer contribution	86	129	116
Benefits paid	(86)	(129)	(116)
Fair value of plan assets at end of period	$--	$--	$--
Funded status	$(7,749)	$(9,811)	$(8,232)
Amounts recognized in statement of financial position:
Non-current assets	$--	$--	$--
Current liabilities	(137)	(200)	(199)
Non-current liabilities	(7,612)	(9,611)	(8,033)
Net amount recognized	$(7,749)	$(9,811)	$(8,232)
Weighted average assumptions used:
Discount rate	5.20%	5.90%	6.30%
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year (Pre 65/Post 65)	8.25%/57.0%	10.0%/21.0%	10.0%/10.0%
Ultimate rate (Pre 65/ Post 65)	5.00%/5.00%	5.00%/5.00%	5.00%/5.00%
Year the ultimate rate is reached (Pre 65/ Post 65)	2021/2019	2021/2019	2017/2017

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits ($)
2012	$137
2013	192
2014	223
2015	262
2016	300
2017-2021	$2,190

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

The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net periodic benefit cost
Service cost	$--	$106	$306
Interest cost	736	729	679
Expected return on plan assets	(810)	(693)	(537)
Amortization of transition obligation/(asset)	--	--	--
Amortization of prior service costs	--	--	--
Amortization of net (gain) or loss	--	--	192
Total net periodic benefit cost	$(74)	$142	$640
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$--	$--	$--
Net (gain) or loss for the period	2,468	(85)	(1,415)
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	--	--	--
Amortization of net gain or (loss)	--	--	(192)
Total recognized in other comprehensive income	$2,468	$(85)	$(1,607)
Total recognized in net periodic benefit cost and other comprehensive income	$2,394	$57	$(967)
Weighted average assumptions used:
Discount rate	5.70%	6.20%	6.20%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year ending December 31, 2012:
Transition obligation (asset)	$--	$--	$--
Prior service cost	--	--	--
Net actuarial (gain) or loss	$70	$--	$--

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of period	$13,105	$11,939	$11,101
Service cost	--	106	306
Interest cost	736	729	679
Benefits paid	(273)	(265)	(241)
Change in plan provisions	--	--	--
Actuarial loss (gain)	1,566	596	94
Benefit obligation end of period	$15,134	$13,105	$11,939
Change in plan assets
Fair value of plan assets at beginning of period	$10,742	$9,253	$6,995
Actual return on plan assets	(92)	1,375	2,046
Employer contribution	465	379	453
Benefits paid	(273)	(265)	(241)
Fair value of plan assets at end of period	$10,842	$10,742	$9,253
Funded status	$(4,292)	$(2,363)	$(2,686)
Accumulated benefit obligation	$(15,134)	$(13,105)	$(11,939)
Amounts recognized in statement of financial position
Non-current assets	$--	$--	$--
Current liabilities	--	--	--
Non-current liabilities	(4,292)	(2,363)	(2,686)
Net amount recognized	$(4,292)	$(2,363)	$(2,686)
Weighted average assumptions used
Discount rate	5.10%	5.70%	6.20%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2012	$434
2013	502
2014	572
2015	633
2016	684
2017-2021	$4,222

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

The Company’s pension plan weighted average asset allocations at December 31, 2011 by asset category are as follows:

Asset Category:	December 31, 2011	Target allocation 2012
Equity securities	74%	65%-75%
Debt securities	26%	25%-35%
Real estate	0%	0%
Other	0%	0%
Total	100%	100%

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

The number of outstanding shares of Jazz’s common stock at December 31, 2011 was 100, all of which are owned by Tower.

Warrants

Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock, that were originally issued in 2006 and that were outstanding immediately prior to the effective date of the Merger were assumed by Tower and became exercisable for Tower ordinary shares. Each such warrant formerly exercisable  to purchase one share of the Company’s common stock became exercisable to purchase 1.8 Tower ordinary shares at an exercise price of $2.78 per Tower ordinary share, which is equal to the exercise price of $5.00 immediately prior to the effective date of the merger divided by the exchange ratio of 1.8. Fractional ordinary shares of Tower were rounded up to the nearest whole number. The warrants were fully expired in March 2011.

Stock Options

Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective date of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. The Company recorded $ 942, $24,838 and $81,391 of compensation expenses for the years ended December 31, 2011 ,2010 and 2009, respectively for modifications of these existing options pursuant to the Merger.

On September 19, 2008, Tower awarded non-statutory stock options to employees of the Company to purchase 855,000 Tower’s ordinary shares. The stock option grants vest on the second anniversary from the date of grant. The exercise price of the options awarded is $0.46 per share. The Company recorded $100,060, $91,867 and $25,946 of compensation expense for the period ended December 31,2010 ,2009 and 2008 relating to this issuance of Tower’s non-qualified stock options to the Company’s employees.

During 2009, Tower awarded 2,690,000 non-qualified stock options to the Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $0.29.

During 2010, Tower awarded 394,500 non-qualified stock options to the Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.36.

During 2011, Tower awarded 1,510,000 non-qualified stock options to the Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $1.41.

The Company recorded $652 thousands, $460 thousands and $331 thousands of compensation expenses relating to options granted to employees, for the years ended December 31, 2011, 2010 and 2009, respectively. Stock-based compensation expense was recognized in the following line items in the statement of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Component of income (loss) before provision for income taxes:
Cost of revenue	$346	$231	$124
Research and development, net	153	109	75
Selling, general and administrative	153	120	132
Stock-based compensation expense	652	460	331
Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	(244)	(173)	(124)
Stock-based compensation, net of taxes	$408	$287	$207

The following table summarizes stock option award activity:

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2010	4,480	$0.88
Granted	1,510	1.41
Exercised	(240)	0.47
Cancelled or expired	(284)	0.97
Outstanding at December 31, 2011	5,466	1.04
Options exercisable at December 31, 2011	2,774	$1.03

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2009	5,948	$0.76
Granted	395	1.36
Exercised	(783)	0.52
Cancelled or expired	(1,080)	0.66
Outstanding at December 31, 2010	4,480	0.88
Options exercisable at December 31, 2010	2,134	$1.32

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2008	3,583	$1.12
Granted	2,690	0.29
Exercised	(3)	0.58
Cancelled or expired	(322)	1.05
Outstanding at December 31, 2009	5,948	0.76
Options exercisable at December 31, 2009	1,849	$1.44

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2011 were as follows:

Options Outstanding:

Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
$ 0.29-0.84	2,483	$0.37	$5.08
$ 1.40-1.88	2,983	$1.59	$5.75
	5,466	$1.04	$5.44

Options Exercisable:

Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
$ 0.29-0.84	1,562	$0.41	5.35
$ 1.40-1.88	1,212	$1.81	5.36
	2,774	$1.03	5.36

The following table summarizes key data points for exercised options (in thousands):

	Year Ended December 31,
	2011	2010	2009
The intrinsic value of options exercised	$186	$751	$1
Cash received from the exercise of stock options	113	405	1
The tax benefit realized from stock options exercised	63	257	--
The fair value of options exercised	$54	$131	$--

Note 9:  Related Party Transactions:

	December 31, 2011	December 31, 2010
Due from related party (included in the accompanying balance sheets)	$20,560	$25,768
Due to related parties (included in the accompanying balance sheets )	$2,049	$3,389

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

Note 11: Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant under non-cancelable operating leases through March 2017. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2017 and the Company’s unilateral options to extend the terms of each of these leases for two consecutive five-year periods. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations. Under the lease amendments, the landlord may terminate the lease for the Company’s headquarters building, but not the Company’s fabrication facility, no earlier than January 2014.

Aggregate rental expense under operating leases, including amounts paid to Conexant and the current owner, was approximately $2.4 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

	Payment Obligations by Year (in thousands)
	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$2,260	$2,376	$2,376	$2,338	$2,222	$432	$12,004

.Environmental Matters

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

Litigation and Claims

During 2008, an International Trade Commission (“ITC”) action was filed by Agere/LSI Corporation (“LSI”), alleging infringement of U.S. patent 5,227,335 (the ‘335 patent) under Section 337 of the Tariff Act of 1930 (Section 337) by seventeen corporations. Following that initial filing, in October 2008, LSI amended the ITC complaint requesting to add the Company, Tower and three other corporations as additional respondents. In September 2009, the  administrative law judge (“ALJ”) ruled against LSI and in favor of the respondents, determining that the ‘335 patent claims asserted by LSI are invalid. In November 2009, in response to a Petition for Review filed by LSI, the ITC determined that it would review the ALJ’s determination on patent invalidity. In March 2010, the ITC issued a notice of final determination that there was no violation of Section 337, ruling that the LSI ‘335 patent claims were invalid, and terminated the ITC investigation.

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

Note 12: Valuation Account

Dollars in thousands	Additions
	Balance at the beginning of the period	Charged to costs and expenses	Deductions (A)	Balance at the end of the period
Allowance for doubtful accounts receivable:

Year ended December 31, 2011	$326	$1,017	(323)	$1,020
Year ended December 31, 2010	$877	$293	$(844)	$326
Year ended December 31, 2009	$852	$714	$(689)	$877

(A)	Uncollectible accounts receivable written off, net of recoveries

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.  Based on its assessment using those criteria, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The following presents aggregate fees billed to us by Deloitte Touche Tohmatsu, our current principal accountants for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. All of the fees described below were pre-approved by our audit committee.

Audit Fees. Audit fees billed by Brightman Almagor Zohar, a member of Deloitte Touche Tohmatsu were $ 48,000 for the year ended December 31, 2011 and $240,000 for the year ended December 31, 2010.

Audit-Related Fees. For the years ended December 31, 2011 and December 31, 2010 audit-related fees billed were  nil and $86,463, respectively, in connection with Sarbanes Oxley compliance.

Tax Fees. Tax fees billed were $12,000 for the year ended December 31, 2011 and nil for the years ended December 31, 2010 and 2009.

All Other Fees. Fees related to transfer pricing study for the year ended December 31, 2011 were $26,465. Fees related to Notes Exchange for the year ended December 31, 2010 were $35,000.  There were no other fees billed for the years ended December 31, 2011, 2010 or 2009.

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

4.12
Waiver, dated September 4, 2007, among the Registrant, ThinkEquity Partners LLC and each of Acquicor Management LLC, Harold L. Clark, John P. Kensey and Moshe I. Meidar — Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-146546)

4.13
Second Supplemental Indenture by and among Jazz Technologies, Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association, dated as of September 19, 2008 — Incorporated by reference to Exhibit 4.1 to Jazz Technologies’ Current Report on Form 8-K filed on September 25, 2008.

4.14
Assumption Agreement by and among Jazz Technologies, Tower Semiconductor, Ltd. and Continental Stock Transfer & Trust Company, dated as of September 19, 2008 — Incorporated by reference to Exhibit 4.2 to Jazz Technologies’ Current Report on Form 8-K filed on September 25, 2008.

4.15
Indenture dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association – Incorporated by reference to Exhibit 4.15 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

4.16
Registration Rights Agreement dated July 15, 2010 by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC and holders of the Registrant’s 8% Senior Notes due 2015 — Incorporated by reference to Exhibit 4.16 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

10.26
Sixth Amendment dated as of June 14, 2011 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 — Incorporated by reference to Exhibit 10.55 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.27
Agreement and Plan of Merger and Reorganization by and among Tower Semiconductor Ltd., Armstrong Acquisition Corp. and Jazz Technologies, dated as of May 19, 2008 — Incorporated by reference to Exhibit 2.1 to Jazz Technologies’ Current Report on Form 8-K filed on May 20, 2008.

10.28
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011 – Incorporated by reference to Exhibit 10.48 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.1	Financial information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL.

*	Denotes a management compensatory plan or arrangement.

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

Signatures	Title	Date

/s/ RAFI MOR	Principal Executive Officer	March 30, 2012
Rafi Mor	(Principal Executive Officer)

/s/ SUSANNA H. BENNETT	Chief Financial Officer	March 30, 2012
Susanna H. Bennett	(Principal Financial and Accounting Officer)