Form 10-Q
period 2012-03-31
Jazz Technologies, Inc.
filed 2012-05-25
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,418	$19,471
Receivables:
Trade receivables, net of allowance for doubtful accounts of $1,001 and $1,020 at March 31, 2012 and December 31, 2011, respectively	20,672	17,032
Other receivables	2,691	4,485
Inventories	23,935	25,376
Deferred tax asset	4,357	4,357
Prepaid expenses and other current assets	4,102	4,147
Total current assets	85,175	74,868
Property, plant and equipment, net	97,703	101,537
Intangible assets, net	42,602	43,760
Goodwill	7,000	7,000
Other assets – related parties	14,527	15,185
Other assets - others	2,276	2,350
Total assets	$249,283	$244,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt	$7,500	$5,300
Accounts payable	13,468	12,050
Due to related parties	4,029	2,049
Accrued compensation and benefits	7,603	5,328
Deferred revenues	2,461	2,597
Accrued interest	1,912	3,764
Other current liabilities	3,481	4,427
Total current liabilities	40,454	35,515
Long term liabilities:
Long-term debt from bank	10,000	10,000
Notes	70,342	69,061
Deferred tax liability	5,722	5,722
Employee related liabilities	11,881	12,227
Other long-term liabilities	16,240	15,699
Total liabilities	154,639	148,224
Stockholder’s equity:
Additional paid-in capital	63,576	63,576
Cumulative stock based compensation	1,695	1,539
Accumulated other comprehensive loss (*)	(1,433)	(1,433)
Retained earnings	30,806	32,794
Total stockholders’ equity	94,644	96,476
Total liabilities and stockholders’ equity	$249,283	$244,700

(*)	Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net revenues	$41,075	$50,797
Cost of revenues	33,603	34,785
Gross profit	7,472	16,012
Operating expenses:
Research and development	3,213	3,157
Selling, general and administrative	4,044	3,819
Amortization of intangible assets	197	197
Total operating expenses	7,454	7,173
Operating income	18	8,839
Financing expense, net	(3,095)	(4,293)
Net income (loss) before income taxes	(3,077)	4,546
Income tax benefit (expense)	1,089	(1,464)
Net income (loss)	$(1,988)	$3,082

See accompanying notes.

s
Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated of Comprehensive Income (Loss)
(in thousands)

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(In thousands)
Net income (loss)	$(1,988)	$3,082
Foreign currency translation adjustment	--	--
Comprehensive income (loss)	$(1,988)	$3,082

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Operating activities:
Net income (loss)	$(1,988)	$3,082
Adjustments to reconcile net income (loss) for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	8,084	8,853
Notes accretion and amortization of deferred financing costs	1,391	1,617
Stock based compensation expense	156	137
Changes in operating assets and liabilities:
Trade receivables	(1,856)	(275)
Inventories	1,441	(1,768)
Prepaid expenses and other current assets	45	(1,089)
Accounts payable	2,517	(2,267)
Due to related parties, net	656	1,197
Accrued compensation and benefits	2,275	(236)
Deferred Revenue	(136)	591
Accrued interest	(1,889)	(2,641)
Other current liabilities	(946)	(2,178)
Employee related liabilities and other long-term liabilities	204	114
Net cash provided by operating activities	9,954	5,137
Investing activities:
Purchases of property and equipment	(4,191)	(10,243)
Proceeds related to property and equipment	1,984	1,478
Net cash used in investing activities	(2,207)	(8,765)
Financing activities:
Short-term debt from bank	2,200	--
Net cash used in financing activities	2,200	--
Net decrease (increase) in cash and cash equivalents	9,947	(3,628)
Cash and cash equivalents at beginning of period	19,471	29,031
Cash and cash equivalents at end of period	$29,418	$25,403

Non cash activities:

Investments in property, plant and equipment	$1,583	$3,391

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$3,809	$5,559
Cash paid during the period for income taxes	$80	$2,600

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2012

Note 1:   Business and Formation

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz” or the “Company” refers to the business of Jazz Technologies, Inc., and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc.

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

Note 2:   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with SEC and U.S. generally accepted accounting principles (“US GAAP”) requirements and includes all adjustments of a normal recurring nature that are necessary to fairly present its condensed consolidated results of operations, financial position, and cash flows for all periods presented. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with the Company most recent Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2012 and December 31, 2011, and the consolidated results of its operations and cash flows for the three months ended March 31, 2012 and 2011. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2012 presentation.

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

The Company generally does not require collateral for insurance of receivables, however, in certain circumstances the Company may require letters of credit. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection. The Company performs ongoing credit evaluations of its customers.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of March 31, 2012 and December 31, 2011 consists of 2 customers:

	March 31, 2012	December 31, 2011
Customer 1	23%	19%
Customer 2	13	5

Net revenues from significant customers representing 10% or more of net revenues consist of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Customer A	19%	19%
Customer B	12	--
Customer C	5	13
Customer D	--	16

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

Initial Adoption of New Standards

         In the first quarter of 2012, the Company adopted amended standards that increase the prominence of items reported in other comprehensive income. These amended standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity – except investments by, and distributions to, owners – be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of these amended standards did impact the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

Recently Issued Accounting Standards

No accounting standards were recently issued as of the reporting date.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Raw material	$3,548	$3,856
Work in process	9,582	9,359
Finished goods	10,805	12,161
	$23,935	$25,376

Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2012 and December 31, 2011 (in thousands):

	Useful life (In years)	March 31, 2012	December 31, 2011
Building improvements	10-12	$24,305	$24,305
Machinery and equipment	7	148,136	145,047
Furniture and equipment	5-7	2,213	2,213
Computer software	3	3,138	3,138
		177,792	174,703
Accumulated depreciation		(80,089)	(73,166)
		$97,703	$101,537

Intangible Assets

Intangible assets consist of the following at March 31, 2012 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,105	$1,195
Patents and other core technology rights	9	15,100	5,933	9,167
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	613	1,987
Trade name	9	5,200	2,043	3,157
Facilities lease	19	33,500	6,404	27,096
Total identifiable intangible assets		$60,500	$17,898	$42,602

Intangible assets consist of the following at December 31, 2011 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,006	$1,294
Patents and other core technology rights	9	15,100	5,514	9,586
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	570	2,030
Trade name	9	5,200	1,899	3,301
Facilities lease	19	33,500	5,951	27,549
Total identifiable intangible assets		$60,500	$16,740	$43,760

The amortization related to technology, patents, other core technologies, and the facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Credit Facility

Borrowing availability under the facility as of March 31, 2012, was $26 million. Outstanding borrowings were $17.5 million and $1.3 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $10 million to be long-term debt as of March 31, 2012. As of March 31, 2012, the Company was in compliance with all the covenants under this facility.

Note 5:   Notes

In 2006, the Company privately placed convertible notes which bore interest at a rate of 8% per annum payable semi-annually, and were scheduled to mature in December, 2011 (“Old Notes”).

On July 2010, the Company, together with its domestic subsidiaries and its parent, Tower, entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Old Notes. Under the Exchange Agreement, the Participating Holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) at an exchange ratio of 1.175 face amount of New Notes for each 1.000 face amount of Old Notes. In October 2011, the Company completed a voluntary transaction to redeem early the entire remaining outstanding amount of the Old Notes held by holders other than the Participating Holders.

In addition to the New Notes, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower at an exercise price of $1.70 per share (“Warrants J”). Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of March 31, 2012, approximately $93.6 million in principal amount of New Notes remained outstanding.

The New Notes constitute unsecured obligations of the Company, rank on parity in right of payment with all other indebtedness of the Company, and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the collateral securing such indebtedness and are not guaranteed by Tower. The New Notes shall rank senior to all future indebtedness of the Company to the extent the future indebtedness is expressly subordinated to the New Notes. The New Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries.

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

The Company’s obligations under the New Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidated financial information for such subsidiaries because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in the Loan Agreement, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

Note 6:   Income Taxes

In February 2012, the U.S. tax authorities commenced an audit of the Company’s 2009 and 2010 tax returns, and asked the Company for certain reports and data in connection with said years’ tax returns. There is no indication to date whether the Company will be required to pay any additional taxes pursuant to said audit.

Note 7:   Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three months ended March 31, 2012 and 2011 were $0.1 million and $0.2 million, respectively.

Note 8:   Employee Stock Option Expense

During the three months ended March 31, 2012, Tower did not award any non-qualified stock options exercisable to Tower's ordinary shares to the Company's employees  The Company recorded $0.16 million of compensation expenses relating to options granted to employees for the three months ended March 31, 2012. The Company recorded $0.14 million of compensation expenses relating to employees’ options during the corresponding period in 2011.

Note 9:   Related Party Transactions

	As of March 31, 2012	As of December 31, 2011
Due from related parties (included in the accompanying balance sheets)	$19,892	$20,560
Due to related parties (included in the accompanying balance sheets)	$4,029	$2,049

Related parties balances are with Tower and TowerJazz Japan Ltd. (“TJP”) and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2012, we had a net loss of $2.0 million compared to a net profit of $3.1 million for the three months ended March 31, 2011.

 The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net revenues	100%	100%
Cost of revenues	81.8	68.5
Gross profit	18.2	31.5
Operating expenses:
Research and development	7.8	6.2
Selling, general and administrative	9.8	7.5
Amortization of intangible assets	0.5	0.4
Total operating expenses	18.1	14.1
Operating income	0.0	17.4
Financing expense, net	(7.5)	(8.4)
Income tax benefit (expense)	2.7	(2.9)
Net income (loss)	(4.8)%	6.1%

Comparison of three Months Ended March 31, 2012 and March 31, 2011

Revenues

Our net revenues for the three months ended March 31, 2012 amounted to $41.1 million as compared to $50.8 million for the corresponding period in 2011.The 19% revenue decrease is mainly due to shipped quantities reduction of 17% and 12% reduction  in average selling  prices due to the weakening customer demand in the semiconductor industry following the recent economic slowdown in Europe and worldwide and following the conditions in the financial markets, with the semiconductor industry experiencing weakening customer demand and reduced rate of growth.

Cost of Revenues

Our cost of revenues decreased to $33.6 million for the three months ended March 31, 2012 compared to $34.8 million for the corresponding period in 2011. The relatively small reduction in cost of revenues as compared to the revenue decrease is due to the high portion of fixed costs associated with operating a foundry.

Gross Profit

Gross profit decreased to $7.5 million in the three months ended March 31, 2012 as compared to $16.0 million in the corresponding period in 2011. Such $8.5 million decrease in gross profit was mainly attributed to the decrease in revenues described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 amounted to $7.5 million, substantially unchanged from the $7.2 million in the three months ended March 31, 2011.

Financing Expense, Net

Financing expense, net for the three months ended March 31, 2012 decreased to $3.1 million, from $4.3 million in the corresponding period in 2011 mainly due to the redemption of the Old Notes in October 2011 as described above. Financing expense net, mainly relate to our notes.

Income Tax Benefit (Expense)

Income tax benefit amounted to $1.1 million in the three months ended March 31, 2012, as compared to income tax expense of $1.5 million in the three months ended March 31, 2011. The $2.6 million decrease in income tax expenses is mainly as a result of the decrease in the operating profit.

Net Income (loss)

Net loss for the three months ended March 31, 2012 amounted to $2.0 million as compared to net income of $3.1 million in the three months ended March 31, 2011. Such $5.1 million decrease in net income is a result of the revenue decrease which was partially offset by lower financing and tax expenses, as detailed above.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There are no materials pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or any of our property is subject

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-Q, you should carefully consider the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2012	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Chief Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL