Form 10-Q
period 2012-06-30
Jazz Technologies, Inc.
filed 2012-08-22
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

JAZZ TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Condensed Consolidated Balance Sheets
 (in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,174	$19,471
Receivables:
Trade receivables, net of allowance for doubtful accounts of $907 and $1,020 at June 30, 2012 and December 31, 2011, respectively	22,939	17,032
Other receivables	2,730	4,485
Inventories	23,080	25,376
Deferred tax asset	4,357	4,357
Prepaid expenses and other current assets	4,025	4,147
Total current assets	98,305	74,868
Property, plant and equipment, net	95,119	101,537
Intangible assets, net	41,443	43,760
Goodwill	7,000	7,000
Other assets – related parties	4,806	15,185
Other assets – others	2,201	2,350
Total assets	$248,874	$244,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt	$9,100	$5,300
Accounts payable	12,411	12,050
Due to related parties	2,992	2,049
Accrued compensation and benefits	6,270	5,328
Deferred revenues	2,118	2,597
Accrued interest	3,784	3,764
Other current liabilities	3,150	4,427
Total current liabilities	39,825	35,515
Long term liabilities:
Long-term debt from bank	10,000	10,000
Notes	71,682	69,061
Deferred tax liability	5,722	5,722
Employee related liabilities	11,846	12,227
Other long-term liabilities	16,485	15,699
Total liabilities	155,560	148,224
Stockholders’ equity:
Additional paid-in capital	63,576	63,576
Cumulative stock based compensation	1,855	1,539
Accumulated other comprehensive loss (*)	(1,433)	(1,433)
Retained earnings	29,316	32,794
Total stockholders’ equity	93,314	96,476
Total liabilities and stockholders’ equity	$248,874	$244,700

(*)	Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$42,172	$45,829	$83,247	$96,626
Cost of revenues	33,198	31,231	66,801	66,016
Gross profit	8,974	14,598	16,446	30,610
Operating expenses:
Research and development	3,530	2,801	6,743	5,958
Selling, general and administrative	3,550	3,653	7,594	7,472
Amortization of intangible assets	197	197	394	394
Total operating expenses	7,277	6,651	14,731	13,824
Operating income	1,697	7,947	1,715	16,786
Financing expense and other expense, net	(3,454)	(4,493)	(6,549)	(8,786)
Net income (loss) before income taxes	(1,757)	3,454	(4,834)	8,000
Income tax benefit (expense)	267	(1,249)	1,356	(2,713)
Net income (loss)	$(1,490)	$2,205	$(3,478)	$5,287

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$(1,490)	$2,205	$(3,478)	$5,287
Foreign currency translation adjustment	--	(42)	--	(42)
Comprehensive income (loss)	$(1,490)	$2,163	$(3,478)	$5,245

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Operating activities:
Net income (loss)	$(3,478)	$5,287
Adjustments to reconcile net income (loss) for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	16,731	17,196
Notes accretion and amortization of deferred financing costs	2,807	3,409
Stock based compensation expense	316	346
Other expenses, net	7	320
Changes in operating assets and liabilities:
Trade receivables	(3,913)	4,057
Inventories	2,296	(7,865)
Prepaid expenses and other current assets	122	115
Accounts payable	2,472	(449)
Due to related parties, net	(1,151)	(1,705)
Accrued compensation and benefits	942	(337)
Deferred Revenue	(479)	425
Accrued interest	20	(239)
Other current liabilities	(1,277)	(1,763)
Employee related liabilities and other long-term liabilities	405	299
Net cash provided by operating activities	15,820	19,096
Investing activities:
Purchases of property and equipment	(10,069)	(16,991)
Proceeds related to property and equipment	12,152	4,820
Net cash used in investing activities	2,083	(12,171)
Financing activities:
Short-term debt from bank	3,800	--
Debt repayment	--	(8,644)
Net cash used in financing activities	3,800	(8,644)
Effect of foreign currency on cash	--	(42)
Net decrease (increase) in cash and cash equivalents	21,703	(1,761)
Cash and cash equivalents at beginning of period	19,471	29,031
Cash and cash equivalents at end of period	$41,174	$27,270
Non cash activities:
Investments in property, plant and equipment	$3,061	$4,803

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$3,880	$5,938
Cash paid (received) during the period for income taxes	$(1,085)	$3,403

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2012

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2012 and December 31, 2011, and the consolidated results of its operations and cash flows for the three months and six months ended June 30, 2012 and 2011. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2012 presentation.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of June 30, 2012 and December 31, 2011 consists of 2 customers:

	June 30, 2012	December 31, 2011
Customer 1	18%	19%
Customer 2	12	5

Net revenues from significant customers representing 10% or more of net revenues consist of the following:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Customer A	15%	16%	17%	18%
Customer B	12	5	12	3
Customer C	5	7	5	10

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and enhances fair value disclosure requirements. Effective January 1, 2012, the Company adopted the disclosure provisions included in ASU 2011-04. The adoption of ASU 2011-04 had no impact on our financial position or results of operations

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Raw material	$3,526	$3,856
Work in process	12,304	9,359
Finished goods	7,250	12,161
	$23,080	$25,376

Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2012 and December 31, 2011 (in thousands):

	Useful life (In years)	June 30, 2012	December 31, 2011
Building improvements	10-12	$24,305	$24,305
Machinery and equipment	7	153,492	145,047
Furniture and equipment	5-7	2,213	2,213
Computer software	3	3,138	3,138
		183,148	174,703
Accumulated depreciation		(88,029)	(73,166)
		$95,119	$101,537

Intangible Assets

Intangible assets consist of the following at June 30, 2012 (in thousands):

	Useful life (In years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,203	$1,097
Patents and other core technology rights	9	15,100	6,353	8,747
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	657	1,943
Trade name	9	5,200	2,188	3,012
Facilities lease	19	33,500	6,856	26,644
Total identifiable intangible assets		$60,500	$19,057	$41,443

Intangible assets consist of the following at December 31, 2011 (in thousands):

	Useful life (In years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,006	$1,294
Patents and other core technology rights	9	15,100	5,514	9,586
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	570	2,030
Trade name	9	5,200	1,899	3,301
Facilities lease	19	33,500	5,951	27,549
Total identifiable intangible assets		$60,500	$16,740	$43,760

The amortization related to technology, patents, other core technologies, and the facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Credit Facility

Borrowing availability under the facility as of June 30, 2012, was $28 million. Outstanding borrowings were $19.1 million and $1.3 million of the facility supporting outstanding letters of credits on that date. The Company considers borrowings of $10 million to be long-term debt as of June 30, 2012. As of June 30, 2012, the Company was in compliance with all the covenants under this facility.

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

In addition to the New Notes, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower at an exercise price of $1.70 per share (“Warrants J”). Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of June 30, 2012, approximately $93.6 million in principal amount of New Notes remained outstanding.

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

Note 6:   Income Taxes

In February 2012, the U.S. tax authorities commenced an audit of the Company’s tax returns, and required certain reports and data in connection with the tax returns for the audited years. There is no indication to date whether the Company will be required to pay any additional taxes pursuant to said audit.

Note 7:   Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three months and six months ended June 30, 2012 were $0.1 million and $0.2 million, respectively. The amounts for the pension and other post retirement benefit plans expenses for the three months and six months ended June 30, 2011 were $0.3 million and $0.5 million, respectively.

Note 8:   Employee Stock Option Expense

During the six months ended June 30, 2012, Tower awarded 5,000 non-qualified stock options exercisable to Tower’s ordinary shares to the Company’s employees. The Company recorded $0.2 million and $0.3 million of compensation expenses relating to options granted to employees for the three months and six months ended June 30, 2012. The Company recorded $0.2 million and $0.3 million of compensation expenses relating to employees’ options during the corresponding period in 2011.

Note 9:   Related Party Transactions

Related Party Transactions consist of the following at June 30, 2012 (in thousands):

	As of June 30, 2012	As of December 31, 2011
Due from related parties (included in the accompanying balance sheets)	$10,420	$20,560
Due to related parties (included in the accompanying balance sheets)	$2,992	$2,049

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2012, we had a net loss of $3.5 million compared to a net profit of $5.3 million for the six months ended June 30, 2011.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Six Months Ended
	June 30, 2012	June 30, 2011
Net revenues	100%	100%
Cost of revenues	80.2	68.3
Gross profit	19.8	31.7
Operating expenses:
Research and development	8.1	6.2
Selling, general and administrative	9.1	7.7
Amortization of intangible assets	0.5	0.4
Total operating expenses	17.7	14.3
Operating income	2.1	17.4
Financing expense and other expense, net	(7.9)	(9.1)
Income tax benefit (expense)	1.6	(2.8)
Net income (loss)	(4.2)%	5.5%

Comparison of six Months Ended June 30, 2012 and June 30, 2011

Revenues

Our net revenues for the six months ended June 30, 2012 amounted to $83.2 million as compared to $96.6 million for the corresponding period in 2011.The 14% revenue decrease is comprised from 2% lower quantities sold during the six months ended June 30, 2012 and 17% lower average selling  price for our products

Cost of Revenues

Our cost of revenues were $66.8 million for the six months ended June 30, 2012, almost similar as compared to $66.0 million for the corresponding period in 2011. There was no reduction in cost of revenues despite the revenue decrease since, as described above, the revenue reduction was caused almost entirely by average selling price reduction.

Gross Profit

Gross profit was $16.4 million in the six months ended June 30, 2012, $14.2 million lower than $30.6 million in the corresponding period in 2011. Such reduction was mainly attributed to the decrease in average wafer prices described above.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 amounted to $14.7 million, slight increase compared to $13.8 million in the six months ended June 30, 2011.

Financing Expense and Other Expense, Net

Financing expense, net for the six months ended June 30, 2012 decreased to $6.5 million, from $8.8 million in the corresponding period in 2011 mainly due to the redemption of the Old Notes in October 2011 as described above. Financing expense net, mainly relates to our notes.

Income Tax Benefit (Expense)

Income tax benefit amounted to $1.4 million in the six months ended June 30, 2012, as compared to income tax expense of $2.7 million in the six months ended June 30, 2011. The $4.1 million decrease in income tax expenses is mainly as a result of the decrease in operating profit.

Net Income (loss)

Net loss for the six months ended June 30, 2012 amounted to $3.5 million as compared to net income of $5.3 million in the six months ended June 30, 2011. Such $8.8 million decrease in net income is a result of the revenue decrease which was partially offset by lower financing and tax expenses, as detailed above.

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

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2012	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Rafi Mor
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Chief Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL