Form 10-Q
period 2012-09-30
Jazz Technologies, Inc.
filed 2012-11-19
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Condensed Consolidated Balance Sheets
 (in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,434	$19,471
Receivables:
Trade receivables, net of allowance for doubtful accounts of $877 and $1,020 at September 30, 2012 and December 31, 2011, respectively	21,916	17,032
Other receivables	1,609	4,485
Inventories	23,714	25,376
Deferred tax asset	4,357	4,357
Prepaid expenses and other current assets	5,245	4,147
Total current assets	99,275	74,868
Property, plant and equipment, net	93,739	101,537
Intangible assets, net	40,285	43,760
Goodwill	7,000	7,000
Other assets – related parties	4,278	15,185
Other assets – others	2,123	2,350
Total assets	$246,700	$244,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt	$19,100	$5,300
Accounts payable	13,132	12,050
Due to related parties	1,412	2,049
Accrued compensation and benefits	7,963	5,328
Deferred revenues	1,055	2,597
Accrued interest	1,954	3,764
Other current liabilities	2,793	4,427
Total current liabilities	47,409	35,515
Long term liabilities:
Long-term debt from bank	--	10,000
Notes	73,100	69,061
Deferred tax liability	5,722	5,722
Employee related liabilities	11,747	12,227
Other long-term liabilities	16,357	15,699
Total liabilities	154,335	148,224
Stockholders’ equity:
Additional paid-in capital	63,576	63,576
Cumulative stock based compensation	1,974	1,539
Accumulated other comprehensive loss (*)	(1,433)	(1,433)
Retained earnings	28,248	32,794
Total stockholders’ equity	92,365	96,476
Total liabilities and stockholders’ equity	$246,700	$244,700

(*)	Accumulated other comprehensive loss includes mainly plan assets and benefit obligation, net of taxes.

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$42,538	$35,240	$125,785	$131,866
Cost of revenues	34,230	32,233	101,031	98,249
Gross profit	8,308	3,007	24,754	33,617
Operating expenses:
Research and development	3,208	3,028	9,951	8,986
Selling, general and administrative	3,019	4,616	10,613	12,089
Amortization of intangible assets	196	197	590	590
Total operating expenses	6,423	7,841	21,154	21,665
Operating income (loss)	1,885	(4,834)	3,600	11,952
Financing expense, net	(3,429)	(4,272)	(9,971)	(12,738)
Other income, net	102	14,048	95	13,728
Net income (loss) before income taxes	(1,442)	4,942	(6,276)	12,942
Income tax benefit (expense)	374	(2,274)	1,730	(4,987)
Net income (loss)	$(1,068)	$2,668	$(4,546)	$7,955

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$(1,068)	$2,668	$(4,546)	$7,955
Foreign currency translation adjustment	--	(25)	--	(67)
Comprehensive income (loss)	$(1,068)	$2,643	$(4,546)	$7,888

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Operating activities:
Net income (loss)	$(4,546)	$7,955
Adjustments to reconcile net income (loss) for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	25,338	24,439
Notes accretion and amortization of deferred financing costs	4,303	5,189
Stock based compensation expense	436	495
Other expenses (income), net	95	(13,728)
Changes in operating assets and liabilities:
Trade receivables	(3,221)	14,250
Other receivables	--	(4,618)
Inventories	1,662	(7,370)
Prepaid expenses and other current assets	(1,098)	(551)
Accounts payable	3,118	(2,969)
Due to related parties, net	(2,089)	(1,256)
Accrued compensation and benefits	2,635	(241)
Deferred Revenue	(1,542)	743
Accrued interest	(1,810)	(2,812)
Other current liabilities	(1,634)	(3,908)
Employee related liabilities and other long-term liabilities	285	9,264
Net cash provided by operating activities	21,932	24,882
Investing activities:
Purchases of property and equipment	(16,234)	(24,264)
Proceeds related to property and equipment	13,465	5,463
Proceeds from investment realization	--	31,400
Net cash provided by (used in) investing activities	(2,769)	12,599
Financing activities:
Short-term debt from bank	3,800	--
Debt repayment	--	(14,644)
Net cash provided by (used in) financing activities	3,800	(14,644)
Effect of foreign currency on cash	--	(67)
Net increase in cash and cash equivalents	22,963	22,770
Cash and cash equivalents at beginning of period	19,471	29,031
Cash and cash equivalents at end of period	$42,434	$51,801

Non cash activities:

Investments in property, plant and equipment	$3,353	$1,662

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$7,635	$11,153
Cash paid (received) during the period for income taxes	$(1,106)	$3,403

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2012 and December 31, 2011, and the consolidated results of its operations and cash flows for the three months and nine months ended September 30, 2012 and 2011. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2012 presentation.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of September 30, 2012 and December 31, 2011 consists of :

	September 30, 2012	December 31, 2011
Customer 1	19%	19%
Customer 2	11	5

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Customer A	16%	17%	16%	17%
Customer B	13	9	12	4
Customer C	4	9	5	10

As a result of the Company’s concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of products sold to these customers or a change in their financial position, could materially and adversely affect the Company’s consolidated financial position, results of operations and cash flows.

The Company operates a single manufacturing facility located in Newport Beach, California. A major interruption in the manufacturing operations at this facility would have a material adverse affect on the consolidated financial position and results of operations of the Company.

Initial Adoption of New Standards

 In the first quarter of 2012, the Company adopted amended standards that increase the prominence of items reported in other comprehensive income. These amended standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity - except investments by, and distributions to, owners - be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of these amended standards did impact the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

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

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Raw material	$4,438	$3,856
Work in process	8,657	9,359
Finished goods	10,619	12,161
	$23,714	$25,376

Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2012 and December 31, 2011 (in thousands):

	Useful life (In years)	September 30, 2012	December 31, 2011
Building improvements	10-12	$24,305	$24,305
Machinery and equipment	7	159,063	145,047
Furniture and equipment	5-7	2,284	2,213
Computer software	3	3,138	3,138
		188,790	174,703
Accumulated depreciation		(95,051)	(73,166)
		$93,739	$101,537

Intangible Assets

Intangible assets consist of the following at September 30, 2012 (in thousands):

	Useful life (In years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,302	$998
Patents and other core technology rights	9	15,100	6,772	8,328
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	700	1,900
Trade name	9	5,200	2,332	2,868
Facilities lease	19	33,500	7,309	26,191
Total identifiable intangible assets		$60,500	$20,215	$40,285

Intangible assets consist of the following at December 31, 2011 (in thousands):

	Useful life (In years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,006	$1,294
Patents and other core technology rights	9	15,100	5,514	9,586
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	570	2,030
Trade name	9	5,200	1,899	3,301
Facilities lease	19	33,500	5,951	27,549
Total identifiable intangible assets		$60,500	$16,740	$43,760

The amortization related to technology, patents, other core technologies, and the facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Credit Facility

Borrowing availability under the facility as of September 30, 2012, was $28.2 million. Outstanding borrowings were $19.1 million and $1.3 million of the facility supporting outstanding letters of credits on that date. As of September 30, 2012, the Company was in compliance with all the covenants under this facility.

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

In addition to the New Notes, the Participating Holders received warrants to purchase approximately 25.3 million ordinary shares of Tower at an exercise price of $1.70 per share (“Warrants J”). Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of September 30, 2012, approximately $93.6 million in principal amount of New Notes remained outstanding.

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

Note 6:   Income Taxes

In January 2012, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s tax returns, and required certain reports and data in connection with the 2009 and 2010 tax years. The IRS audit is still in progress. The Company cannot yet assess the full implications of the audit.

Note 7:   Employee Benefit Plans

The pension and other post retirement benefit plans expenses for the three months and nine months ended September 30, 2012 were $0.1 million and $0.2 million, respectively. The amounts for the pension and other post retirement benefit plans expenses for the three months and nine months ended September 30, 2011 were $0.2 million and $0.7 million, respectively.

 Note 8:  Employee Stock Option Expense

During the nine months ended September 30, 2012, Tower awarded 5,001 non-qualified stock options (*) exercisable to Tower’s ordinary shares to the Company’s employees. The Company recorded $0.1 million and $0.4 million, respectively, of compensation expenses relating to options granted to employees for the three months and nine months ended September 30, 2012. The Company recorded $0.2 million and $0.5 million, respectively, of compensation expenses relating to employees’ options during the corresponding periods in 2011.

(*) Reflects the effect of Tower’s reverse stock split done in August 2012.

Note 9:   Related Party Transactions

Related Party Transactions consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Due from related parties (included in the accompanying balance sheets)	$8,440	$20,560
Due to related parties (included in the accompanying balance sheets)	$1,412	$2,049

Related parties balances are with Tower and TowerJazz Japan Ltd. (“TJP”) and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and subsequent quarterly reports filed with the Securities and Exchange Commission for information regarding certain risk factors known to us that could cause reported financial information not to be necessarily indicative of future results.

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

This report, including these forward-looking statements, are subject to risks and uncertainties, including those risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and subsequent quarterly reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2012, we had a net loss of $4.5 million compared to a net profit of $8.0 million for the nine months ended September 30, 2011.

 The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net revenues	100%	100%
Cost of revenues	80.3	74.5
Gross profit	19.7	25.5
Operating expenses:
Research and development	7.9	6.8
Selling, general and administrative	8.4	9.2
Amortization of intangible assets	0.5	0.4
Total operating expenses	16.8	16.4
Operating income	2.9	9.0
Financing expense , net	(7.9)	(9.6)
Other income, net	0.0	10.4
Income tax benefit (expense)	1.4	(3.8)
Net income (loss)	(3.6)%	6.0%

Comparison of nine Months Ended September 30, 2012 and June 30, 2011

Revenues

Our net revenues for the nine months ended September 30, 2012 amounted to $125.8 million as compared to $131.9 million for the corresponding period in 2011.The 5% revenue decrease is mainly attributable to 15% lower average selling price for our products offset by a 3% increase in quantities sold during the nine months ended September 30, 2012.

Cost of Revenues

 Our cost of revenues was $101.0 million for the nine months ended September 30, 2012, slightly higher as compared to $98.2 million for the corresponding period in 2011. There was an increase in cost of revenues despite the revenue decrease since, as described above, the revenue reduction was caused by higher quantities of wafers shipped and an average selling price reduction.

Gross Profit

Gross profit was $24.8 million in the nine months ended September 30, 2012; $8.8 million lower than $33.6 million in the corresponding period in 2011. Such reduction was mainly attributed to the decrease in average wafer prices described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 amounted to $21.2 million, a slight decrease compared to $21.7 million in the nine months ended September 30, 2011.

Financing Expense, Net

Financing expense, net for the nine months ended September 30, 2012 decreased to $10.0 million, from $12.7 million in the corresponding period in 2011, mainly due to the redemption of the Old Notes in October 2011 as described above. Financing expense net, mainly relates to our notes.

Other income, Net

Other income, net for the nine months ended September 30, 2011 includes mainly a gain from the sale of the investment in Hua Hong Semiconductor Ltd. (“HHSL’).

Income Tax Benefit (Expense)

Income tax benefit amounted to $1.7 million in the nine months ended September 30, 2012, as compared to income tax expense of $5.0 million in the nine months ended September 30, 2011. The $6.7 million decrease in income tax expenses is mainly as a result of the decrease in operating profit.

In January 2012, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s tax returns, and required certain reports and data in connection with the 2009 and 2010 tax years. The IRS audit is still in progress The Company cannot yet assess the full implications of the audit.

Net Income (loss)

Net loss for the nine months ended September 30, 2012 amounted to $4.5 million as compared to net income of $8.0 million in the nine months ended September 30, 2011. Such $12.5 million decrease in net income is a result of the revenue decrease and the gain from the sale of the investment in HHSL, which was partially offset by lower financing and tax benefit, as detailed above.

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

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2012	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Nabil Alali
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Chief Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL