Form 10-K
period 2012-12-31
Jazz Technologies, Inc.
filed 2013-03-29
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Year Ended December 31, 2012

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

On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor.  Jazz Semiconductor’s business was originally created in March 2002 by the spin-off by Conexant Systems, Inc. of its Newport Beach, California semiconductor fabrication operations. The acquisition was accounted for under the purchase method of accounting in accordance with United States (U.S.) generally accepted accounting principles for accounting and financial reporting purposes with Jazz Semiconductor being treated as the acquired company.  On September 19, 2008, we completed a merger under an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower Semiconductor Ltd., an Israeli company (“Tower”) and its wholly-owned subsidiary under which such subsidiary merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Tower.

Under the terms of the Merger, Tower acquired all of our outstanding shares in a stock-for-stock transaction. As a result of the Merger, Tower became the sole holder of the Company’s common stock and a change in control occurred. The Merger was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles, with Jazz being treated as the “acquired” company. In connection with this Merger, the Company adopted Tower’s fiscal year for reporting purposes.

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

Sales Contracts

A few of Jazz’s major customers purchase services and products from us on a contract basis. Most other customers purchase from Jazz using purchase orders. Jazz prices its products for these customers on a per wafer or per die basis, taking into account the complexity of the technology, the prevailing market conditions, volume forecasts, the strength and history of its relationship with the customer and its current capacity utilization.

Most of our customers usually place their orders only two to four months before shipment; however a few of our major customers are obligated to provide Jazz with longer forecasts of their wafer needs.

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

Intellectual Property

Jazz’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, We have acquired certain patents and patent licenses and intend to continue to seek patents. As of December 31, 2012, Jazz had 142 patents in force in the United States and 26 patents in force in foreign countries. Jazz also had 15 pending patent applications in the United States, no pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty.

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

In connection with Jazz Semiconductor’s separation from Conexant, Conexant contributed to Jazz Semiconductor a substantial portion of its intellectual property, including software licenses, patents and intellectual property rights in know-how related to its business. Jazz Semiconductor agreed to license back to Conexant and its affiliates intellectual property rights relating to the intellectual property contributed to Jazz Semiconductor by Conexant. Conexant may use this license to have Conexant products produced by third-party manufacturers and to sell such products, but must obtain Jazz Semiconductor’s prior consent to sublicense these rights.

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

Properties

Our headquarters and manufacturing facilities are located in Newport Beach, California.  Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant.  In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters to Uptown Newport LP (“Uptown”), a joint venture consisting of a fund controlled by New York-based DRA Advisors LLC and an affiliate of the Shopoff Group, a real estate investment firm based in Irvine, California.   The leases are non-cancelable operating leases that expire March 12, 2017, and we have the unilateral option to extend the terms of the lease for our manufacturing facility for two consecutive five-year periods. Under our amended leases with Uptown, the landlord has a right to terminate the Company’s headquarter building lease on or after January 1, 2014.   In late December 2012 our landlord notified us that it is exercising its right  to terminate the lease effective January 1, 2014.  The landlord does not have a corresponding right to terminate the lease for the Company’s fabrication facility. The Company plans to  relocate the personnel and associated telephone and data lines and computer equipment currently occupied in the headquarters building into the fabrication facility.

Item 1A. Risk Factors

We have a large amount of debt which may have significant negative consequences, and there is no assurance that we will be able to obtain sufficient funding sources in a timely manner to allow us to fully or partially repay our debt obligations and other liabilities.

Our indebtedness as of December 31, 2012 are approximately $112.7 million, comprised of approximately $93.6 million par value of notes due June 2015 and $19.1 million borrowing under the Wells Fargo line of credit.  Said indebtedness could have significant negative consequences, including:

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our flexibility in planning for, or reacting to, changes in its business and the industry in which it competes;

•	placing us at a competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources;

•	affecting our ability to make interest payments and other required debt service on its indebtedness;

•	enforcement by the lenders under the Wells Fargo line of credit of their liens against our assets in the event of default; and/or

•	limiting our ability to fulfill our debt obligations and other liabilities

To service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We will need to repay $93.6 million outstanding under our non-convertible notes on June 30, 2015 and $19.1 million borrowing under the Wells Fargo line of credit by September 2014. Our ability to make payments on, or repay or refinance, our indebtedness and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance and our ability to drawdown additional funds, if required, from Wells Fargo. Our future operating performance, to a certain extent, is subject to general economic conditions, financial market, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our indebtedness or to fund our other liquidity needs.  In order to finance our short and long-term debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets; issuance of new securities; intellectual property licensing; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring or recycling of existing debt into new dent or other vehicles, which could be done in a similar structure as has been done in July 2010 bonds exchange transaction. The Wells Fargo line of credit imposes certain limitations on our ability to repay the notes and/or to incur additional indebtedness without Wells Fargo’s consent.  If we default on payment of the notes at maturity, such default would trigger a cross default under the Wells Fargo line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wells Fargo credit line.  There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our indebtedness.

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

 Our working capital requirements and cash flows are subject to quarterly and yearly fluctuations, depending on a number of factors. If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. Factors which could lead us to suffer cash flow fluctuations include:

•	fluctuations in the level of revenues from our operating activities;

•	fluctuations in the collection of receivables;

•	the timing and size of capital expenditures; and

•	the repayment schedules of our debt service obligations under our short-term and long-term liabilities.

In addition, we may need to devote a significant portion of our operating cash flow to pay principal and interest on our indebtedness. The use of cash to finance our indebtedness could leave us with insufficient funds to adequately finance our operating activities and capital expenditures, which could adversely affect our business.

A global recession and credit crisis may adversely affect our results.

Market analysts are currently cautious in regard to the forecasted global economic conditions and it is uncertain when the downturn in the semiconductor industry and global economy will end. The effects of such downturn in the semiconductor industry and global economy may adversely affect our future financial results and position, including our ability to fulfill our debt obligations and other liabilities, by negatively impacting consumer and customer demand for our products and the end products of our customers. A disruption in the ability of our customers to access sources of liquidity could lead to the inability or failure on their part to meet their payment obligations to us. Such downturn may also have a detrimental effect on our commercial relationships with our  suppliers and creditors, including our lenders. The insolvency of key suppliers could lead to product delays.

Our operating results fluctuate from quarter to quarter which makes it difficult to predict our future performance.

Our revenues, expenses and operating results have varied significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a number of factors, many of which are beyond our control. These factors include, among others:

•	The cyclical nature of the semiconductor industry and the volatility of the markets served by our customers;

•	Changes in the economic conditions of geographical regions where our customers and their markets are located;

•	Shifts by integrated device manufacturers and customers between internal and outsourced production;

•	Inventory and supply chain management of our customers;

•	The loss of a key customer, postponement of an order from a key customer or the rescheduling or cancellation of large orders;

•	The occurrence of accounts receivable write-offs, failure of a key customer to pay accounts receivable in a timely manner or the financial condition of our customers;

•	The rescheduling or cancellation of planned capital expenditures;

•	Our ability to satisfy our customers’ demand for quality and timely production;

•	The timing and volume of orders relative to our available production capacity;

•	Our ability to obtain raw materials and equipment on a timely and cost-effective basis;

•	Price erosion in the industry;

•	Environmental events or industrial accidents such as fire or explosions;

•	Our susceptibility to intellectual property rights disputes;

•	Our ability to maintain existing partners and to enter into new partnerships and technology and supply alliances on mutually beneficial terms;

•	Interest, price index and currency rate fluctuations that were not hedged;

•	Technological changes and short product life cycles;

•	Timing for the design and the qualification of new products;

•	Increase in the fair value of our bank loans, certain of our warrants and debentures; and

•	Changes in accounting rules affecting our results.

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

While we have achieved net income for some quarters in recent years, in recent quarters we have incurred net losses and prior to the second half of 2009 we predominantly incurred net losses in our reported results of operations and we may incur net losses in the future. Because fixed costs represent a substantial portion of the operating costs of semiconductor manufacturing operations, we must operate our facility at high utilization rates in order to reduce our losses or achieve net income.  If we do not operate our facility consistently at high utilization rates, we will be unable to achieve and maintain operating profits, which would adversely affect our business.   We cannot assure you that we will be profitable on a quarterly or annual basis in the future.

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

Our customers generally use the semiconductors produced in our fab in a wide variety of applications. We derive a significant percentage of our operating revenues from customers who use our manufacturing services to make semiconductors for communication devices, consumer electronics, PCs and other computers. Any significant decrease in the demand for communication devices, consumer electronics, PCs or other computers may decrease the demand for our services and products. In addition, if the average selling prices of communication devices, consumer electronics, PCs or other computers decline significantly, we will be pressured to further reduce our selling prices, which may reduce our revenues and, therefore, may reduce our margins significantly. As demonstrated by downturns in demand for high technology products in the past, market conditions can change rapidly, without apparent warning or advance notice. In such instances, our customers will experience inventory buildup and/or difficulties in selling their products and, in turn, will reduce or cancel orders for wafers from us. The timing, severity and recovery of these downturns cannot be predicted accurately or at all. When they occur, our business and profitability may suffer.

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

The cyclical nature of the semiconductor industry and any resulting periodic overcapacity may lead to erosion of sale prices and make our business and operating results particularly vulnerable to economic downturns, and overcapacity in the semiconductor industry may reduce our revenues, earnings and margins.

The semiconductor industry has historically been highly cyclical and subject to significant and often rapid increases and decreases in product demand. Traditionally, companies in the semiconductor industry have expanded aggressively during periods of decreased demand in order to have the capacity needed to meet expected demand in future upturns. If actual demand does not increase or declines, or if companies in the industry expand too aggressively, the industry will generally experience a period in which industry-wide capacity exceeds demand. This could result in overcapacity and excess inventories, leading to rapid erosion of average sale prices. The prices that we can charge our customers for our services are significantly related to the overall worldwide supply of integrated circuits and semiconductor products. The overall supply of semiconductor products is based in part on the capacity of other companies, which is outside of our control. In periods of overcapacity, if we are unable to offset the adverse effects of overcapacity through, among other things, our technology and specialty products, we may have to lower the prices we charge our customers for our services and/or we may have to operate at significantly less than full capacity. Such actions could reduce our margin and weaken our financial condition and results of operations. We cannot give an assurance that an increase in the demand for foundry services in the future will not lead to under-capacity in the near future, which could materially adversely affect our revenues, earnings and margins. We expect these patterns to repeat in the future. The overcapacity and downward price pressure characteristic of a prolonged downturn in the semiconductor market, such as we experienced several times in the past, may not allow us to operate at a profit, and may seriously harm our financial results and business if we cannot take appropriate or effective actions in a timely manner, such as reducing our costs to sufficiently offset declines in demand for our services.

If we do not maintain our current customers and attract additional customers, our business may be adversely affected.

Loss or cancellation of business from, or decreases in the sales volume or sales prices to, our significant customers, or our failure to replace them with other customers, could seriously harm our financial results, revenue and business. Because the sales cycle for our services typically exceeds one year, if our customers order significantly fewer wafers than forecasted, we will have excess capacity that we may not be able to fill within a short period of time, resulting in lower utilization of our facilities. We may have to reduce prices in order to try to sell more wafers in order to utilize the excess capacity. In addition to the revenue loss that could result from unused capacity or lower sales prices, we might have difficulty adjusting our costs to reflect the lower revenue in a timely manner, which could harm our financial results.

We are substantially dependent upon our relationships with certain customers, and the termination or non-renewal of our agreements or other arrangements with these customers may materially and negatively impact our financial position and financial results.

Collectively, our top two customers accounted for 25% of our revenues in 2012. We expect to continue to receive a significant portion of our revenue from a limited number of customers for the foreseeable future.  The loss of any one of these customers, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective relationships with us, or if we are not able to renew on commercially reasonable terms any of their respective arrangements with us, may materially and negatively impact our overall business and our consolidated financial position and financial results.

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

Furthermore, integrated device manufacturers continue to design and manufacture integrated circuits in their own fabrication facilities. There is a possibility that in certain periods or under certain circumstances such as low demand, they will choose to manufacture their products in their facilities instead of manufacturing products at external foundries.   If our customers will choose to manufacture internally rather than manufacture at our facilities, our business may be negatively impacted.

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

Although we have been enhancing our manufacturing capabilities and efficiency, from time to time we have experienced production difficulties that have caused delivery delays and quality control problems, as is common in the semiconductor industry. In the past we have encountered the following problems:

•	difficulties in upgrading or expanding existing facilities;

•	unexpected breakdowns in our manufacturing equipment and/or related facility systems;

•	changing or upgrading our process technologies;

•	raw materials shortages and impurities; and

•	delays in delivery and shortages of spare parts and in maintenance of our equipment.

Should these problems repeat, we may suffer delays in delivery and/or loss of reputation, business and revenues. Any of these problems could seriously harm our operating results, financial condition and ability to maintain our operations.

If we are unable to purchase equipment and raw materials, we may not be able to manufacture our products in a timely fashion, which may result in a loss of existing and potential new customers.

To increase the production capability of our facility and to maintain the quality of production in our facility, we must procure additional equipment. In periods of high market demand, the lead times from order to delivery of manufacturing equipment could be as long as 12 to 18 months. In addition, our manufacturing processes use many raw materials, including silicon wafers, chemicals, gases and various metals, and require large amounts of fresh water and electricity. Manufacturing equipment and raw materials generally are available from several suppliers. In several instances, however, we purchase equipment and raw materials from a single source. Shortages in supplies of manufacturing equipment and raw materials could occur due to an interruption of supply or increased industry demand. Any such shortages could result in production delays that could result in a loss of existing and potential new customers.  This may have a material adverse effect on our business and financial condition.

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

As of December 31, 2012, we had 142 patents in force in the United States and 26 patents in force in foreign countries. We also had 15 pending patent applications in the United States, no pending patent applications in foreign countries and no patent pending applications under the Patent Cooperation Treaty.  We intend to continue to file patent applications when appropriate. The process of seeking patent protection may take a long time and be expensive. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services and products will protect our intellectual property rights to the same extent as the United States. Further, we cannot assure you that we will at all times enforce our patents or other intellectual property rights or that courts will uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology, which could reduce our opportunities to generate revenues.

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

We use highly flammable materials such as silane and hydrogen in our manufacturing processes and are therefore subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. Although we maintain insurance policies to reduce potential losses that may be caused by fire, including business interruption insurance, our insurance coverage may not be sufficient to cover all of our potential losses due to a fire. If our fab were to be damaged or cease operations as a result of a fire, and if our insurance proves to be inadequate, it may reduce our manufacturing capacity and revenues. In addition, a power outage, even of very limited duration, caused by a fire may result in a loss of wafers in production, deterioration in our fab yield and substantial downtime to reset equipment before resuming production.

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

The global economic downturn that commenced in 2008 and its effect on the semiconductor industry resulted in global decreased demand, downward price pressure, excess inventory and unutilized capacity worldwide which, in turn,  impacted consumer and customer demand for our products and our customers’ products, as well as our commercial relationships with our customers, suppliers, and creditors, including our lenders. In the second half of 2009 and in 2010 we experienced business, financial and economic improvement, as was reflected by the improvement in the Company’s revenue, gross profit, operating profit, net profit/loss and cash flow from operating activities as compared to the period prior to mid 2009. However, following the recent economic slowdown in Europe and worldwide and following the conditions in the financial markets, the semiconductor industry experienced weakening customer demand and reduced rate of growth and we saw softening demand in 2011 that resulted in a decline in these same measures in 2011 compared to 2010, and continued softening demand in 2012 that resulted in a decline in these same measures in 2012 compared to 2011. Market analysts are cautious regarding global economic conditions forecasted for the coming few years  and there can be no assurance that another downturn in the semiconductor industry and/or in the global economy will not occur.

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

Failure to comply with existing or future governmental regulations by us, our manufacturing suppliers or our customers could reduce our sales or require design modifications.

The semiconductors we produce and the export of technologies used in our manufacturing processes may be subject to U.S. export control and other regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business by reducing our sales, requiring modifications to our processes that we license to our foreign manufacturing suppliers, or requiring too extensive modifications to our customers’ products. Neither we nor our customers may export products using or incorporating controlled technology without obtaining an export license. In addition, when we face excess demand, it may be dependent on our manufacturing suppliers in China for a significant portion of our planned manufacturing capacity, and export licenses may be required in order for Jazz to transfer technology related to our manufacturing processes to our foreign manufacturing suppliers. These restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than we or our customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised from time to time. Governmental restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than us or our customers.

We could also be adversely impacted by continued instability or negative impact on economic growth resulting from the possibility that U.S. lawmakers may fail to pass legislation to avoid mandatory government spending restrictions and/or raise the federal debt ceiling.

A significant portion of our workforce is unionized, and our operations may be adversely affected by work stoppages, strikes or other collective actions which may disrupt our production and adversely affect the yield of our fab.

A significant portion of our employees at our Newport Beach, California fab are represented by a union and covered by a collective bargaining agreement that is scheduled to expire in 2015.  We cannot predict the effect that continued union representation or future organizational activities will have on our business. We cannot assure you that we will not experience a material work stoppage, strike or other collective action in the future, which may disrupt our production and adversely affect our customer relations and operational results.

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

Our Newport Beach, California fab is located in southern California, a region known for seismic activity.  Due to the complex and delicate nature of our manufacturing processes, our facilities are particularly sensitive to the effects of vibrations associated with even minor earthquakes. Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. We cannot be certain that precautions we have taken to seismically upgrade our fab will be adequate to protect our facilities in the event of a major earthquake, and any resulting damage could seriously disrupt our production and result in reduced revenues. In addition, we have no insurance coverage which may compensate us for losses that may be incurred as a result of earthquakes, and any such losses or damages incurred by us may have a material adverse effect on our business.

Climate change may negatively affect our business.

There is increasing concern that climate change is occurring and may have dramatic effects on human activity without aggressive remediation steps. Public expectations for reductions in greenhouse gas emissions may result in increased energy, transportation and raw material costs.

Scientific examination of, political attention to and rules and regulations on issues surrounding the existence and extent of climate change may result in increased production costs due to increase in the prices of energy and introduction of energy or carbon tax. A variety of regulatory developments have been introduced that focus on restricting or managing emissions of carbon dioxide, methane and other greenhouse gases. Enterprises may need to purchase new equipment at higher costs or raw materials with lower carbon footprints. These developments and further legislation that is likely to be enacted may adversely affect our operations. Changes in environmental regulations, such as those on the use of per fluorinated compounds, may increase our production costs, which may adversely affect our results of operation and financial condition.

In addition, more frequent droughts and floods, extreme weather conditions and rising sea levels may occur due to climate change. For example, transportation suspension caused by extreme weather conditions may harm the distribution of our products. We cannot predict the economic impact, if any, of disasters or climate change.

Compliance with the US Conflict Minerals Law may affect our ability or the ability of our suppliers to purchase raw materials at an effective cost.

Many industries rely on materials which are subject to regulation concerning certain minerals sourced from the Democratic Republic of Congo or adjoining countries, which include Sudan, Uganda, Rwanda, Burundi, United Republic of Tanzania, Zambia, Angola, Congo, and Central African Republic. These minerals are commonly referred to as conflict minerals. Conflict minerals which may be used in our industry or by our suppliers include Columbite-tantalite (derivative of tantalum [Ta]), Cassiterite (derivative of tin [Sn]), gold [Au], Wolframite (derivative of tungsten [W]), and Cobalt [Co]. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies that use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Although we expect that we and our vendors will be able to comply with the requirements, there can be no guarantee that we will be able to gather all the information required from our vendors. In addition, there is increasing public sentiment that companies should avoid using conflict materials from the DRC and adjoining countries. Although we believe our suppliers do not rely on such conflict materials, there can be no guarantee that we will continue to be able to obtain adequate supplies of materials needed in our production from supply chains outside the DRC and adjoining countries. A failure to obtain necessary information or to maintain adequate supplies of materials from supply chains outside the DRC and adjoining countries may delay our production, increasing the risk of losing customers and business.

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

Risks relating to construction activities.

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

Risks relating to vacating headquarters building and relocating personnel and operations into the fabrication facility

 Under our amended leases with Uptown, the landlord has notified us that it is exercising its right to  terminate the lease for the Company’s headquarters building, but not the Company’s fabrication facility, effective January 1, 2014.  Although we do not anticipate a material adverse impact to our operations as a result of this move, it is possible that the process of relocating personnel as well as associated telephone and data lines and computer equipment could result in some temporary disruptions to our normal business operations, which could adversely affect our business and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Jazz’s headquarters and manufacturing facilities are located in Newport Beach, California. Jazz leases the use of these facilities from Uptown Newport LP under non-cancellable operating leases that expire March 12, 2017, and Jazz has the option to extend each lease for two consecutive five-year periods after March 12, 2017. Under a lease amendment, Uptown may terminate the lease for the Company’s headquarters building, but not the Company’s fabrication facility, no earlier than January 2014.  The landlord has notified us that it is electing to terminate the lease for the Company’s headquarters building effective January 1, 2014. The Company intends to relocate the personnel and associated telephone and data lines and computer equipment currently occupied in the headquarters building into the fabrication facility.

The following table provides certain information as to Jazz’s principal general offices, manufacturing and warehouse facilities:

Property Location	Use	Floor Space
Newport Beach, California	Headquarters office	68,227 square feet
Newport Beach, California	Manufacturing facility	320,510 square feet

Jazz expects these offices and warehouse facilities to be adequate for its business purposes through 2013 and expects additional space to be available to use on commercially reasonable terms as needed.

Item 3. Legal Proceedings

In connection with the Company's aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower are working with DSS to develop an appropriate structure to mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto. In order to safeguard classified information, it is expected that the DSS will require adoption of an SSA. The SSA may include certain security related restrictions, including restrictions on the composition of the board of directors, the separation of certain employees and operations, as well as restrictions on disclosure of classified information to Tower. The provisions contained in the SSA may also limit the synergies and other benefits realized from the Merger. There is no assurance when, if at all, an SSA will be reached.

Item 4. Mine Safety Disclosures

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

Item 6. Selected Financial Data

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

JAZZ TECHNOLOGIES, INC.

The following discussion and analysis of the financial condition and results of operations of Jazz Technologies, Inc. for the years ended December 31, 2012 and December 31, 2011, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K, including the information in the section entitled “Risk Factors” of this report.

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

Results of Operations

For the year ended December 31, 2012 we had net loss of $7.3 million and for the year ended December 31, 2011, we had net income of $4.4 million.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Year Ended
	December 31, 2012	December 31, 2011
Net revenues	100%	100%
Cost of revenues	81.8	77.4
Gross profit	18.2	22.6
Operating expenses:
Research and development	7.9	7.1
Selling, general and administrative	8.6	9.5
Total operating expenses	16.5	16.6
Operating income	1.8	6.0
Financing expense, net	(8.2)	(9.7)
Other income, net	0.1	8.1
Income tax benefit (expense)	1.9	(1.8)
Net income (loss)	(4.5)%	2.6%

Comparison of Years Ended December 31, 2012 and December 31, 2011

Revenues

Our net revenues for the year ended December 31, 2012 amounted to $164.4 million as compared to $168.5 million for the year ended December 31, 2011. The  revenue decrease is mainly attributable to 14% lower average selling price for our products offset by a 6% increase in quantities sold during the year ended December 31, 2012 and by higher design services and other specialized services we provide our customers.

Cost of Revenues

Our cost of revenues amounted to $130.4 million for the year ended December 31, 2011 comparing to $134.4 million for the year ended 2012. There was an increase in cost of revenues despite the revenue decrease  since, as described above, the operations activity during 2012 was higher than last year in order to enable the 6% higher products shipments than in the comparable period.

Gross Profit

Gross profit decreased to $30.0 million in the year ended December 31, 2012 as compared to $38.2 million in the year ended 2012. Such reduction is mainly attributed to the decrease in average wafer prices described above.

Operating Expenses

Operating expenses for the year ended December 31, 2012 amounted to $27.1 million, a slight decrease as compared to $28.0 million in the year ended December 31, 2011.

Financing expense, net

Financing expense, net for the year ended December 31, 2012 amounted to $13.4 million, as compared to $16.4 million for the year ended December 31, 2011. Financing expense net, mainly relate to our notes. Financing expense, net for the year ended December 31, 2011 include higher interest expenses relating mainly to the Old notes that were redeemed in the fourth quarter of 2011, as detailed in Note 5 to our financial reports included in this report.

Other Income, net

Other income, net for the year ended December 31, 2011 includes mainly gain from the sale of the investment in Hua Hong Semiconductor Ltd. (“HHSL”).

Income Tax Benefit (Expense)

Income tax benefit amounted to $3.1 million in the year ended December 31, 2012, as compared to income tax expense of $3.1 million in the year ended December 31, 2011. The decrease in income tax expenses is due to the decrease in the profit before tax. See also Note 6 to our financial reports included in this report.

Net Income (Loss)

Net Loss for the year ended December 31, 2012 was $7.3 million as compared to $4.4 million net income for the year ended December 31, 2011. Such decrease in net income is a result of  effect of the average selling price decrease and the one time gain in the year ended December 31, 2011 from the sale of the investment of HHSL, offset partially lower financing expenses and tax benefits, as detailed above.

Changes in Financial Condition

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $43.3 million compared to $19.5 million as of December 31, 2011. We had borrowings of $19.1 million under our line of credit with Wells Fargo out of a total availability of $27 million under this credit line. During the year ended December 31, 2012 we generated an amount of $27.2 million from operating activities and received $3.8 million proceeds, net from bank loans and invested in capital investments, net an amount of approximately $7.2 million.

As of December 31, 2012 our indebtedness are approximately $112.7 million, comprised of approximately $93.6 million principle value of the non-convertible notes due June 2015 and $19.1 million borrowing under the Wells Fargo line of credit due September 2014. We will need a significant amount of cash, to satisfy our long-term indebtedness and meet our other cash needs, which may not be available to us. Our ability to make payments on, or repay or refinance, our indebtedness and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance and our ability to drawdown additional funds, if required, from Wells Fargo Our future operating performance, to a certain extent, is subject to general economic conditions, financial market, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our indebtedness or to fund our other liquidity needs.  In order to finance our short and long-term debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets; issuance of new securities; intellectual property licensing; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring or recycling of existing debt into new dent or other vehicles, which could be done in a similar structure as has been done in July 2010 bonds exchange transaction.  The Wells Fargo line of credit imposes certain limitations on our ability to  repay the notes and/or to incur additional indebtedness without Wells Fargo’s consent. If we default on payment of the notes at maturity, ,  such default would trigger a cross default under the Wells Fargo line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wells Fargo credit line. There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our indebtedness. A default by us on any of our indebtedness could have a material adverse effect on our operations and the interests of our creditors, and may affect our ability to fulfill our debt obligations and other liabilities.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risk from changes in interest rates, certain foreign currency exchange rate fluctuations, and certain commodity prices. Our exposure to market risk results primarily from fluctuations in interest rates that affect our variable-rate borrowings. Our sales and expenses are primarily denominated in U.S. dollars, and our exposure to foreign currency rate fluctuations is not significant to our financial condition and results of operations. We have not used derivative financial instruments to manage foreign currency exchange risk exposure or interest rate exposure.

We estimate that a 1.0% increase in interest rates would have an insignificant impact on our financial statements due to the structure of our investment portfolio.

As of December 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8. Financial Statements and supplementary data

INDEX

JAZZ TECHNOLOGIES, INC.

To the Board of Directors and Shareholder of
Jazz Technologies, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Jazz Technologies, Inc. and subsidiaries, (the "Company) (a wholly owned subsidiary of Tower Semiconductor Ltd.) as of December 31,2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement .The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jazz Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor Zohar & Co.
Certified public accountants
A Member Firm of Deloitte Touche Tohmatsu
Tel Aviv, Israel
February 21,2013

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$43,306	$19,471
Receivables:
Trade receivables, net of allowance for doubtful accounts of $67 and $1,020 at December 31, 2012 and December 31, 2011, respectively	20,056	17,032
Other receivables	1,727	4,485
Inventories	24,020	25,376
Deferred tax asset	4,606	4,357
Other current assets	2,896	4,147
Total current assets	96,611	74,868
Property, plant and equipment, net	91,464	101,537
Intangible assets, net	39,126	43,760
Goodwill	7,000	7,000
Other assets – related parties	4,055	15,185
Other assets – others	1,903	2,350
Total assets	$240,159	$244,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt	$19,100	$5,300
Accounts payable	13,876	12,050
Due to related parties	54	2,049
Accrued compensation and benefits	6,325	5,328
Deferred revenues	573	2,597
Other current liabilities	6,816	8,191
Total current liabilities	46,744	35,515
Long term liabilities:
Long-term debt from banks	--	10,000
Notes	74,584	69,061
Deferred tax liability	6,488	5,722
Employee related liabilities	7,592	12,227
Other long-term liabilities	12,602	15,699
Total liabilities	148,010	148,224
Stockholder’s equity:
Additional paid-in capital	63,576	63,576
Cumulative stock based compensation	2,093	1,539
Accumulated other comprehensive earnings (loss)	1,007	(1,433)
Retained earnings	25,473	32,794
Total stockholders' equity	92,149	96,476
Total liabilities and stockholders’ equity	$240,159	$244,700

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Operations
(in thousands)

	Year ended December 31,
	2012	2011	2010
Revenues	$164,395	$168,511	$230,784
Cost of revenues	134,393	130,352	141,001
Gross profit	30,002	38,159	89,783
Operating expenses:
Research and development	12,930	11,936	12,942
Selling, general and administrative	14,166	16,026	17,558
Total operating expenses	27,096	27,962	30,500
Operating profit	2,906	10,197	59,283
Financing expense, net	(13,438)	(16,380)	(18,766)
Other income, net	159	13,708	14
Profit (loss) before income taxes	(10,373)	7,525	40,531
Income tax benefit (expense)	3,052	(3,125)	(12,830)
Net income (loss)	$(7,321)	$4,400	$27,701

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$(7,321)	$4,400	$27,701
Change in employees plan assets and benefit obligations , net of taxes $1,591, $174 and $301 for the years ended December 31, 2012, 2011 and 2010, respectively	2,440	518	(585)
Foreign currency translation adjustment	--	(48)	26
Comprehensive income (loss)	$(4,881)	$4,870	$27,142

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Stockholder’s Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
Balance at December 31, 2009	100	$--	$50,497	$(1,344)	$693	$49,846
Stock compensation expense	--	--	460	--	--	460
Tax benefit relating to stock based compensation	--	--	214	--	--	214
Warrant contributed by Tower	--	--	13,247	--	--	13,247
Comprehensive loss:
Other comprehensive loss	--	--	--	(559)	--	(559)
Net profit	--	--	--	--	27,701	27,701
Total comprehensive income	--	--	--	--	--	27,142
Balance at December 31, 2010	100	$--	$64,418	$(1,903)	$28,394	$90,909
Stock compensation expense	--	--	652	--	--	652
Tax benefit relating to stock based compensation	--	--	45	--	--	45
Comprehensive loss:
Other comprehensive loss	--	--	--	470	--	470
Net profit	--	--	--	--	4,400	4,400
Total comprehensive income	--	--	--	--	--	4,870
Balance at December 31, 2011	100	$--	$65,115	$(1,433)	$32,794	$96,476
Stock compensation expense	--	--	554	--	--	554
Other comprehensive loss	--	--	--	2,440	--	2,440
Net Loss	--	--	--	--	(7,321)	(7,321)
Balance at December 31, 2012	100	$--	$65,669	$1,007	$25,473	$92,149

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$(7,321)	$4,400	$27,701
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from notes exchange, net		--	2,350
Depreciation and amortization of intangible assets	35,883	33,247	32,387
Notes accretion and amortization of deferred financing costs	5,865	6,992	5,878
Stock based compensation expense	554	652	460
Other income, net	(159)	(13,708)	(14)
Changes in operating assets and liabilities:
Trade receivables	(3,596)	13,545	(6,023)
Inventories	1,356	(6,280)	(7,268)
Other assets	1,251	(379)	(450)
Accounts payable	1,947	(6,440)	(4,310)
Due to related parties, net	(1,668)	(2,748)	(2,301)
Accrued compensation and benefits	911	(285)	(185)
Deferred revenue	(2,024)	763	(672)
Other current liabilities	(1,375)	(4,553)	6,264
Deferred tax liability, net	(1,074)	(3,783)	1,130
Employee related liabilities and long-term liabilities	(3,367)	9,996	5,436
Net cash provided by operating activities	27,183	31,419	60,383
Investing activities:
Purchases of property and equipment	(21,178)	(28,011)	(54,429)
Investments in intangible assets and other assets	--	--	(1,171)
Proceeds related to property and equipment	14,030	6,115	600
Proceeds from investment realization	--	31,400	--
Net cash provided by (used in) investing activities	(7,148)	9,504	(55,000)
Financing activities:
Debt repayment	--	(43,735)	--
Short-term debt from bank	3,800	(6,700)	(5,000)
Net cash used in financing activities	3,800	(50,435)	(5,000)
Effect of foreign exchange rate change	--	(48)	26
Net increase (decrease) in cash and cash equivalents	23,835	(9,560)	409
Cash and cash equivalents at beginning of the period	19,471	29,031	28,622
Cash and cash equivalents at end of the period	$43,306	$19,471	$29,031

Non-cash activities:

	Year ended December 31,
	2012	2011	2010
Warrant contributed by Tower, see Note 5	$--	$--	$13,247
Investments in property, plant and equipment	$4,049	$3,443	$3,382

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2012	2011	2010
Cash paid during the period for interest	$7,734	$11,965	$5,926
Cash paid during the period for income taxes	$852	$(97)	$3,746

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

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. They contain all accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2012 and December 31, 2011, and the consolidated results of its operations and cash flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified in order to conform to the 2012 presentation.

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

Revenue Recognition

The Company’s net revenues are generated principally from sales of semiconductor wafers. The Company also derives revenues from engineering and design support and other technical and support services. The majority of the Company’s sales are achieved through the efforts of its direct sales force.

In accordance with ASC Topic 605 “Revenue Recognition”, the Company recognizes revenues from sale of products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable; and (iv)  collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. Revenues are recognized when the acceptance criteria are satisfied, based on performing electronic, functional and quality tests on the products prior to shipment. Such Company testing reliably demonstrates that the products meet all of the specified criteria prior to formal customer acceptance .

The Company provides for sales returns and allowances relating to specified yield or quality commitments as a reduction of revenues at the time of shipment based on historical experience and specific identification of events necessitating an allowance.

Revenues for engineering, design and other support services are recognized ratably over the contract term or as services are performed.

Advances received from customers towards future engineering services and/or  product purchases are deferred until services are rendered or products are shipped to the customer.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined for raw materials and supplies mainly on the basis of the weighted average moving price per unit. Cost is determined for work in process and finished goods on the basis of actual production costs.

Property, Plant and Equipment

Property and equipment are presented at cost, including capitalizable costs. Capitalizable costs include only costs that are identifiable with, and related to, the property and equipment and are incurred prior to its initial operation

 Maintenance and repairs are charged to expense as incurred.

Cost is presented net of accumulated depreciation and amortization. Depreciation is calculated based on the straight-line method over the estimated economic lives commonly used in the industry of the assets or terms of the related leases, and range from 3 to 14 years. Leasehold improvements are amortized over the life of the asset or initial term of the lease, whichever is shorter. For impairment of assets tests see below.

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

During 2011, the Company sold its 10% holdings in “HHSL”, in an HHSL buyback transaction for gross amount of approximately $32 million in cash, before tax and other payments and recorded a gross gain of approximately $15 million from this transaction which is included in the Statements of Operations in Other Income, Net for the year ended December 31, 2011.

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

Impairment of Goodwill

Goodwill is subject to an impairment test on an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the unit, to which the goodwill is ascribed, as against the underlying carrying value of its net assets, including goodwill. If the carrying amount of the unit exceeds its fair value, the implied fair value of the Company’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any.

The Company conducted an impairment analysis as of December 31, 2012. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended December 31, 2012.

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

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more-likely-than-not sustainable, based solely on their technical merits, upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, represent our unrecognized income tax benefits, which are recorded as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

Stock Based Compensation

The Company applies the provisions of ASC 718 Compensation-Stock Compensation, under which employee share-based equity awards are accounted for under the fair value method. Accordingly, stock-based compensation to employees and directors is measured at the grant date, based on the fair value of the award. The Company estimates stock price volatility based on historical volatility of Tower’s stock price. The Company uses the straight-line attribution method to recognize stock-based compensation costs over the vesting period of the award.

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Expected life in years	4.75 years	4.75 years	4.7 years
Expected annual volatility	52.81%-55.04%	50.84%-54.45%	50.97%-53.37%
Risk-free interest rate	0.65%-1.03%	0.94%-2.3%	1.14%-2.61%
Dividend yield	0.00%	0.00%	0.00%

Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company generally does not require collateral for insurance of receivables. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection. The Company performs ongoing credit evaluations of its customers.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 31, 2012 and December 31, 2011 consists of:

	December 31, 2012	December 31, 2011
Customer 1	24%	19%

Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Customer A	17%	17%	15%
Customer B	*	10	24
Customer C	*	*	10

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

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Raw material	$4,144	$3,856
Work in process	9,366	9,359
Finished goods	10,510	12,161
	$24,020	$25,376

Property, plant and equipment

Property, plant and equipment consist of the following at December 31, 2012 and December 31, 2011 (in thousands):

	Useful life (In years)	December 31, 2012	December 31, 2011
Building (including facility infrastructure)	10-14	$25,237	$24,305
Machinery and equipment	3-7	176,294	150,398
		201,531	174,703
Accumulated depreciation		(110,067)	(73,166)
		$91,464	$101,537

Intangible Assets

Intangible assets consist of the following at December 31, 2012 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,400	$900
Patents and other core technology rights	9	15,100	7,192	7,908
In process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	743	1,857
Trade name	9	5,200	2,477	2,723
Facilities lease	1,19	33,500	7,762	25,738
Total identifiable intangible assets		$60,500	$21,374	$39,126

Intangible assets consist of the following at December 31, 2011 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,006	$1,294
Patents and other core technology rights	9	15,100	5,514	9,586
In process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	570	2,030
Trade name	9	5,200	1,899	3,301
Facilities lease	19	33,500	5,951	27,549
Total identifiable intangible assets		$60,500	$16,740	$43,760

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

Borrowing availability under the Loan Agreement as of December 31, 2012 was $27 million, of which an amount of approximately $19 million was drawdown and $1.3 million of the facility was supporting outstanding letters of credits on that date. As of December 31, 2012, the Company was in compliance with all the covenants under this facility.

Note 5:   Notes

Notes Issued in 2006

In 2006, the Company completed private placements of convertible notes. The convertible notes bore interest at a rate of 8% per annum payable semi-annually and were scheduled to mature in December, 2011 (“Old Notes”). In October 2011, the Company completed a voluntary transaction to redeem early the entire remaining outstanding amount of the Old Notes.

Notes Issued in 2010

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

In addition, the Participating Holders received approximately 25.3 million warrants  (“Warrants J”) with an exercise price of $1.70, exercisable until June 30, 2015 to 1/15 ordinary share of Tower.

Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of December 31, 2012 and 2011, approximately $93.6 million in principal amount of New Notes is outstanding.

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

The fair value of the warrants was calculated based on the Black-Scholes formula. This fair value was also confirmed by independent calculation made by the investors as evidenced by the contract.  The following assumptions were used in the fair value calculation: risk–free rate based on US Treasury bills of 1.79% per annum, term of the warrants of five years, Tower’s market share price immediately prior to closing date, the exercise price of the warrants  and the volatility of Tower ordinary shares of approximately 50%

In that regards, the Company accounted for the warrants to shares of Tower, as capital contribution of Tower to the Company. The fair value of the Warrants was recorded in equity and the corresponding entry was part of the overall expense in debt exchange described above.

For disclosure purpose, the New Notes fair value of $83 million is determined by taking in consideration (i) the market approach, using the last quotations of the notes and (ii) the income approach utilizing the present value method at discount rate with credit worthiness appropriate for the Company.

The following table presents the associated interest cost related to the Old Notes and New Notes for the periods presented which consists of both the contractual interest coupon and amortization of the discount on the liability component (in thousands):

	Year ended December 31, 2012 – New Notes	Year ended December 31, 2011 – Old Notes and New Notes	Year ended December 31, 2010 – Old Notes and New Notes
Contractual interest recognized	$7,572	$10,097	$10,319
Discount amortization	5,705	6,802	5,768
Effective interest rate – Old Notes	--	14%	14%
Effective interest rate – New Notes	19%	19%	19%

Note 6:   Income Taxes

The Company’s effective tax rate differs from the statutory rate as follows (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Tax provision (benefit) computed at the federal statutory rate	$(3,630)	$2,634	$14,182
State tax, net of federal provision (benefit)	100	96	(302)
Research Credits	--	(201)	--
Domestic Production Activities Deduction	--	--	(1,136)
Unrecognized tax benefits	248	447	--
Permanent items & others	230	149	86
Income tax provision (benefit)	$(3,052)	$3,125	$12,830

The Company’s tax provision is as follows (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Current tax expense:
Federal	$(1,948)	$6,687	$11,141
State	(51)	95	31
Foreign	21	59	16
Total current	(1,978)	6,841	11,188
Deferred tax expense:
Federal	(1,074)	(3,716)	1,828
State	--	--	(186)
Total deferred	(1,074)	(3,716)	1,642
Income tax provision (benefit)	$(3,052)	$3,125	$12,830

The Company’s effective tax rate for the year ended December 31, 2012 is lower than the statutory rate primarily due to interest expense on unrecognized tax benefits.

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

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets– current:
Net operating loss carryforwards	$758	$758
Employees benefits and compensation	1,566	1,772
Accruals, reserves and others	2,449	2,093
Total deferred tax assets	4,773	4,623
Valuation allowance	(167)	(266)
Total current deferred tax benefit	$4,606	$4,357
Net deferred tax liability- long-term:
Deferred tax assets
Net operating loss carry forward	$11,871	$10,904
Employees benefits and compensation	3,413	5,180
Other	104	621
	15,388	16,705
Valuation allowance	(6,178)	(3,564)
	9,210	13,141
Deferred tax liability - property, plant and equipment	$(2,504)	$(3,663)
Intangible assets	(11,063)	(13,063)
Other	(927)	(927)
Debt discount	(1,203)	(1,209)
Total deferred tax liabilities	(6,487)	(5,721)
Net deferred taxes	$(1,881)	$(1,364)

The future utilization of the Company’s net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred. Additional limitations could apply if ownership changes occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s Merger with Tower. The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $2.1 million for the use in its tax return. Accordingly the Company had at December 31, 2012 federal net operating loss carry forwards of approximately $36.8 million that will begin to expire in 2021 unless previously utilized.

At December 31, 2012, the Company had state net operating loss carry forwards of approximately $128.2 million. The state tax loss carry forwards will begin to expire in 2014, unless previously utilized.

At December 31, 2012, the Company had combined federal and state alternative minimum tax credits of $0.1 million. The alternative minimum tax credits do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2012	$23,965
Reductions for tax positions of prior year	(275)
Settlements	(3,969)
Balance at December 31, 2012	$19,721

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2011	$14,908
Additions for tax positions of current year	50
Additions for tax positions of prior year	9,730
Reductions for tax positions of prior year	(723)
Balance at December 31, 2011	$23,965

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2010	$10,929
Additions for tax positions of current year	4,937
Additions for tax positions of prior year	249
Reductions for tax positions of prior year	(1,207)
Balance at December 31, 2010	$14,908

The Company accounts for its uncertain tax provisions in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2012, the Company had unrecognized tax benefits of $19.7 million. The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is $19.1 million as of December 31, 2012.

During 2012, the Internal Revenue Service ("IRS") performed an audit of the Company's 2009 and 2010 federal income tax returns. The audit did not materially change the Company's consolidated statements of operations. The change in the company's balance sheet resulted primarily in a classification of a long term liability to a current liability, which was partially paid as of December 31, 2012.

During 2011, the Company completed an analysis on its ability to utilize net operating losses under Section 382 of the Internal Revenue Code. The conclusion reached in the analysis was based on authority that did not meet recognition threshold as provided for in ASC 740. This position relates to net operating losses that were incurred prior to September 19, 2008. The $9.7 million increase in the gross unrecognized tax benefit in the year ended December 31, 2011 has been recorded as a change to a prior year urnecognized tax benefit in the tabular rollforward above.

The Company does not anticipate a significant increase or decrease in its  unrecognized tax benefits within the twelve months of the reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2009; state and local income tax examinations before 2008; and foreign income tax examinations before 2009. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

The American Taxpayer Relief Act of 2012 (the “Act”) cleared the House of Representatives and the Senate on January 1, 2013, and was signed into law by President Obama on January 2, 2013.  Among other things, the Act extended the research tax credit retroactively to 2012 and prospectively through the end of 2013. The effects of the change in the tax law will be recognized in our first quarter of fiscal 2013, which is the quarter that the law was enacted. Had the Act been enacted as of December 31, 2012, the research tax credit would have increased our effective tax rate by approximately 1.4%.

Note 7:   Employee Benefit Plans

The following information provided recognizes the changes in 2012, 2011 and 2010 periodic expenses and benefit obligations due to the bargaining agreement effective December 19, 2009 entered into by the Company with its collective bargaining unit employees.

Postretirement Medical Plan

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net periodic benefit cost
Service cost	$146	$193	$177
Interest cost	399	573	512
Expected return on plan assets	--	--	--
Amortization of transition obligation/(asset)	--	--	--
Amortization of prior service costs	(244)	114	--
Amortization of net (gain) or loss	--	109	48
Total net periodic benefit cost	$301	$989	$737
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$(3,851)	$(990)	$376
Net (gain) or loss for the period	(1,355)	(1,752)	643
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	244	(114)	--
Amortization of net gain or (loss)	--	(109)	(48)
Total recognized in other comprehensive income	$(4,962)	$(2,965)	$971
Total recognized in net periodic benefit cost and other comprehensive income	$(4,661)	$(1,976)	$1,708
Weighted average assumptions used:
Discount rate	5.20%	5.90%	6.30%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for current year (Pre-65/Post-65)	8.25%/57.00%	10.00%/21.00%	10.00%
Ultimate rate (Pre-65/Post-65)	5.00%/5.00%	5.00%/5.00%	5.00%
Year the ultimate rate is reached (Pre-65/Post-65)	2021/2019	2021/2019	2017
Measurement date	December 31, 2012	December 31, 2011	December 31, 2010

Impact of one-percentage point change in assumed health care cost trend rates as of December 31, 2012:	Increase	Decrease
Effect on service cost and interest cost	$93	$(75)
Effect on postretirement benefit obligation	$200	$(158)

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Change in benefit obligation:
Benefit obligation at beginning of period	$7,749	$9,811	$8,232
Service cost	146	193	177
Interest cost	399	573	512
Benefits paid	(93)	(86)	(129)
Change in plan provisions	(3,851)	(990)	376
Actuarial loss (gain)	(1,355)	(1,752)	643
Benefit obligation end of period	$2,995	$7,749	$9,811
Change in plan assets:
Fair value of plan assets at beginning of period	$--	$--	$--
Actual return on plan assets	--	--	--
Employer contribution	93	86	129
Benefits paid	(93)	(86)	(129)
Fair value of plan assets at end of period	$--	$--	$--
Funded status	$(2,995)	$(7,749)	$(9,811)
Amounts recognized in statement of financial position:
Non-current assets	$--	$--	$--
Current liabilities	(132)	(137)	(200)
Non-current liabilities	(2,863)	(7,612)	(9,611)
Net amount recognized	$(2,995)	$(7,749)	$(9,811)
Weighted average assumptions used:
Discount rate	4.30%	5.20%	5.90%
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year (Pre 65/Post 65)	8.25%/35.00%	8.25%/57.0%	10.0%/21.0%
Ultimate rate (Pre 65/ Post 65)	5.00%/5.00%	5.00%/5.00%	5.00%/5.00%
Year the ultimate rate is reached (Pre 65/ Post 65)	2022/2022	2021/2019	2021/2019

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits ($)
2013	$132
2014	128
2015	106
2016	109
2017	128
2018-2022	$786

The Company adopted several changes to the postretirement medical plan in 2012 that cumulatively reduced obligations by approximately $3.9 million.  The changes in the plan will be implemented through 2015 and include the phase out of spousal coverage, introduction of an employer-paid cap, and acceleration of increases in retiree contribution rates.

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

The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net periodic benefit cost
Service cost	$--	$--	$106
Interest cost	761	736	729
Expected return on plan assets	(817)	(810)	(693)
Amortization of transition obligation/(asset)	--	--	--
Amortization of prior service costs	--	--	--
Amortization of net (gain) or loss	70	--	--
Total net periodic benefit cost	$14	$(74)	$142
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$--	$--	$--
Net (gain) or loss for the period	1,000	2,468	(85)
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	--	--	--
Amortization of net gain or (loss)	(70)	--	--
Total recognized in other comprehensive income	$930	$2,468	$(85)
Total recognized in net periodic benefit cost and other comprehensive income	$944	$2,394	$57
Weighted average assumptions used:
Discount rate	5.10%	5.70%	6.20%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year ending December 31, 2012:
Transition obligation (asset)	$--	$--	$--
Prior service cost	--	--	--
Net actuarial (gain) or loss	$97	$--	$--

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s pension plan are as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Change in benefit obligation:
Benefit obligation at beginning of period	$15,134	$13,105	$11,939
Service cost	--	--	106
Interest cost	761	736	729
Benefits paid	(293)	(273)	(265)
Change in plan provisions	--	--	--
Actuarial loss (gain)	1,670	1,566	596
Benefit obligation end of period	$17,272	$15,134	$13,105
Change in plan assets
Fair value of plan assets at beginning of period	$10,842	$10,742	$9,253
Actual return on plan assets	1,488	(92)	1,375
Employer contribution	506	465	379
Benefits paid	(293)	(273)	(265)
Fair value of plan assets at end of period	$12,543	$10,842	$10,742
Funded status	$(4,729)	$(4,292)	$(2,363)
Accumulated benefit obligation	$(17,272)	$(15,134)	$(13,105)
Amounts recognized in statement of financial position
Non-current assets	$--	$--	$--
Current liabilities	--	--	--
Non-current liabilities	(4,729)	(4,292)	(2,363)
Net amount recognized	$(4,729)	$(4,292)	$(2,363)
Weighted average assumptions used
Discount rate	4.30%	5.10%	5.70%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2013	$484
2014	567
2015	627
2016	683
2017	740
2018-2022	$4,480

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

The Company’s pension plan weighted average asset allocations at December 31, 2012 by asset category are as follows:

Asset Category:	December 31, 2012	Target allocation 2013
Equity securities	79%	65%-75%
Debt securities	21%	25%-35%
Real estate	0%	0%
Other	0%	0%
Total	100%	100%

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

Note 8:   Stockholders’ Equity

In August 2012, Tower completed a reverse split of its ordinary shares at a ratio of 1 for 15. Proportional adjustments were made to all of Tower’s outstanding convertible securities including Warrants J.

All numbers of shares and other convertible securities of Tower and Tower's share price in these financial statements reflect the effect of the reverse share split.

Common Stock

As of December 31, 2012 and December 31, 2011  the Company had 200 authorized shares.

The number of outstanding shares of the Company's common stock at December 31, 2012 was 100, all of which are owned by Tower.

Warrants

Pursuant to the Merger with Tower, all outstanding warrants to purchase the shares of the Company’s common stock, that were originally issued in 2006 and that were outstanding immediately prior to the effective date of the Merger were assumed by Tower and became exercisable for Tower ordinary shares. The warrants expired in March 2011.

Stock Options

Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective date of the Merger, whether vested or unvested, became exercisable or will become exercisable for Tower ordinary shares. The Company did not record any compensation expenses for modifications of these existing options pursuant to the Merger for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010 the Company recorded $ 942 and $24,838 of compensation expenses, respectively for modifications of these existing options pursuant to the Merger.

On September 19, 2008, Tower awarded non-statutory stock options to employees of the Company to purchase 57,000 Tower’s ordinary shares. The stock option grants vested on the second anniversary from the date of grant. The exercise price of the options awarded is $6.9 per share. The Company recorded $100,060 of compensation expense for the year ended December 31, 2010 relating to this issuance of Tower’s non-qualified stock options to the Company’s employees.

During 2009, Tower awarded 179,333 non-qualified stock options to Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $4.35.

During 2010, Tower awarded 26,300 non-qualified stock options to  Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $20.4.

During 2011, Tower awarded 100,667 non-qualified stock options to  Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $21.15.

During 2012, Tower awarded 5,001 non-qualified stock options to  Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $12.91.

The Company recorded $553 thousands, $652 thousands and $460 thousands of compensation expenses relating to options granted to employees, for the years ended December 31, 2012, 2011 and 2010, respectively. Stock-based compensation expense was recognized in the following line items in the statement of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Component of income (loss) before provision for income taxes:
Cost of revenue	$291	$346	$231
Research and development, net	126	153	109
Selling, general and administrative	136	153	120
Stock-based compensation expense	553	652	460
Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	(196)	(244)	(173)
Stock-based compensation, net of taxes	$357	$408	$287

The following table summarizes stock option award activity:

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2011	364	$15.55
Granted	5	12.91
Exercised	(1)	5.58
Cancelled or expired	(4)	17.00
Outstanding at December 31, 2012	364	15.51
Options exercisable at December 31, 2012	251	$13.07

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2010	299	$13.14
Granted	101	21.16
Exercised	(16)	7.03
Cancelled or expired	(20)	14.54
Outstanding at December 31, 2011	364	15.55
Options exercisable at December 31, 2011	185	$15.38
	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2009	397	$11.35
Granted	26	20.37
Exercised	(52)	7.75
Cancelled or expired	(72)	9.86
Outstanding at December 31, 2010	299	13.14
Options exercisable at December 31, 2010	142	$19.79

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2012 were as follows:

Options Outstanding:

Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
$4.35-13.2	167	$5.78	4.14
$21-28.2	197	$23.83	4.75
	364	$15.51	4.47

Options Exercisable:

Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
$4.35-13.2	161	$5.51	4.06
$21-28.2	90	$26.67	4.37
	251	$13.07	4.17

The following table summarizes key data points for exercised options (in thousands):

	Year Ended December 31,
	2012	2011	2010
The intrinsic value of options exercised	$5	$186	$751
Cash received from the exercise of stock options	4	113	405
The tax benefit realized from stock options exercised	2	63	257
The fair value of options exercised	$3	$54	$131

Note 9:   Related Party Transactions:

	December 31, 2012	December 31, 2011
Due from related party (included in the accompanying balance sheets)	$6,100	$20,560
Due to related parties (included in the accompanying balance sheets )	$54	$2,049

Related party balances are with Tower and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

Note 10:Segment and Geographic Information

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

Note 11:Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant under non-cancelable operating leases through March 2017. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2017 and the Company’s unilateral options to extend the terms of each of these leases for two consecutive five-year periods. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations. Under the lease amendments, the landlord may terminate the lease for the Company’s headquarters building, , no earlier than January 2014. Under the amended leases, the landlord has notified the Company in the end of 2012 that it is exercising its right to terminate the lease for the Company’s headquarters building, effective January 1, 2014.  The landlord does not have a corresponding right to terminate the lease for the Company’s fabrication facility.

Aggregate rental expense under operating leases, including amounts paid to Conexant and the current owner, was approximately $2.4 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum payments under non-cancelable building operating lease are as follows:

	Payment Obligations by Year (in thousands)
	2013	2014	2015	2016	Thereafter	Total
Operating leases	$2,237	$1,833	$1,833	$1,833	$357	$8,093

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

Indemnification

The Company has entered into contracts with customers in which the Company provides certain indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer’s use of the Company’s intellectual property. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and estimable.

Note 12: Valuation Account

Dollars in thousands		Additions
	Balance at the beginning of the period	Charged to costs and expenses	Deductions (A)	Balance at the end of the period
Allowance for doubtful accounts receivable:

Year ended December 31, 2012	$1,020	$17	$(970)	$67
Year ended December 31, 2011	$326	$1,017	$(323)	$1,020
Year ended December 31, 2010	$877	$293	$(844)	$326

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.  Based on its assessment using those criteria, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 14.  Principal Accounting Fees and Services

The following presents aggregate fees billed to us by Deloitte Touche Tohmatsu, our current principal accountants for the years ended December 31, 2012 and December 31, 2011. All of the fees described below were pre-approved by our audit committee.

Audit Fees. Audit fees billed by Brightman Almagor Zohar, a member of Deloitte Touche Tohmatsu were $ 287,500 for the year ended December 31, 2012 and $241,800 for the year ended December 31, 2011.

 Audit-Related Fees. For the years ended December 31, 2012 and December 31, 2011 audit-related fees billed were  $5,296 and nil respectively, in connection with Sarbanes Oxley compliance.

Tax Fees. Tax fees billed were $54,679 for the year ended December 31, 2012, and $47,000 for the year ended December 31, 2011.

All Other Fees. For the years ended December 31, 2012 and December 31, 2011 fees related to transfer pricing study were nil and  $26,465 respectively. There were no other fees billed for the years ended December 31, 2012 or 2011.

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

4.2
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

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.1	Financial information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL.

*	Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAZZ TECHNOLOGIES, INC.

By:	/s/ NABIL ALALI
Nabil Alali
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

Signatures	Title	Date

/s/ NABIL ALALI	Principal Executive Officer	March 29, 2013
Nabil Alali	(Principal Executive Officer)

/s/ SUSANNA H. BENNETT	Chief Financial Officer	March 29, 2013
Susanna H. Bennett	(Principal Financial and Accounting Officer)