Form 10-Q
period 2013-03-31
Jazz Technologies, Inc.
filed 2013-05-29
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

JAZZ TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Condensed Consolidated Balance Sheets
 (in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,299	$43,306
Receivables: Trade receivables, net of allowance for doubtful accounts of $0 and $67 at March 31, 2013 and December 31, 2012, respectively	24,451	20,056
Other receivables	3,585	1,727
Inventories	23,847	24,020
Deferred tax asset	4,606	4,606
Other current assets	1,249	2,896
Total current assets	103,037	96,611
Property, plant and equipment, net	86,530	91,464
Intangible assets, net	37,179	39,126
Goodwill	7,000	7,000
Other assets – related parties	3,476	4,055
Other assets – others	1,655	1,903
Total assets	$238,877	$240,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt	$19,100	$19,100
Accounts payable	15,884	16,113
Due to related parties	2,000	54
Accrued compensation and benefits	6,984	6,325
Deferred revenues	564	573
Other current liabilities	2,270	4,579
Total current liabilities	46,802	46,744
Long term liabilities:
Notes	76,101	74,584
Deferred tax liability	6,488	6,488
Employee related liabilities	7,802	7,592
Other long-term liabilities	12,309	12,602
Total liabilities	149,502	148,010
Stockholders’ equity:
Additional paid-in capital	63,576	63,576
Cumulative stock based compensation	2,180	2,093
Accumulated other comprehensive earning	567	1,007
Retained earnings	23,052	25,473
Total stockholders’ equity	89,375	92,149
Total liabilities and stockholders’ equity	$238,877	$240,159

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended
	March 31, 2013	March 31, 2012
Revenues	$36,774	$41,075
Cost of revenues	29,899	33,603
Gross profit	6,875	7,472
Operating expenses:
Research and development	2,879	3,213
Selling, general and administrative	2,736	4,241
Amortization related to a lease agreement early termination	1,866	--
Total operating expenses	7,481	7,454
Operating income (loss)	(606)	18
Financing expense, net	(3,485)	(3,095)
Net loss before income taxes	(4,091)	(3,077)
Income tax benefit	1,670	1,089
Net loss	$(2,421)	$(1,988)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended
	March 31, 2013	March 31, 2012
Net loss	$(2,421)	$(1,988)
Change in employees plan assets and benefit obligations	(440)	--
Comprehensive loss	$(2,861)	$(1,988)

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Operating activities:
Net loss	$(2,421)	$(1,988)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	10,891	8,084
Notes accretion and amortization of deferred financing costs	1,597	1,391
Stock based compensation expense	87	156
Changes in operating assets and liabilities:
Trade receivables	(974)	(1,856)
Inventories	173	1,441
Other receivables and assets	(2,142)	45
Accounts payable	1,281	2,517
Due to related parties, net	(628)	656
Accrued compensation and benefits	659	2,275
Deferred Revenue	(9)	(136)
Other current liabilities	(2,309)	(2,835)
Employee related liabilities and other long-term liabilities	62	204
Net cash provided by operating activities	6,267	9,954
Investing activities:
Purchases of property and equipment	(5,000)	(4,191)
Proceeds related to property and equipment	726	1,984
Net cash -used in investing activities	(4,274)	(2,207)
Financing activities:
Short-term debt from bank	--	2,200
Net cash provided by - financing activities	--	2,200
Net increase in cash and cash equivalents	1,993	9,947
Cash and cash equivalents at beginning of period	43,306	19,471
Cash and cash equivalents at end of period	$45,299	$29,418
Non cash activities:
Investments in property, plant and equipment	$1,517	$1,583
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,867	$3,809
Cash paid during the period for income taxes	$--	$80

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

Note 2:    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with SEC and U.S. generally accepted accounting principles (“US GAAP”) requirements and includes all adjustments of a normal recurring nature that are necessary to fairly present its condensed consolidated results of operations, financial position, and cash flows for all periods presented. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2013 and December 31, 2012, and the consolidated results of its operations and cash flows for the three months ended March 31, 2013 and March 31, 2012. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2013 presentation.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of March 31, 2013 and December 31, 2012 consists of:

	March 31, 2013	December 31, 2012
Customer 1	22%	24%
Customer 2	15	*

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended
	March 31, 2013	March 31, 2012
Customer A	21%	19%
Customer B	15	12
Customer C	10	*

* Indicates less than 10%

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

Initial Adoption of New Standards

On January 31, 2013, the FASB issued ASU 2013-01, which clarifies the scope of the offsetting disclosure requirements in ASU 2011-11. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU 2013-01 had no impact on our financial position or results of operations.

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI):• Changes in AOCI balances by component (e.g., unrealized gains or losses on available-for-sale securities or foreign-currency items). Both before-tax and net-of-tax presentations of the information are acceptable as long as an entity presents the income tax benefit or expense attributed to each component of OCI and reclassification adjustments in either the financial statements or the notes to the financial statements.

• Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

The ASU does not change the current U.S. GAAP requirements, for either public or nonpublic entities, for interim financial statement reporting of comprehensive income. That is, a total for comprehensive income must be reported in condensed interim financial statements in either (1) a single continuous statement or (2) two separate but consecutive statements. However, public entities would also need to include information about (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI in their interim reporting periods. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

Note 3:    Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Raw material	$4,142	$4,144
Work in process	12,192	9,366
Finished goods	7,513	10,510
	$23,847	$24,020

Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

	Useful life (in years)	March 31, 2013	December 31, 2012
Building improvements	10-12	$25,382	$25,237
Machinery and equipment	3-7	178,576	176,294
		203,958	201,531
Accumulated depreciation		(117,428)	(110,067)
		$86,530	$91,464

Intangible Assets

Intangible assets consist of the following at March 31, 2013 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$1,562	$1,738
Patents and other core technology rights	9	15,100	7,611	7,489
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	786	1,814
Trade name	9	5,200	2,621	2,579
Facilities lease	1,19	33,500	9,941	23,559
Total identifiable intangible assets		$61,500	$24,321	$37,179

Intangible assets consist of the following at December 31, 2012 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,400	$900
Patents and other core technology rights	9	15,100	7,192	7,908
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	743	1,857
Trade name	9	5,200	2,477	2,723
Facilities lease	1,19	33,500	7,762	25,738
Total identifiable intangible assets		$60,500	$21,374	$39,126

Note 4:   Credit Facility

Borrowing availability under the facility as of March 31, 2013, was $27.5 million. Outstanding borrowings were $19.1 million and $1.3 million of the facility supporting outstanding letters of credits on that date. As of March 31, 2013, the Company was in compliance with all the covenants under this facility.

Note 5:  Notes

In 2006, the Company privately placed convertible notes which bore interest at a rate of 8% per annum payable semi-annually, and were scheduled to mature in December, 2011 (“Old Notes”).  In October 2011, the Company completed a voluntary transaction to redeem early the entire remaining outstanding amount of the Old Notes.

On July 2010, the Company, together with its domestic subsidiaries and its parent, Tower, entered into an exchange agreement (the “Exchange Agreement”) with certain note holders (the “Participating Holders”) holding approximately $79.6 million principal amount of the Old Notes. In the exchange, the Participating Holders exchanged their Old Notes for newly-issued 8% non-convertible notes of the Company due June 2015 (the “New Notes”) at an exchange ratio of $1.175 face amount of New Notes for each $1 face amount of Old Notes.

In addition, the Participating Holders received approximately 25.3 million warrants (“Warrants J”) with an exercise price of $1.70, exercisable until June 30, 2015 for 1/15 ordinary share of Tower.

Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of March 31, 2013, approximately $93.6 million in principal amount of New Notes remained outstanding.

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

Note 6:   Income Taxes

 For the three months ended March 31, 2013, a year-to-date approach method was used to calculate the Company’s  interim tax expense as the annual effective rate can not yet be estimate for the year-to-date income tax expense. Under the year-to-date method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period.

Note 7:    Employee Benefit Plans

The pension and other post retirement benefit plans amount to $0.4 million income and $0.1 million expense for the three months ended March 31, 2013 and 2012, respectively.

 Note 8:   Employee Stock Option Expense

During the three months ended March 31, 2013, Tower awarded 1,000 non-qualified stock options (*) exercisable for Tower’s ordinary shares to the Company’s employees. The Company recorded $0.1 million and $0.2 million, respectively, of compensation expenses relating to options granted to employees for the three months ended March 31, 2013 and 2012.

(*) Reflects the effect of Tower’s reverse stock split done in August 2012.

 Note 9:  Related Party Transactions

Related Party Transactions consist of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Due from related parties (included in the accompanying balance sheets)	$8,011	$6,100
Due to related parties (included in the accompanying balance sheets)	$2,000	$54

Related parties balances are with Tower and TowerJazz Japan Ltd. (“TJP”) and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

Note 10:  Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant under non-cancelable operating leases through March 2017. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2017 and the Company’s unilateral options to extend the terms of each of these leases for two consecutive five-year periods. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations. Under the lease amendments, the landlord may terminate the lease for the Company’s headquarters building, no earlier than January 2014. Under the amended leases, the landlord has notified the Company in the end of 2012 that it is exercising its right to terminate the lease for the Company’s headquarters building, effective January 1, 2014.  The landlord does not have a corresponding right to terminate the lease for the Company’s fabrication facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and subsequent quarterly reports filed with the Securities and Exchange Commission for information regarding certain risk factors known to us that could cause reported financial information not to be necessarily indicative of future results.

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

This report, including these forward-looking statements, are subject to risks and uncertainties, including those risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and subsequent quarterly reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

RESULTS OF OPERATIONS

For the three months ended March 31, 2013, we had a net loss of $2.4 million compared to a net loss of $2.0 million for the three months ended March 31, 2012.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31, 2013	March 31, 2012
Net revenues	100%	100%
Cost of revenues	81.3	81.8
Gross profit	18.7	18.2
Operating expenses:
Research and development	7.8	7.8
Selling, general and administrative	7.4	10.3
Amortization related to a lease agreement early termination	5.1	--
Total operating expenses	20.3	18.1
Operating loss	(1.6)	0.0
Financing expense , net	(9.5)	(7.5)
Other expense, net	(5.1)	--
Income tax benefit	4.5	2.7
Net loss	(6.6)%	(4.8)%

Comparison of three Months Ended March 31, 2013 and March 31, 2012

Revenues

Our net revenues for the three months ended March 31, 2013 amounted to $36.8 million as compared to $41.1 million for the corresponding period in 2012.The revenue decrease is mainly attributable to the approximately 9% decrease of quantities sold and 5% lower average selling price during the three months ended March 31, 2013.

Cost of Revenues

 Our cost of revenues was $30.0 million for the three months ended March 31, 2013 as compared to $33.6 million for the corresponding period in 2012. The decrease in cost of revenues was mainly due to the decrease in quantities of wafers shipped, as described above.

Gross Profit

Our gross profit amounted to $6.9 million in the three months ended March 31, 2013 as compared to $7.5 million in the corresponding period in 2012. Such reduction was mainly attributed to the decrease in revenues described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 amounted to $7.5 million, as compared to $7.5 million in the three months ended March 31, 2012. Operating expenses for the three months ended March 31, 2013 include $1.9 million  amortization related to an early termination of an office building lease contract. The decrease in other operating expenses in the three months ended March 31, 2013  is also a result of the lower revenues.

Financing Expense, Net

Financing expense, net for the three months ended March 31, 2013 amounted to $3.5 million, as compared to $3.1 million in the corresponding period in 2012.

Income Tax Benefit

Income tax benefit amounted to $1.7 million in the three months ended March 31, 2013, as compared to income tax benefit of $1.1 million in the three months ended March 31, 2012.

Net loss

Net loss for the three months ended March 31, 2013 amounted to $2.4 million as compared to net loss of $2.0 million in the three months ended March 31, 2012.

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

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-Q, you should carefully consider the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2013	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Nabil Alali
_____ (Principal Executive Officer)

	By:	/s/ SUSANNA H. BENNETT
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Chief Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL