Form 10-Q
period 2013-06-30
Jazz Technologies, Inc.
filed 2013-08-20
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Condensed Consolidated Balance Sheets
 (in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,696	$43,306
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 and $67 at June 30, 2013 and December 31, 2012, respectively	21,531	20,056
Other receivables	3,610	1,727
Inventories	30,110	24,020
Deferred tax asset	4,606	4,606
Other current assets	1,702	2,896
Total current assets	108,255	96,611
Property, plant and equipment, net	82,366	91,464
Intangible assets, net	34,231	39,126
Goodwill	7,000	7,000
Other assets – related parties	3,272	4,055
Other assets – others	4,977	1,903
Total assets	$240,101	$240,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt	$19,100	$19,100
Accounts payable	19,220	16,113
Due to related parties	943	54
Accrued compensation and benefits	5,867	6,325
Deferred revenues	764	573
Other current liabilities	4,084	4,579
Total current liabilities	49,978	46,744
Long term liabilities:
Notes	77,706	74,584
Deferred tax liability	6,488	6,488
Employee related liabilities	7,659	7,592
Other long-term liabilities	12,463	12,602
Total liabilities	154,294	148,010
Stockholders’ equity:
Additional paid-in capital	63,576	63,576
Cumulative stock based compensation	2,175	2,093
Accumulated other comprehensive earning	127	1,007
Retained earnings	19,929	25,473
Total stockholders’ equity	85,807	92,149
Total liabilities and stockholders’ equity	$240,101	$240,159

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$37,407	$42,172	$74,181	$83,247
Cost of revenues	30,465	33,198	60,364	66,801
Gross profit	6,942	8,974	13,817	16,446
Operating expenses:
Research and development	3,097	3,530	5,976	6,743
Selling, general and administrative	3,085	3,747	5,821	7,988
Amortization related to a lease agreement early termination	1,866	--	3,732	--
Total operating expenses	8,048	7,277	15,529	14,731
Operating income (loss)	(1,106)	1,697	(1,712)	1,715
Financing expense and other expenses, net	(3,562)	(3,454)	(7,047)	(6,549)
Net loss before income taxes	(4,668)	(1,757)	(8,759)	(4,834)
Income tax benefit	1,545	267	3,215	1,356
Net loss	$(3,123)	$(1,490)	$(5,544)	$(3,478)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss	$(3,123)	$(1,490)	$(5,544)	$(3,478)
Change in employees plan assets and benefit obligations	(440)	--	(880)	--
Comprehensive loss	$(3,563)	$(1,490)	$(6,424)	$(3,478)

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Operating activities:
Net loss	$(5,544)	$(3,478)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	21,749	16,731
Notes accretion and amortization of deferred financing costs	3,284	2,807
Stock based compensation expense	82	316
Changes in operating assets and liabilities:
Trade receivables	(709)	(3,913)
Inventories	(6,090)	2,296
Other receivables and assets	(5,683)	122
Accounts payable	4,650	2,479
Due to related parties, net	847	(1,151)
Accrued compensation and benefits	(458)	942
Deferred Revenue	191	(479)
Other current liabilities	(495)	(1,257)
Employee related liabilities and other long-term liabilities	(72)	405
Net cash provided by operating activities	11,752	15,820
Investing activities:
Purchases of property and equipment	(9,273)	(10,069)
Proceeds related to property and equipment	911	12,152
Net cash provided by (used in) investing activities	(8,362)	2,083
Financing activities:
Short-term debt from bank	--	3,800
Net cash provided by financing activities	--	3,800
Net increase in cash and cash equivalents	3,390	21,703
Cash and cash equivalents at beginning of period	43,306	19,471
Cash and cash equivalents at end of period	$46,696	$41,174
Non cash activities:
Investments in property, plant and equipment	$2,640	$3,061

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$3,756	$3,880
Cash paid during the period for income taxes	$--	$(1,085)

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013

Note 1:   Business and Formation

Unless specifically noted otherwise, as used throughout these notes to the unaudited condensed consolidated financial statements, “Jazz” or the “Company” refers to the business of Jazz Technologies, Inc., and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc.

The Company

Since the merger with Tower Semiconductor, Ltd. ("Tower") in 2008, the Company is a 100% subsidiary of Tower.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position on June 30, 2013 and December 31, 2012, and the consolidated results of its operations and cash flows for the three months and six months ended June 30, 2013 and June 30, 2012. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2013 presentation.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of June 30, 2013 and December 31, 2012 consists of:

	June 30, 2013	December 31, 2012
Customer 1	33%	24%
Customer 2	10	*

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Customer A	26%	15%	23%	17%
Customer B	*	12	10	12
Customer C	*	*	10	*

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

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI):

• Changes in AOCI balances by component (e.g., unrealized gains or losses on available-for-sale securities or foreign-currency items). Both before-tax and net-of-tax presentations of the information are acceptable as long as an entity presents the income tax benefit or expense attributed to each component of OCI and reclassification adjustments in either the financial statements or the notes to the financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11 amending requirements for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. ASU No. 2013-11 is effective for annual and interim periods beginning after December 15, 2013. We do not expect the adoption of ASU No. 2013-11 to have a material impact on our financial condition, results of operations, or cash flows.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following on June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Raw material	$5,417	$4,144
Work in process	15,989	9,366
Finished goods	8,704	10,510
	$30,110	$24,020

Property, Plant and Equipment

Property, plant and equipment consist of the following on June 30, 2013 and December 31, 2012 (in thousands):

	Useful life (in years)	June 30, 2013	December 31, 2012
Building improvements	10-12	$25,633	$25,237
Machinery and equipment	3-7	181,961	176,294
		207,594	201,531
Accumulated depreciation		(125,228)	(110,067)
		$82,366	$91,464

Intangible Assets

Intangible assets consist of the following on June 30, 2013 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$1,722	$1,578
Patents and other core technology rights	9	15,100	8,031	7,069
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	830	1,770
Trade name	9	5,200	2,766	2,434
Facilities lease	1,19	33,500	12,120	21,380
Total identifiable intangible assets		$61,500	$27,269	$34,231

Intangible assets consist of the following on December 31, 2012 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,400	$900
Patents and other core technology rights	9	15,100	7,192	7,908
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	743	1,857
Trade name	9	5,200	2,477	2,723
Facilities lease	1,19	33,500	7,762	25,738
Total identifiable intangible assets		$60,500	$21,374	$39,126

Note 4:   Credit Facility

Borrowing availability under the facility as of June 30, 2013, was $26.7 million. Outstanding borrowings were $19.1 million and $0.9 million of the facility supporting outstanding letters of credit on that date. As of June 30, 2013, the Company was in compliance with all of the covenants under this facility.

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

Interest on the New Notes at a rate of 8% per annum is payable semiannually. As of June 30, 2013, approximately $93.6 million in principal amount of New Notes remained outstanding.

The New Notes constitute unsecured obligations of the Company, rank on parity in right of payment with all other indebtedness of the Company, are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the collateral securing such indebtedness and are not guaranteed by Tower. The New Notes shall rank senior to all future indebtedness of the Company to the extent the future indebtedness is expressly subordinated to the New Notes. The New Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries.

Beginning July 1, 2013, the Company may redeem some or all of the New Notes for cash at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 4% if redemption occurs prior to July 1, 2014 and 2% if redemption occurs between July 1, 2014 and maturity.

The indenture of the New Notes contains certain covenants including covenants restricting the Company’s ability and the ability of its subsidiaries to, among other things, incur additional debt, incur additional liens, make specified payments and make certain asset sales.

Holders of the New Notes are entitled, subject to certain conditions and restrictions, to require the Company to repurchase the New Notes at par plus accrued interest and a 1% redemption premium in the event of certain change of control transactions.

The Company’s obligations under the New Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidated financial information for such subsidiaries because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and subsidiaries of the Company other than the subsidiary guarantors are minor. Other than the restrictions in abovementioned credit facility, there are no significant restrictions on the ability of the Company and its subsidiaries to obtain funds from their subsidiaries by loan or dividend.

Note 6:   Income Taxes

 In June 2013, the U.S. tax authorities commenced an audit of the Company’s 2011 tax returns, and asked the Company for certain reports and data in connection with said year’s tax returns. There is no indication to date whether the Company will be required to pay any additional taxes pursuant to said audit.

Note 7:   Employee Benefit Plans

The pension and other post retirement benefit plans amount to $0.4 million income and $0.1 million expense for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012 amounts were $0.8 million income  and $0.2 million expense, respectively.

 Note 8:  Employee Stock Option Expense

During the six months ended June 30, 2013, Tower awarded 1,000 non-qualified stock options (*) exercisable for Tower’s ordinary shares to the Company’s employees. The Company recorded immaterial amount as income and $0.2 million  of compensation expenses relating to options granted to employees for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $0.1 million and $0.3 million of compensation expenses relating to options granted to employees for the six months ended June 30, 2013 and 2012, respectively.

(*) Reflects the effect of Tower’s reverse stock split done in August 2012.

 Note 9:  Related Party Transactions

Related Party Transactions consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Due from related parties (included in the accompanying balance sheets)	$5,287	$6,100
Due to related parties (included in the accompanying balance sheets)	$943	$54

Related parties balances are with Tower and TowerJazz Japan Ltd. (“TJP”) and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

Note 10: Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant under non-cancelable operating leases through March 2017. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2017 and the Company’s unilateral options to extend the terms of each of these leases for two consecutive five-year periods. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations. Under the lease amendments, the landlord may terminate the lease for the Company’s headquarters building, no earlier than January 2014. Under the amended leases, the landlord notified the Company at the end of 2012 that it is exercising its right to terminate the lease for the Company’s headquarters building, effective January 1, 2014.  The landlord does not have a corresponding right to terminate the lease for the Company’s fabrication facility.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2013, we had a net loss of $5.5 million compared to a net loss of $3.5 million for the six months ended June 30, 2012.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Six Months Ended
	June 30, 2013	June 30, 2012
Net revenues	100%	100%
Cost of revenues	81.4	80.2
Gross profit	18.6	19.8
Operating expenses:
Research and development	8.1	8.1
Selling, general and administrative	7.8	9.6
Amortization related to a lease agreement early termination	5	--
Total operating expenses	20.9	17.7
Operating income (loss)	(2.3)	2.1
Financing expense and other expenses, net	(9.5)	(7.9)
Income tax benefit	4.3	1.6
Net loss	(7.5)%	(4.2)%

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Revenues

Our net revenues for the six months ended June 30, 2013 amounted to $74.2 million as compared to $83.2 million for the corresponding period in 2012.The revenue decrease is mainly attributable to the approximately 14% decrease of quantities sold during the six months ended June 30, 2013.

Cost of Revenues

Our cost of revenues was $60.4 million for the six months ended June 30, 2013 as compared to $66.8 million for the corresponding period in 2012. The decrease in cost of revenues was mainly due to the decrease in quantities of wafers shipped, as described above.

Gross Profit

Our gross profit amounted to $13.8 million in the six months ended June 30, 2013 as compared to $16.4 million in the corresponding period in 2012. Such reduction was mainly attributed to the decrease in revenues and cost of goods sold described above.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 amounted to $15.5 million, as compared to $14.7 million in the six months ended June 30, 2012. The increase in operating expenses for the six months ended June 30, 2013 is due to $3.7 million  amortization related to an early termination of an office building lease contract offset by the effect of the lower revenues.

Financing Expense and Other Expenses, Net

Financing expense and other expenses, net for the six months ended June 30, 2013 amounted to $7.0 million, as compared to $6.5 million in the corresponding period in 2012.

Income Tax Benefit

Income tax benefit amounted to $3.2 million in the six months ended June 30, 2013, as compared to income tax benefit of $1.4 million in the six months ended June 30, 2012.

Net loss

Net loss for the six months ended June 30, 2013 amounted to $5.5 million as compared to net loss of $3.5 million in the six months ended June 30, 2012. The decrease is mainly due to the decrease in gross profit offset with the tax effect of such decrease.

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

Item 6.   Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2013	JAZZ TECHNOLOGIES, INC.

	By:	/s/ NABIL ALALI
General Manager and Site Manager (Principal Executive Officer)

	By:	/s/ RONIT VARDI
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Chief Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL