Form 10-Q
period 2013-09-30
Jazz Technologies, Inc.
filed 2013-11-08
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Condensed Consolidated Balance Sheets
 (in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,958	$43,306
Receivables: Trade receivables, net of allowance for doubtful accounts of $0 and $67 at September 30, 2013 and December 31, 2012, respectively	20,697	20,056
Other receivables	5,271	1,727
Inventories	30,156	24,020
Deferred tax asset	2,954	4,606
Other current assets	1,954	2,896
Total current assets	108,990	96,611
Property, plant and equipment, net	80,646	91,464
Intangible assets, net	31,258	39,126
Goodwill	7,000	7,000
Other assets – related parties	2,507	4,055
Other assets – others	1,488	1,903
Total assets	$231,889	$240,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt	$19,100	$19,100
Accounts payable	16,774	16,113
Due to related parties	3,049	54
Accrued compensation and benefits	6,585	6,325
Deferred revenues	820	573
Other current liabilities	2,645	4,579
Total current liabilities	48,973	46,744
Long term liabilities:
Notes	79,404	74,584
Deferred tax liability	1,112	6,488
Employee related liabilities	7,369	7,592
Other long-term liabilities	12,619	12,602
Total liabilities	149,477	148,010
Stockholders’ equity:
Additional paid-in capital	63,576	63,576
Cumulative stock based compensation	2,218	2,093
Accumulated other comprehensive earning	(319)	1,007
Retained earnings	16,937	25,473
Total stockholders’ equity	82,412	92,149
Total liabilities and stockholders’ equity	$231,889	$240,159

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$43,914	$42,538	$118,095	$125,785
Cost of revenues	35,952	34,230	96,316	101,031
Gross profit	7,962	8,308	21,779	24,754
Operating expenses:
Research and development	2,898	3,208	8,874	9,951
Selling, general and administrative	3,175	3,215	8,996	11,203
Amortization related to a lease agreement early termination	1,866	--	5,598	--
Total operating expenses	7,939	6,423	23,468	21,154
Operating income (loss)	23	1,885	(1,689)	3,600
Financing expense, net	(3,590)	(3,429)	(10,678)	(9,971)
Other income (expenses), net	(474)	102	(433)	95
Net loss before income taxes	(4,041)	(1,442)	(12,800)	(6,276)
Income tax benefit	1,049	374	4,264	1,730
Net loss	$(2,992)	$(1,068)	$(8,536)	$(4,546)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(2,992)	$(1,068)	$(8,536)	$(4,546)
Change in employees plan assets and benefit obligations	(446)	--	(1,326)	--
Comprehensive loss	$(3,438)	$(1,068)	$(9,862)	$(4,546)

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Operating activities:
Net loss	$(8,536)	$(4,546)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	32,931	25,338
Notes accretion and amortization of deferred financing costs	5,066	4,303
Stock based compensation expense	125	436
Other expenses (income), net	474	(95)
Changes in operating assets and liabilities:
Trade receivables	(959)	(3,221)
Inventories	(6,136)	1,662
Other receivables and other current assets	(5,775)	(1,098)
Accounts payable	663	3,308
Due to related parties, net	3,950	(2,089)
Accrued compensation and benefits	260	2,635
Deferred Revenue	247	(1,542)
Other current liabilities	(1,934)	(3,444)
Deferred tax liability, net	(3,724)	--
Employee related liabilities and other long-term liabilities	41	285
Net cash provided by operating activities	16,693	21,932
Investing activities:
Purchases of property and equipment	(13,373)	(16,234)
Proceeds related to property and equipment	1,332	13,465
Net cash used in investing activities	(12,041)	(2,769)
Financing activities:
Short-term debt from bank	--	3,800
Net cash provided by financing activities	--	3,800
Net increase in cash and cash equivalents	4,652	22,963
Cash and cash equivalents at beginning of period	43,306	19,471
Cash and cash equivalents at end of period	$47,958	$42,434
Non cash activities:
Investments in property, plant and equipment	$5,124	$3,353
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,500	$7,635
Cash received during the period for income taxes	$--	$(1,106)

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

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

Note 2:   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”) requirements and includes all adjustments of a normal recurring nature that are necessary to fairly present its condensed consolidated results of operations, financial position, and cash flows for all periods presented. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Interim period results are not necessarily indicative of full year results. This quarterly report should be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position on September 30, 2013 and December 31, 2012, and the consolidated results of its operations and cash flows for the three months and nine months ended September 30, 2013 and September 30, 2012. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2013 presentation.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of September 30, 2013 and December 31, 2012 consists of one customer with 25% and 24% respectively.

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Customer A	22%	16%	23%	16%
Customer B	10	--	*	*
Customer C	*	13	*	12

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

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following on September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Raw material	$5,593	$4,144
Work in process	16,169	9,366
Finished goods	8,394	10,510
	$30,156	$24,020

Property, Plant and Equipment

Property, plant and equipment consist of the following on September 30, 2013 and December 31, 2012 (in thousands):

	Useful life (in years)	September 30, 2013	December 31, 2012
Building improvements	10-12	$26,305	$25,237
Machinery and equipment	3-7	188,042	176,294
		214,347	201,531
Accumulated depreciation		(133,701)	(110,067)
		$80,646	$91,464

Intangible Assets

Intangible assets consist of the following on September 30, 2013 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$1,884	$1,416
Patents and other core technology rights	9	15,100	8,450	6,650
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	873	1,727
Trade name	9	5,200	2,910	2,290
Facilities lease	1,19	33,500	14,325	19,175
Total identifiable intangible assets		$61,500	$30,242	$31,258

Intangible assets consist of the following on December 31, 2012 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,400	$900
Patents and other core technology rights	9	15,100	7,192	7,908
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	743	1,857
Trade name	9	5,200	2,477	2,723
Facilities lease	1,19	33,500	7,762	25,738
Total identifiable intangible assets		$60,500	$21,374	$39,126

Note 4:   Credit Facility

Borrowing availability under the facility as of September 30, 2013, was $26.5 million. Outstanding borrowings were $19.1 million and $0.9 million of the facility supporting outstanding letters of credit on that date. As of September 30, 2013, the Company was in compliance with all of the covenants under this facility.

Note 5:  Notes

In July 2010, the Company issued notes in the principal amount of approximately $94 million due June 2015 (the “New Notes”).   Interest on the New Notes at a rate of 8% per annum is payable semiannually.

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

Note 6:   Income Taxes

 In 2013, the U.S. tax authorities commenced an audit of the Company’s 2011 tax returns, and asked the Company for certain reports and data in connection with said year’s tax returns. There is no indication to date whether the Company will be required to pay any additional taxes pursuant to said audit.

Note 7:   Employee Postretirement Benefit Plans

The pension and other post retirement benefit plans resulted in $0.4 million income and $0.1 million expense for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012 results amounts were $1.3 million income and $0.2 million expense, respectively.

 Note 8:   Employee Stock Option Expense

During the nine months ended September 30, 2013, Tower awarded 364,354 non-qualified stock options exercisable for Tower’s ordinary shares to the Company’s employees. The Company recorded immaterial amount and $0.1 million of compensation expenses relating to options granted to employees for the three months ended September 30, 2013 and 2012, respectively. The Company recorded $0.1 million and $0.2 million of compensation expenses relating to options granted to employees for the nine months ended September 30, 2013 and 2012, respectively.

Note 9:    Related Party Transactions

Related Party Transactions consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Due from related parties (included in the accompanying balance sheets)	$3,386	$6,100
Due to related parties (included in the accompanying balance sheets)	$3,049	$54

Related parties balances are with Tower and TowerJazz Japan Ltd. (“TJP”) and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges.

Note 10: Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant under non-cancelable operating leases through March 2017. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2017 and the Company’s unilateral options to extend the terms of each of these leases for two consecutive five-year periods through 2027. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations.

In regards to an office building lease, the Company’s landlord exercised its right to terminate the office building lease, effective January 1, 2014. The Company is in the process of moving its offices to the fabrication building and to nearby new leased office space. The Company and the landlord signed an additional amendment to the amended lease to reflect termination of the office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities through 2027 (including by exercising its two consecutive five-year extension periods which it can exercise in its sole discretion).

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2013, we had a net loss of $8.5 million compared to a net loss of $4.5 million for the nine months ended September 30, 2012.

 The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net revenues	100%	100%
Cost of revenues	81.6	80.3
Gross profit	18.4	19.7
Operating expenses:
Research and development	7.5	7.9
Selling, general and administrative	7.6	8.9
Amortization related to a lease agreement early termination	4.7	--
Total operating expenses	19.9	16.8
Operating income (loss)	(1.4)	2.9
Financing expense and other expenses, net	(9.4)	(7.9)
Income tax benefit	3.6	1.4
Net loss	(7.2)%	(3.6)%

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

Our net revenues for the nine months ended September 30, 2013 amounted to $118.1 million as compared to $125.8 million for the corresponding period in 2012. The revenue decrease is attributable to 7% decrease in quantities of wafers sold during the nine months ended September 30, 2013 while the average selling price per wafer remained unchanged.

Cost of Revenues

 Our cost of revenues was $96.3 million for the nine months ended September 30, 2013 as compared to $101.0 million for the corresponding period in 2012. The decrease in cost of revenues was mainly due to the decrease in quantities of wafers sold, as described above.

Gross Profit

Our gross profit amounted to $21.8 million in the nine months ended September 30, 2013 as compared to $24.8 million in the corresponding period in 2012. Such reduction was mainly attributed to the decrease in revenues described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 amounted to $23.5 million, as compared to $21.2 million in the nine months ended September 30, 2012. The increase in operating expenses for the nine months ended September 30, 2013 is due to $5.6 million amortization related to an early termination of an office building lease contract offset by other expenses’ cost reduction amounted $3.3 million.

Financing Expense and Other Expenses, Net

Financing expense and other expenses, net for the nine months ended September 30, 2013 amounted to $11.1 million, as compared to $9.9 million in the corresponding period in 2012. The $1.2 million increase is attributed mainly to the New Notes accretion non-cash expenses which are increasing gradually.

Income Tax Benefit

Income tax benefit amounted to $4.3 million in the nine months ended September 30, 2013, as compared to income tax benefit of $1.7 million in the nine months ended September 30, 2012 due to the higher losses.

Net loss

Net loss for the nine months ended September 30, 2013 amounted to $8.5 million as compared to net loss of $4.5 million in the nine months ended September 30, 2012, due to the above described changes.

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

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 08, 2013	JAZZ TECHNOLOGIES, INC.

	By:	/s/ NABIL ALALI
General Manager and Site Manager (Principal Executive Officer)

	By:	/s/ RONIT VARDI
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Chief Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL