Form 10-K
period 2013-12-31
Jazz Technologies, Inc.
filed 2014-03-03
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Year Ended December 31, 2013

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

We believe it is important to communicate our expectations to our shareholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed or incorporated by reference in this current report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

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

Part I

Item 1. Business

Overview

Jazz Technologies, Inc., through its wholly owned subsidiaries, is an independent pure-play semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices.  Typically, pure-play foundries do not offer products of their own, but focus on producing integrated circuits, or ICs, based on the design specifications of their customers. We manufacture semiconductors for our customers primarily based on third party designs and our own process technology and engineering support. We also provide design support and complementary technical services. ICs manufactured by us are incorporated into a wide range of products in diverse markets, including cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Organization

Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. was incorporated in Delaware in August 2005 as a blank check company for the purpose of acquiring one or more domestic and/or foreign operating businesses in the technology, multimedia or networking sectors.

On February 16, 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor.  Jazz Semiconductor’s business was originally created in March 2002 by the spin-off by Conexant Systems, Inc. of its Newport Beach, California semiconductor fabrication operations. The acquisition was accounted for under the purchase method of accounting in accordance with United States (U.S.) generally accepted accounting principles (“US GAAP”)for accounting and financial reporting purposes with Jazz Semiconductor being treated as the acquired company.  On September 19, 2008, we completed a merger under an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower Semiconductor Ltd., an Israeli company (“Tower”) and its wholly-owned subsidiary under which such subsidiary merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Tower.

Under the terms of the Merger, Tower acquired all of our outstanding shares in a stock-for-stock transaction. As a result of the Merger, Tower became the sole holder of the Company’s common stock and a change in control occurred. The Merger was accounted for under the purchase method of accounting in accordance with US GAAP, with Jazz being treated as the “acquired” company. In connection with this Merger, the Company adopted Tower’s fiscal year for reporting purposes.

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

•
Target large, growing and diversified end markets. Jazz targets end markets characterized by high growth and high performance for which it believes its specialty process technologies have a high value proposition, including the wireless and high-speed wireline communications, consumer electronics, automotive and industrial markets. For example, Jazz believes that its specialty process technologies can provide performance and cost advantages over current GaAs and CMOS solutions in the realization of switches and power amplifiers for wireless handsets.

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

Jazz continues to invest in technology that helps improve the performance and integration level and reduce the cost of analog and mixed-signal products. This includes improving the density of passive elements such as capacitors and inductors, improving the analog performance and voltage handling capability of active devices, and integrating advanced features in Jazz’s specialty CMOS processes that are currently not readily available. Examples of such features currently under development include adding silicon-on-insulator (SOI) substrates to enable increased functionality of RF and analog products and scaling the features Jazz offers today in 0.18 micron to the 0.13 micron process technology.

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

Special Security Agreement with DSS

In connection with the Company's aerospace and defense business, its facility security clearance and trusted foundry status, the Company and Tower have worked with the Defense Security Service of the United States Department of Defense ("DSS") to mitigate concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto by creating Jazz Semiconductor Trusted Foundry ("JSTF") as a subsidiary of the Company and limiting possession of all classified information solely to JSTF.  Tower and Jazz have further agreed to operate JSTF under a Special Security Agreement signed with DSS.

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

Order Backlog

All of Jazz’s orders are subject to possible rescheduling by its customers. Rescheduling may relate to quantities or delivery dates, and sometimes relates to the specifications of the products it is shipping. Most customers do business with Jazz on a purchase order basis, and some of these orders may be cancelled by the customer without penalty. Jazz also may elect to permit cancellation of orders without penalty where management believes it is in its best interests to do so. Consequently, Jazz cannot be certain that orders on backlog will be shipped when expected or at all. For these reasons, as well as the cyclical nature of its industry, Jazz believes that its backlog at any given date may not be a reliable indicator of its future revenues.

Competition

Jazz competes internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Chartered Semiconductor Manufacturing Ltd., which, in addition to providing leading edge CMOS process technologies, also have capacity for some specialty process technologies. Jazz also competes with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM. In addition, several new dedicated foundries have commenced operations and may compete directly with Jazz. Many of Jazz’s competitors have higher capacity, longer operating history, longer or more established relationships with their customers, superior research and development capability, smaller geometries and greater financial and marketing resources than Jazz. As a result, these companies may be able to compete more aggressively over a longer period of time than Jazz.

IBM competes in both the standard CMOS segment and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. Jazz believes that most of the large dedicated foundry service providers compete primarily in the standard CMOS segment, but they also have capacity for specialty process technologies. Prior to Jazz’s separation from Conexant, Conexant entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company under which Taiwan Semiconductor Manufacturing Company licensed from Conexant the right to manufacture semiconductors using Conexant’s then existing 0.18 micron or greater SiGe BiCMOS process technologies. Taiwan Semiconductor Manufacturing Company publicly announced in 2001 that it planned to use the licensed technology to accelerate its own foundry processes for the networking and wireless communications markets. Since Jazz’s formation, we have continued to make improvements to our SiGe BiCMOS process technology. We have not licensed any of these improvements to Taiwan Semiconductor Manufacturing Company. In the event Taiwan Semiconductor Manufacturing Company wishes to focus its business on the SiGe BiCMOS market, it may use and develop the technology licensed to it in 2001 to compete directly with Jazz in the specialty market, and such competition may harm Jazz’s business.

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

Additionally, some semiconductor companies have advanced their CMOS designs to 90 nanometers or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by Jazz’s specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz’s specialty process technologies will therefore compete with these advanced CMOS processes for customers and some of its potential and existing customers could elect to design their next generation products using these advanced CMOS processes. Jazz is not currently capable, and does not currently plan to become capable, of providing CMOS processes at these smaller geometries. If Jazz’s existing customers or new customers choose to design their products using these advanced CMOS processes, Jazz’s business may suffer.

The principal elements of competition in the semiconductor foundry industry include:

•	technical competence;

•	production speed and cycle time;

•	time-to-market;

•	research and development quality;

•	technological offering, available geometries and wafer size;

•	available capacity;

•	fab and manufacturing yields;

•	customer service;

•	price;

•	management expertise; and

•	strategic relationships.

There can be no assurance that Jazz will be able to compete effectively on the basis of all or any of these elements. Jazz’s ability to compete successfully may depend to some extent on factors outside of its control, including industry and general economic trends, import and export controls, exchange controls, exchange rate fluctuations, interest rate fluctuations and political developments. If Jazz cannot compete successfully in its industry, its business and results of operations may be harmed.

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

Intellectual Property

Jazz’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents. As of December 31, 2013, Jazz had 164 patents in force.

Jazz Semiconductor entered into a technology license agreement that grants to it worldwide perpetual license rights from PolarFab regarding certain process technologies that it intends to incorporate into its BCD process technologies for the manufacture of wafers by Jazz for its customers and customers of PolarFab. Jazz also entered into an associated technology transfer agreement for such processes. Jazz is able to adapt, prepare derivatives based on, or otherwise exploit the licensed technology; however, Jazz is restricted from using certain licensed BCD process technologies with respect to motor controllers for hard disk drives. Jazz is also permitted to sublicense the process technologies to any of its future manufacturing suppliers to manufacture wafers using these process technologies for Jazz and its customers.

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

Jazz’s ability to compete depends on its ability to operate without infringing the proprietary rights of others. The semiconductor industry is generally characterized by frequent litigation regarding patent and other intellectual property rights. As is the case with many companies in the semiconductor industry, we have from time to time received communications from third parties asserting that their patents cover certain of Jazz’s technologies or alleging infringement of their intellectual property rights. Jazz expects that it will receive similar communications in the future. Irrespective of the validity or the successful assertion of such claims, Jazz could incur significant costs and devote significant management resources to the defense of these claims, which could seriously harm the Company.

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

We have implemented an environmental management system that assists Jazz in identifying applicable environmental regulations, evaluating compliance status and establishing timely waste preventive measures. We have also obtained certification for implementing the standard requirements of ISO 14001:2004. ISO 14001 consists of a set of standards that provide guidance on achieving an effective environmental management system.

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

Properties

Our headquarters and manufacturing facilities are located in Newport Beach, California.  Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2027,  including the Company's option  to extend the lease terms at its sole discretion from 2017 to 2022 and from 2022 to  2027. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations.

In regards to the office building lease, the Company’s landlord exercised its right to terminate the office building lease, effective January 1, 2014. The Company moved its offices to the fabrication building and to nearby new leased office space. The Company and the landlord signed an additional amendment to the amended lease to reflect termination of the office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities through 2027 (including by exercising its two consecutive five-year extension periods which it can exercise in its sole discretion).

Item 1A. Risk Factors

We have a large amount of debt which may have significant negative consequences, and there is no assurance that we will be able to obtain sufficient funding sources in a timely manner to allow us to re-finance it and/or repay our debt obligations and other liabilities.

Our debt par value as of December 31, 2013 was approximately $112.7 million, comprised of approximately $93.6 million par value of notes due June 2015 and $19.1 million borrowing under the Wells Fargo line of credit. Said debt could have significant negative consequences, including:

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

•	placing us at a competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources;

•	affecting our ability to make interest payments and other required debt service on our debt;

•	enforcement by the lenders under the Wells Fargo line of credit of their liens against our assets in the event of default; and/or

•	limiting our ability to fulfill our debt obligations and other liabilities.

To serve our debt and meet our other cash needs, we may need significant amount of cash, which may not be available to us. We will need to re-finance and/or repay $93.6 million outstanding under our notes on June 30, 2015 and $19.1 million borrowings under the Wells Fargo line of credit, by 2018. Our ability to make payments on, or repay or refinance, our debt and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance, our ability to refinance the notes and our ability to drawdown additional funds, if required, from Wells Fargo. Our future operating performance, to a certain extent, is subject to general economic conditions, financial market, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our debt or to fund our other liquidity needs.  In order to finance our short and long-term debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets; issuance of new securities; intellectual property licensing; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring or recycling of existing debt into new debt or other vehicles, which might be done in a structure similar to that of our July 2010 bonds exchange transaction.

In December 2013, we entered into an agreement with Wells Fargo Capital Finance, part of Wells Fargo & Company (“Wells Fargo”), for a five-year secured asset-based revolving credit line in the total amount of up to $70 million maturing in December 2018 (the “Credit Line Agreement”). Loans under the Credit Line Agreement  bear interest at a rate equal to, at lender’s option, either the lender’s prime rate plus a margin ranging from 0.50% to 1.0% or the LIBOR rate plus a margin ranging from 1.75% to 2.25% per annum. The outstanding borrowing availability varies from time to time based on the levels of the Company's eligible accounts receivable, eligible equipment, eligible inventories and other terms and conditions described in the Credit Line Agreement. The Credit Line Agreement is secured by the assets of the Company. The Loan Agreement contains customary covenants and other terms, including covenants, as well as customary events of default and a requirement to provide assurance in a form satisfactory to Wells Fargo for the ability of the Company  to address its approximately $94 million notes due June 2015 prior to its maturity. If we will not provide the required assurance in relation to the $93.6 million notes due June 2015 in a form satisfactory to Wells Fargo prior to the notes maturity date, as stipulated in the Wells Fargo credit line amendment, or if we default on payment of the notes at maturity, such default would trigger a cross default under the Wells Fargo line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wells Fargo credit line.  There is no assurance that we will be able to refinance the bonds and/or obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our debt.

A default by us on any of our debt contract could have a material adverse effect on our operations and the interests of our creditors, and may affect our ability to fulfill our debt obligations and other liabilities.

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

In addition, we may need to devote a significant portion of our operating cash flow to pay principal and interest on our debt. The use of cash to finance our debt could leave us with insufficient funds to adequately finance our operating activities and capital expenditures, which could adversely affect our business.

A global recession, unfavorable economic conditions and/or a credit crisis may adversely affect our results.

A downturn or a weakness in the semiconductor industry and/or in the global economy and/or in the Company's customer base and/ or customers' products base, may adversely affect the Company’s ability to  maintain its customers' existing demand for products, attract new customers and new business to its current fabs, increase the utilization rates in its manufacturing facilities and maintain them at a high level that would suffice to cover its fixed costs, maintain commercial relationships with its customers, suppliers, and creditors, including its lenders, continue its capacity growth, and improve the Company’s future financial results and position, including its ability to  raise funds in the capital markets,  and to fulfill its debt obligations and other liabilities, including to refinance its debt and liabilities and/ or pay them in a timely manner, comprised mainly of bank’ loans and debentures. There is no assurance that such downturn will not occur. The effects of such a downturn may include global decreased demand, downward price pressure, excess inventory and unutilized capacity worldwide, which may negatively impact consumer and customer demand for the Company’s products and the end products of the Company’s customers.

Our operating results fluctuate from quarter to quarter which makes it difficult to predict our future performance.

Our revenues, expenses and operating results have varied significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a number of factors, many of which are beyond our control. These factors include, among others:

•	The cyclical nature of the semiconductor industry and the volatility of the markets served by our customers;

•	Changes in the economic conditions of geographical regions where our customers and their markets are located;

•	Shifts by integrated device manufacturers and customers between internal and outsourced production;

•	Inventory and supply chain management of our customers;

•	The loss of a key customer, postponement of an order from a key customer or the rescheduling or cancellation of large orders;

•	The occurrence of accounts receivable write-offs, failure of a key customer to pay accounts receivable in a timely manner or the financial condition of our customers;

•	The rescheduling or cancellation of planned capital expenditures;

•	Our ability to satisfy our customers’ demand for quality and timely production;

•	The timing and volume of orders relative to our available production capacity;

•	Our ability to obtain raw materials and equipment on a timely and cost-effective basis;

•	Price erosion in the industry;

•	Environmental events or industrial accidents such as fire or explosions;

•	Our susceptibility to intellectual property rights disputes;

•	Our ability to maintain existing partners and to enter into new partnerships and technology and supply alliances on mutually beneficial terms;

•	Interest, price index and currency rate fluctuations that were not hedged;

•	Technological changes and short product life cycles;

•	Timing for the design and the qualification of new products;

•	Increase in the fair value of our bank loans and debentures; and

•	Changes in accounting rules affecting our results.

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

We have incurred net losses in recent quarters, and we may incur net losses in the future. Because fixed costs represent a substantial portion of the operating costs of semiconductor manufacturing operations, we must operate our facility at high utilization rates in order to reduce our losses and achieve net income.  If we do not operate our facility consistently at high utilization rates, we will be unable to achieve and maintain operating profits, which could adversely affect our business.   We cannot assure you that we will be profitable on a quarterly or annual basis in the future.

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

The semiconductor industry has historically been highly cyclical and subject to significant and often rapid increases and decreases in product demand. Traditionally, companies in the semiconductor industry have expanded aggressively during periods of decreased demand in order to have the capacity needed to meet expected demand in future upturns, including through acquiring additional manufacturing facilities. If actual demand does not increase or declines, or if companies in the industry expand too aggressively, the industry may experience a period in which industry-wide capacity exceeds demand. This could result in overcapacity and excess inventories, leading to rapid erosion of average sale prices, as well as to underutilization of manufacturing facilities that as a result are unable to cover their fixed costs and other liabilities, potentially leading to such facilities to cease their operations. The prices that we can charge our customers for our services are significantly related to the overall worldwide supply of integrated circuits and semiconductor products. The overall supply of semiconductor products is based in part on the capacity of other companies, which is outside of our control. In periods of overcapacity, despite the fact that we utilize niche technologies and manufacture specialty products, we may have to lower the prices we charge our customers for our services which may reduce our margins and weaken our financial condition and results of operations. We cannot give an assurance that an increase in the demand for foundry services in the future will not lead to under-capacity, which could result in the loss of customers and materially adversely affect our revenues, earnings and margins. Analysts believe that such patterns may repeat in the future. The overcapacity, under-utilization and downward price pressure characteristic of a downturn in the semiconductor market and/or in the global economy, such as experienced several times in the past, may negatively impact consumer and customer demand for the Company’s products, the end products of the Company’s customers and the financial markets, which may affect our ability to raise funds and/or re-structure and/or re-finance our debt and/or service our other liabilities.

If we do not maintain our current customers and attract additional customers, our business may be adversely affected.

Loss or cancellation of business from, or decreases in the sales volume or sales prices to, our significant customers, or our failure to replace them with other customers, could seriously harm our financial results, revenue and business. Because the sales cycle for our services typically exceeds one year, if our customers order significantly fewer wafers than forecasted or if we lose customers,  we will have excess capacity that we may not be able to fill within a short period of time, resulting in lower utilization of our facilities. We may have to reduce prices in order to try to sell more wafers and attract additional customers in order to utilize the excess capacity. In addition to the revenue loss that could result from unused capacity or lower sales prices, we might have difficulty adjusting our costs to reflect the lower revenue in a timely manner, which could harm our financial results.

We are substantially dependent upon our relationships with certain customers, and the termination or non-renewal of our agreements or other arrangements with these customers may materially and negatively impact our financial position and financial results.

Collectively, our top two customers accounted for 30% of our revenues in 2013. We expect to continue to receive a significant portion of our revenue from a limited number of customers for the foreseeable future.  The loss of any one of these customers, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective relationships with us, or if we are not able to renew on commercially reasonable terms any of their respective arrangements with us, may materially and negatively impact our overall business and our consolidated financial position and financial results.

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

As of December 31, 2013, we had 164 patents in force. We intend to continue to file patent applications when appropriate. The process of seeking patent protection may take a long time and be expensive. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services and products will protect our intellectual property rights to the same extent as the United States. Further, we cannot assure you that we will at all times enforce our patents or other intellectual property rights or that courts will uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology, which could reduce our opportunities to generate revenues.

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

In addition, because we intend to continue to focus on specialty process technologies, we do not plan to invest in the research and development of more advanced standard CMOS processes. As standard CMOS process technologies continue to advance, we will not remain competitive in these process technologies. If Jazz’s current customers switch to another foundry for standard CMOS process technologies and we are unable to increase our revenues from our specialty process technologies, Jazz’s business, results of operations and cash flows may be harmed.

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

The semiconductors we produce and the export of technologies used in our manufacturing processes may be subject to U.S. export control and other regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business by reducing our sales, requiring modifications to our processes that we license to our foreign manufacturing suppliers, or requiring extensive modifications to our customers’ products. Neither we nor our customers may export products using or incorporating controlled technology without obtaining an export license. In addition, when we face excess demand, we may be dependent on our manufacturing suppliers in China for a significant portion of our planned manufacturing capacity, and export licenses may be required in order for us to transfer technology related to our manufacturing processes to our foreign manufacturing suppliers. These restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than we or our customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised from time to time. Governmental restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than us or our customers.

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

Many industries rely on materials which are subject to regulation concerning certain minerals sourced from the Democratic Republic of Congo ("DRC") or adjoining countries, which include Sudan, Uganda, Rwanda, Burundi, United Republic of Tanzania, Zambia, Angola, Congo, and Central African Republic. These minerals are commonly referred to as conflict minerals. Conflict minerals which may be used in our industry or by our suppliers include Columbite-tantalite (derivative of tantalum [Ta]), Cassiterite (derivative of tin [Sn]), gold [Au], Wolframite (derivative of tungsten [W]), and Cobalt [Co]. The SEC adopted annual disclosure and reporting requirements beginning in May 2014 with respect to use of conflict minerals mined from the DRC and adjoining countries in their products. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Although we expect that we and our vendors will be able to comply with the requirements, there can be no guarantee that we will be able to gather all the information required from our vendors. In addition, there is increasing public sentiment that companies should avoid using conflict materials from the DRC and adjoining countries. Although we believe our suppliers do not rely on such conflict materials, there can be no guarantee that we will continue to be able to obtain adequate supplies of materials needed in our production from supply chains outside the DRC and adjoining countries. A failure to obtain necessary information or to maintain adequate supplies of materials from supply chains outside the DRC and adjoining countries may delay our production, increasing the risk of losing customers and business.

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

Risks relating to construction activities.

We lease our fabrication facilities and headquarters under lease contracts that may be extended until 2027, through the exercise of options at our sole discretion to extend the lease periods from 2017 to 2022 and from 2022 to 2027. In 2010, the properties were sold by Conexant to Uptown, a joint venture consisting of a fund controlled by New York-based DRA Advisors LLC and an affiliate of the Shopoff Group, a real estate investment firm based in Irvine, California.  In connection with the sale, we negotiated amendments to our operating leases that confirm our ability to remain in the fabrication facilities through 2027 as described above. In the amendments to our leases, we secured various contractual safeguards designed to limit and mitigate any adverse impact of construction activities on our fabrication operations.  Although we do not anticipate a material adverse impact to our operations, it is possible that construction activities adjacent to our fabrication facility could result in temporary reductions or interruptions in the supply of utilities to the property and that a portion or all of the fabrication facility may need to be idled temporarily during development. If construction activities limit or interrupt the supply of water, gas or electricity to our fabrication facility or cause significant vibrations or other disruptions, it could limit or delay our production, which could adversely affect our business and operating results. In addition, an unplanned power outage caused by construction activities, even of very limited duration, could result in a loss of wafers in production, deterioration in our fab yield and substantial downtime to reset equipment before resuming production. In relation to the amendment to the lease contract,  we may incur substantial costs in order to reach required noise mitigation which may affect our results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2027, including the Company's option to extend the lease terms,  at its sole discretion from 2017 to 2022 and from 2022 to 2027. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations.

In regards to an office building lease, the Company’s landlord exercised its right to terminate the office building lease, effective January 1, 2014.  The Company moved its offices to the fabrication building and to nearby new leased office space.   The Company and the landlord signed an additional amendment to the amended lease to reflect termination of the office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities through 2027 (including by exercising its two consecutive five-year extension periods which it can exercise in its sole discretion).

The following table provides certain information as to Jazz’s principal general offices, manufacturing and warehouse facilities lease:

Property Location	Floor Space
Newport Beach, California	320,510 square feet

Item 3. Legal Proceedings

From time to time, we may be party to a variety of legal, administrative, regulatory and/or government proceedings, claims and inquiries arising in the normal course of business.  While the results of any such proceedings, claims and inquiries cannot be predicted with certainty, management believes that the total liabilities to the Company that may arise as a result of  such matters currently pending will not have a material adverse effect on the Company.

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

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends in the near future. It is our board’s current intention to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends, if and when paid, will be within the discretion of the  board of directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Item 6. Selected Financial Data

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

JAZZ TECHNOLOGIES, INC.

The following discussion and analysis of the financial condition and results of operations of Jazz Technologies, Inc. for the years ended December 31, 2013 and December 31, 2012, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K, including the information in the section entitled “Risk Factors” of this report.

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

Results of Operations

For the years ended December 31, 2013 and December 31, 2012 we had net loss of $10.8 million and $7.3 million, respectively.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Year Ended
	December 31, 2013	December 31, 2012
Net revenues	100%	100%
Cost of revenues	81.8	81.8
Gross profit	18.2	18.2
Operating expenses:
Research and development	7.0	7.9
Selling, general and administrative	7.5	8.6
Amortization related to a lease agreement early termination	4.5	--
Total operating expenses	19.0	16.5
Operating income (loss)	(0.8)	1.8
Financing expense, net	(8.6)	(8.2)
Other income (expense), net	(0.3)	0.1
Income tax benefit	3.2	1.9
Net loss	(6.5)%	(4.5)%

Comparison of Years Ended December 31, 2013 and December 31, 2012

Revenues

Our net revenues for the year ended December 31, 2013 amounted to $166.5 million as compared to $164.4 million for the year ended December 31, 2012. The approximate 1% revenue increase is mainly attributable to a 1% increase in the average selling price on our products recorded during this year.

Cost of Revenues

Our cost of revenues amounted to $136.2 million for the year ended December 31, 2013 comparing to $134.4 million for the year ended 2012. The increase in cost of revenues is mainly attributed to higher depreciation resulted from Cap-ex investments we have made during 2012 and 2013 to increase our capacity and capabilities.

Gross Profit

Gross profit is $30.3 million in the year ended December 31, 2013 as compared to $30.0 million in the year ended 2012, a $0.3 million improvement resulted from the above components.

Operating Expenses

Operating expenses for the year ended December 31, 2013 amounted to $31.6 million, as compared to $27.1 million in the year ended December 31, 2012. The increase in operating expenses for the year ended December 31, 2013 is solely due to $7.5 million amortization related to a lease agreement early termination of an office building lease offset by $3.0 million of successful cost savings activities.

Financing expense, net

Financing expense, net for the year ended December 31, 2013 amounted to $14.4 million, as compared to $13.4 million for the year ended December 31, 2012. Finance expense, net mainly relates to our notes. The $1.0 million increase is attributed mainly to non-cash notes accretion  which is  increasing gradually towards the maturity of the notes.

Other Income (Expense), net

Other income (expense), net includes mainly capital loss or gain from sales of fixed assets.

Income Tax Benefit

Income tax benefit amounted to $5.3 million in the year ended December 31, 2013, as compared to income tax benefit of $3.1 million in the year ended December 31, 2012. The increase in income tax benefit is due to the increase in the loss before tax. See also Note 6 to our consolidated financial statements included in this report.

Net Loss

Net loss for the year ended December 31, 2013 was $10.8 million as compared to $7.3 million net loss for the year ended December 31, 2012. Such increase in net loss is a result of the $7.5 million amortization related to the early termination of an office building lease in 2013, offset by $4.0 million of cost savings actions and tax benefits, as detailed above.

Changes in Financial Condition

Liquidity and Capital Resources

During 2013, we increased our cash and cash equivalents from $43.3 million as of December 31, 2012 to $51.4 million As of December 31, 2013. During the year ended December 31, 2013 we generated approximately $36 million from operating activities, excluding $8 million of interest payments, and invested in fixed assets, net, approximately $20 million.

As of December 31, 2013 our debt par value  was approximately $112.7 million, comprised of approximately $93.6 million notes due June 2015 and approximately $19.1 million borrowing under the Wells Fargo line of credit due December 2018. In December 2013, we signed an amendment to our Wells Fargo credit line agreement which, among other terms,  extended the final payment date of the loans to December 2018, subject to certain conditions stipulated in the amendment, including a requirement to provide assurance in a form satisfactory to Wells Fargo for the ability of Jazz to address at least a portion of it $93.6 million notes due June 2015 prior to its maturity. We will need a significant amount of cash to satisfy our long-term and short-term debt and meet our other cash needs, which may not be available to us. Our ability to make payments on, or repay or refinance, our debt and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance, our ability to drawdown additional funds, if required, from Wells Fargo credit line and our ability to refinance the notes due 2015. Our future operating performance, to a certain extent, is subject to general economic conditions, financial markets, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to refinance the notes and that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our debt or to fund our other liquidity needs.  In order to finance our short and long-term debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets; issuance of new securities; intellectual property licensing; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring or recycling of existing debt into new debt or other vehicles, which might be done in a structure similar to that of our July 2010 bonds exchange transaction.  The Wells Fargo line of credit imposes certain limitations on our ability to repay or refinance the notes and/or to incur additional debt without Wells Fargo’s consent. If we will not provide the required assurance to Wells Fargo in relation to the $93.6 million notes due June 2015 in a form   satisfactory to Wells Fargo prior to the notes maturity date, as stipulated in the Wells Fargo credit line amendment, or if we default on payment of the notes at maturity, such default would trigger a cross default under the Wells Fargo line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wells Fargo credit line. There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our debt. A default by us on any of our debt could have a material adverse effect on our operations and the interests of our creditors, and may affect our ability to fulfill our debt obligations and other liabilities.

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

As of December 31, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8.  Financial Statements and supplementary data

INDEX

JAZZ TECHNOLOGIES, INC.

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Jazz Technologies, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Jazz Technologies, Inc. and subsidiaries, (the "Company) (a wholly owned subsidiary of Tower Semiconductor Ltd.) as of December 31,2013 and 2012 and the related consolidated statements of operations, comprehensive loss, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jazz Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor Zohar & Co.
Certified public accountants
A Member Firm of Deloitte Touche Tohmatsu
Tel Aviv, Israel
February 27, 2014

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Balance Sheets
 (in thousands)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$51,351	$43,306
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 and $67 at December 31, 2013 and December 31, 2012, respectively	20,426	20,056
Other receivables	9,835	1,727
Inventories	26,297	24,020
Deferred tax asset	3,846	4,207
Other current assets	1,303	2,896
Total current assets	113,058	96,212
Long-term investments	778	--
Property, plant and equipment, net	78,345	91,464
Intangible assets, net	28,302	39,126
Goodwill	7,000	7,000
Other assets – related parties	1,686	4,055
Other assets – others	1,647	1,903
Total assets	$230,816	$239,760
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt	$--	$19,100
Accounts payable	15,290	16,113
Accrued compensation and benefits	5,985	6,325
Deferred revenues	2,492	573
Other current liabilities	5,205	4,633
Total current liabilities	28,972	46,744
Long term liabilities:
Long-term debt from banks	19,100	--
Notes	81,181	74,584
Deferred tax liability	2,429	6,089
Employee related liabilities	2,551	7,592
Other long-term liabilities	12,780	12,602
Total liabilities	147,013	147,611
Stockholder’s equity:
Ordinary shares of $1 par value;
Authorized: 200 shares;
Issued: 100 shares;
Outstanding: 100 shares;
Additional paid-in capital	63,576	63,576
Cumulative stock based compensation	2,173	2,093
Accumulated other comprehensive earnings	3,357	1,007
Retained earnings	14,697	25,473
Total stockholders' equity	83,803	92,149
Total liabilities and stockholders’ equity	$230,816	$239,760

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Operations
(in thousands)

	Year ended December 31,
	2013	2012	2011
Revenues	$166,485	$164,395	$168,511
Cost of revenues	136,200	134,393	130,352
Gross profit	30,285	30,002	38,159
Operating expenses:
Research and development	11,662	12,930	11,936
Selling, general and administrative	12,485	14,166	16,026
Amortization related to a lease agreement early termination	7,464	--	--
Total operating expenses	31,611	27,096	27,962
Operating profit (loss)	(1,326)	2,906	10,197
Financing expense, net	(14,363)	(13,438)	(16,380)
Other income (expense), net	(433)	159	13,708
Profit (loss) before income taxes	(16,122)	(10,373)	7,525
Income tax benefit (expense)	5,346	3,052	(3,125)
Net income (loss)	$(10,776)	$(7,321)	$4,400

 See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$(10,776)	$(7,321)	$4,400
Change in employees plan assets and benefit obligations , net of taxes $1,268, $1,591 and $174 for the years ended December 31, 2013, 2012 and 2011, respectively	2,350	2,440	518
Foreign currency translation adjustment	--	--	(48)
Comprehensive income (loss)	$(8,426)	$(4,881)	$4,870

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Stockholder’s Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital and cumulative stock based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
Balance at December 31, 2010	100	$--	$64,418	$(1,903)	$28,394	$90,909
Stock compensation expense	--	--	652	--	--	652
Tax benefit relating to stock based compensation	--	--	45	--	--	45
Comprehensive loss:
Other comprehensive loss	--	--	--	470	--	470
Net profit	--	--	--	--	4,400	4,400
Balance at December 31, 2011	100	$--	$65,115	$(1,433)	$32,794	$96,476
Stock compensation expense	--	--	554	--	--	554
Other comprehensive loss	--	--	--	2,440	--	2,440
Net Loss	--	--	--	--	(7,321)	(7,321)
Balance at December 31, 2012	100	$--	$65,669	$1,007	$25,473	$92,149
Stock compensation expense	--	--	261	--	--	261
Tax benefit relating to stock based compensation	--	--	(181)	--	--	(181)
Other comprehensive loss	--	--	--	2,350	--	2,350
Net Loss	--	--	--	--	(10,776)	(10,776)
Balance at December 31, 2013	100	$--	$65,749	$3,357	$14,697	$83,803

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
Tower Semiconductor, Ltd.) and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(10,776)	$(7,321)	$4,400
Adjustments to reconcile net income (loss) for the period to net cash provided by operating activities:
Depreciation and amortization of intangible assets	47,720	35,883	33,247
Notes accretion and amortization of deferred financing costs	6,931	5,865	6,992
Stock based compensation expense	261	554	652
Other income, net	433	(159)	(13,708)
Changes in operating assets and liabilities:
Trade receivables	(688)	(3,596)	13,545
Inventories	(2,277)	1,356	(6,280)
Other receivables and other current assets	(4,522)	1,251	(379)
Accounts payable	(2,598)	1,947	(6,440)
Due to related parties, net	(2,021)	(1,668)	(2,748)
Accrued compensation and benefits	(340)	911	(285)
Deferred revenue	1,919	(2,024)	763
Other current liabilities	480	(1,375)	(4,553)
Deferred tax liability, net	(4,550)	(1,074)	(3,783)
Employee related liabilities and long-term liabilities	(1,945)	(3,367)	9,996
Net cash provided by operating activities	28,027	27,183	31,419
Investing activities:
Purchases of property and equipment	(21,314)	(21,178)	(28,011)
Proceeds related to property and equipment	1,332	14,030	6,115
Proceeds from investment realization	--	--	31,400
Net cash provided by (used in) investing activities	(19,982)	(7,148)	9,504
Financing activities:
Debt repayment	--	--	(43,735)
Short-term debt from bank	--	3,800	(6,700)
Net cash provided by (used in) financing activities	--	3,800	(50,435)
Effect of foreign exchange rate change	--	--	(48)
Net increase (decrease) in cash and cash equivalents	8,045	23,835	(9,560)
Cash and cash equivalents at beginning of the period	43,306	19,471	29,031
Cash and cash equivalents at end of the period	$51,351	$43,306	$19,471

Non-cash activities:

	Year ended December 31,
	2013	2012	2011
Investments in property, plant and equipment	$6,304	$4,049	$3,443

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2013	2012	2011
Cash paid during the period for interest	$7,500	$7,734	$11,965
Cash paid during the period for income taxes	$--	$852	$(97)

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

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. They contain all accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2013 and December 31, 2012, and the consolidated results of its operations and cash flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified in order to conform to the 2013 presentation.

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

In accordance with ASC Topic 605 “Revenue Recognition”, the Company recognizes revenues from sale of products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. Revenues are recognized when the acceptance criteria are satisfied, based on performing electronic, functional and quality tests on the products prior to shipment. Such Company testing reliably demonstrates that the products meet all of the specified criteria prior to formal customer acceptance.

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

Property, Plant and Equipment

Property and equipment are presented at cost, including capitalizable costs. Capitalizable costs include only costs that are identifiable with, and related to, the property and equipment and are incurred prior to its initial operation.

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

The Company conducted an impairment analysis as of December 31, 2013. The Company used the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the Company. Significant management judgment is required in the forecasts of future operating results used for this methodology. As a result of this analysis, the carrying amount of the Company’s net assets, including goodwill were not considered to be impaired and the Company did not recognize any impairment of goodwill for the period ended December 31, 2013.

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

Stock Based Compensation

The Company applies the provisions of ASC 718 Compensation- Stock Compensation, under which employee share-based equity awards are accounted for under the fair value method. Accordingly, stock-based compensation to employees and directors is measured at the grant date, based on the fair value of the award. The Company estimates stock price volatility based on historical volatility of Tower’s stock price. The Company uses the straight-line attribution method to recognize stock-based compensation costs over the vesting period of the award.

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Expected life in years	4.75 years	4.75 years	4.75 years
Expected annual volatility	51.16%-64.52%	52.81%-55.04%	50.84%-54.45%
Risk-free interest rate	0.77%-1.77%	0.65%-1.03%	0.94%-2.3%
Dividend yield	0.00%	0.00%	0.00%

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 31, 2013 and December 31, 2012 consists of:

	December 31, 2013	December 31, 2012
Customer 1	36%	24%
Customer 2	12	*

Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Customer A	23%	17%	17%
Customer B	*	*	10

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

Initial Adoption of New Standards

On January 31, 2013, the FASB issued ASU 2013-01, which clarifies the scope of the offsetting disclosure requirements in ASU 2011-11. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU 2013-01 had no impact on the Company’s financial position or results of operations.

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

The ASU does not change the current U.S. GAAP requirements, for either public or nonpublic entities, for financial statement reporting of comprehensive income. That is, a total for comprehensive income must be reported in either (1) a single continuous statement or (2) two separate but consecutive statements. However, public entities would also need to include information about (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012. Adoption of this guidance had no impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11 amending requirements for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. ASU No. 2013-11 is effective for annual and interim periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 had no impact on the Company’s financial position or results of operations.

Note 3:  Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Raw material	$4,434	$4,144
Work in process	15,618	9,366
Finished goods	6,245	10,510
	$26,297	$24,020

Property, plant and equipment

Property, plant and equipment consist of the following at December 31, 2013 and December 31, 2012 (in thousands):

	Useful life (In years)	December 31, 2013	December 31, 2012
Building (including facility infrastructure)	10-14	$26,809	$25,237
Machinery and equipment	3-7	196,812	176,294
		223,621	201,531
Accumulated depreciation		(145,276)	(110,067)
		$78,345	$91,464

Intangible Assets

Intangible assets consist of the following at December 31, 2013 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,046	$1,254
Patents and other core technology rights	9	15,100	8,870	6,230
In process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	916	1,684
Trade name	9	5,200	3,054	2,146
Facilities lease	1,19	33,500	16,512	16,988
Total identifiable intangible assets		$61,500	$33,198	$28,302

Intangible assets consist of the following at December 31, 2012 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$2,300	$1,400	$900
Patents and other core technology rights	9	15,100	7,192	7,908
In process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	743	1,857
Trade name	9	5,200	2,477	2,723
Facilities lease	1,19	33,500	7,762	25,738
Total identifiable intangible assets		$60,500	$21,374	$39,126

The amortization related to technology, patents and other core technologies rights, and facilities lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4:   Wells Fargo Asset-Based Revolving Credit Line

In December 2013, the Company entered into an agreement with Wells Fargo Capital Finance, part of Wells Fargo & Company (“Wells Fargo”), for a five-year secured asset-based revolving credit line in the total amount of up to $70 million maturing in December 2018 (the “Credit Line Agreement”). Loans under the Credit Line Agreement  bear interest at a rate equal to, at lender’s option, either the lender’s prime rate plus a margin ranging from 0.50% to 1.0% or the LIBOR rate plus a margin ranging from 1.75% to 2.25% per annum.

The outstanding borrowing availability varies from time to time based on the levels of the Company's eligible accounts receivable, eligible equipment, eligible inventories and other terms and conditions described in the Credit Line Agreement. The Credit Line Agreement is secured by the assets of the Company. The Loan Agreement contains customary covenants and other terms, including covenants, as well as customary events of default and a requirement to provide assurance in a form satisfactory to Wells Fargo for the ability of the Company  to address its approximately $94 million notes due June 2015 prior to its maturity. If any event of default occurs, Wells Fargo may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the Loan Agreement would result in an increase in the interest rate on any amounts outstanding.

Borrowing availability under the Credit Line Agreement as of December 31, 2013 was approximately $52 million.

As of December 31, 2013, the Company was in compliance with all the covenants under this facility.

Outstanding borrowing as of December 31, 2013 was approximately $19 million.

Note 5:  Notes

In July 2010, the Company issued notes in the principal amount of approximately $94 million due June 2015 (the “2010 Notes”).   Interest on the 2010 Notes at a rate of 8% per annum is payable semiannually.

The 2010 Notes constitute unsecured obligations of the Company, rank on parity in right of payment with all other debt of the Company, are effectively subordinated to all secured debt of the Company to the extent of the value of the collateral securing such debt, including debt to Wells Fargo under the Credit Line Agreement, see Note 4.  The 2010 Notes are not guaranteed by Tower. The 2010 Notes shall rank senior to all future debt of the Company to the extent the future debt is expressly subordinated to the 2010 Notes. The 2010 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries.

Beginning July 1, 2013, the Company may redeem some or all of the 2010 Notes for cash at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 4% if redemption occurs prior to July 1, 2014 and 2% if redemption occurs between July 1, 2014 and maturity.

The indenture of the 2010 Notes contains certain customary covenants as set forth in the Indenture.

Holders of the 2010 Notes are entitled, subject to certain conditions and restrictions, to require the Company to repurchase the 2010 Notes at par plus accrued interest and a 1% redemption premium in the event of certain change of control transactions.

If there is an event of default on the 2010 Notes, all of the 2010 Notes may become immediately due and payable, subject to certain conditions set forth in the Indenture.

The Company’s obligations under the 2010 Notes are guaranteed by the Company’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidated financial information for such subsidiaries because the subsidiaries have no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and the subsidiaries of the Company, other than the subsidiary guarantors, are minor.

For disclosure purpose, the 2010 Notes fair value of $89 million  is determined by taking in consideration (i) the market approach, using the last quotations of the notes and (ii) the income approach utilizing the present value method at discount rate with credit worthiness appropriate for the Company.

Note 6:  Income Taxes

The Company’s effective tax rate differs from the statutory rate as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Tax provision (benefit) computed at the federal statutory rate	$(5,643)	$(3,630)	$2,634
State tax, net of federal provision (benefit)	262	100	96
Research Credits	(186)	--	(201)
Unrecognized tax benefits	298	248	447
Permanent items & others	(77)	230	149
Income tax provision (benefit)	$(5,346)	$(3,052)	$3,125

The Company’s tax provision (benefit) is as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Current tax expense (benefit):
Federal	$(633)	$(1,948)	$6,687
State	41	(51)	95
Foreign	12	21	59
Total current	(580)	(1,978)	6,841
Deferred tax benefit:
Federal	(4,766)	(1,074)	(3,716)
State	--	--	--
Total deferred	(4,766)	(1,074)	(3,716)
Income tax provision (benefit)	$(5,346)	$(3,052)	$3,125

The Company’s effective tax rate for the year ended December 31, 2013 is lower than the statutory rate primarily due to interest expense on unrecognized tax benefits.

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

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets– current:
Net operating loss carryforwards	$2,026	$758
Employees benefits and compensation	1,520	1,566
Accruals, reserves and others	1,757	2,449
Total deferred tax assets	5,303	4,773
Valuation allowance	(1,457)	(566)
Total current deferred tax benefit	$3,846	$4,207

Net deferred tax liability- long-term:
Deferred tax assets
Net operating loss carry forward	$10,751	$11,871
Employees benefits and compensation	2,829	3,413
Other	--	104
	13,580	15,388
Valuation allowance	(4,983)	(5,779)
	8,597	9,609
Deferred tax liability - property, plant and equipment	$(1,230)	$(2,504)
Intangible assets	(7,253)	(11,063)
Debt discount	(884)	(1,203)
Other	(1,659)	(928)
Total deferred tax liabilities	(2,429)	(6,089)
Net deferred taxes	$1,417	$(1,882)

The future utilization of the Company’s net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred. Additional limitations could apply if ownership changes occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s Merger with Tower. The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $2.1 million for the use in its tax return. The Company had at December 31, 2013 federal net operating loss carry forwards of approximately $36 million that will begin to expire in 2021 unless previously utilized.

At December 31, 2013, the Company had state net operating loss carry forwards of approximately $123.9 million. The state tax loss carry forwards will begin to expire in 2014, unless previously utilized.

At December 31, 2013, the Company had combined federal and state alternative minimum tax credits of $0.2 million. The alternative minimum tax credits do not expire. At December 31, 2013, the Company had approximately $0.8 million of federal research and development credits that will begin to expire in 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2013	$19,721
Additions for tax positions of current year	12
Reductions for tax positions of prior years	(371)
Balance at December 31, 2013	$19,362

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2012	$23,965
Reductions for tax positions of prior year	(275)
Settlements	(3,969)
Balance at December 31, 2012	$19,721

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2011	$14,908
Additions for tax positions of current year	50
Additions for tax positions of prior year	9,730
Reductions for tax positions of prior year	(723)
Balance at December 31, 2011	$23,965

The Company accounts for its uncertain tax provisions in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2013, the Company had unrecognized tax benefits of $19.4 million. The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is $19.0 million as of December 31, 2013.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2010; state and local income tax examinations before 2009; and foreign income tax examinations before 2010. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

The American Taxpayer Relief Act of 2012 (the “Act”) cleared the House of Representatives and the Senate on January 1, 2013, and was signed into law by President Obama on January 2, 2013.  Among other things, the Act extended the research tax credit retroactively to 2012 and prospectively through the end of 2013.  Had the Act been enacted as of December 31, 2012, the research tax credit would have increased our effective tax rate for the year ended December 31, 2012  by approximately 1.4%.

In September 2013, the U.S. Treasury Department released final income tax regulations on the deduction and  capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014, and may be adopted in earlier years.  The Company does not intend to early adopt the tax regulations. The tangible property regulations will require the Company to make additional tax accounting method changes as of January 1, 2014; however, the Company does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations and its footnote disclosures.

Note 7:  Employee Benefit Plans

The following information provided recognizes the changes in 2013, 2012 and 2011 periodic expenses and benefit obligations due to the bargaining agreement effective December 19, 2009 entered into by the Company with its collective bargaining unit employees.

Postretirement Medical Plan

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net periodic benefit cost
Service cost	$32	$146	$193
Interest cost	126	399	573
Expected return on plan assets	--	--	--
Amortization of transition obligation/(asset)	--	--	--
Amortization of prior service costs	(1,703)	(244)	114
Amortization of net (gain) or loss	(132)	--	109
Total net periodic benefit cost	$(1,677)	$301	$989
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$(91)	$(3,851)	$(990)
Net (gain) or loss for the period	(668)	(1,355)	(1,752)
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	1,703	244	(114)
Amortization of net gain or (loss)	132	--	(109)
Total recognized in other comprehensive income	$1,076	$(4,962)	$(2,965)
Total recognized in net periodic benefit cost and other comprehensive income	$(601)	$(4,661)	$(1,976)
Weighted average assumptions used:
Discount rate	4.30%	5.20%	5.90%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for current year (Pre-65/Post-65)	8.25%/35.00%	8.25%/57.00%	10.00%/21.00%
Ultimate rate (Pre-65/Post-65)	5.00%/5.00%	5.00%/5.00%	5.00%/5.00%
Year the ultimate rate is reached (Pre-65/Post-65)	2022/2022	2021/2019	2021/2019
Measurement date	December 31, 2013	December 31, 2012	December 31, 2011

Impact of one-percentage point change in assumed health care cost trend rates as of December 31, 2013:	Increase	Decrease
Effect on service cost and interest cost	13	$(10)
Effect on postretirement benefit obligation	145	(116)

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$2,995	$7,749	$9,811
Service cost	32	146	193
Interest cost	126	399	573
Benefits paid	(77)	(93)	(86)
Change in plan provisions	(91)	(3,851)	(990)
Actuarial loss (gain)	(668)	(1,355)	(1,752)
Benefit obligation end of period	$2,317	$2,995	$7,749
Change in plan assets:
Fair value of plan assets at beginning of period	$--	$--	$--
Actual return on plan assets	--	--	--
Employer contribution	77	93	86
Benefits paid	(77)	(93)	(86)
Fair value of plan assets at end of period	$--	$--	$--
Funded status	$(2,317)	$(2,995)	$(7,749)

Non-current assets	$--	$--	$--
Current liabilities	(89)	(132)	(137)
Non-current liabilities	(2,228)	(2,863)	(7,612)
Net amount recognized	$(2,317)	$(2,995)	$(7,749)
Weighted average assumptions used:
Discount rate	5.20%	4.30%	5.20%
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year (Pre 65/Post 65)	7.75%/25.00%	8.25%/35.00%	8.25%/57.00%
Ultimate rate (Pre 65/ Post 65)	5.00%/5.00%	5.00%/5.00%	5.00%/5.00%
Year the ultimate rate is reached (Pre 65/ Post 65)	2022/2022	2022/2022	2021/2019

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits ($)
2014	$89
2015	83
2016	82
2017	101
2018	116
2019-2023	$678

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

The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands, except percentages):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net periodic benefit cost
Service cost	$--	$--	$--
Interest cost	732	761	736
Expected return on plan assets	(948)	(817)	(810)
Amortization of transition obligation/(asset)	--	--	--
Amortization of prior service costs	--	--	--
Amortization of net (gain) or loss	97	70	--
Total net periodic benefit cost	$(119)	$14	$(74)

Prior service cost for the period	$93	$--	$--
Net (gain) or loss for the period	(4,696)	1,000	2,468
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	--	--	--
Amortization of net gain or (loss)	(97)	(70)	--
Total recognized in other comprehensive income	$(4,700)	$930	$2,468
Total recognized in net periodic benefit cost and other comprehensive income	$(4,819)	$944	$2,394
Weighted average assumptions used:
Discount rate	4.30%	5.10%	5.70%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:
Transition obligation (asset)	$--	$--	$--
Prior service cost	3	--	--
Net actuarial (gain) or loss	$--	$97	$--

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s pension plan are as follows (in thousands, except percentages):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$17,272	$15,134	$13,105
Service cost	--	--	--
Interest cost	732	761	736
Benefits paid	(437)	(293)	(273)
Change in plan provisions	93	--	--
Actuarial loss (gain)	(1,787)	1,670	1,566
Benefit obligation end of period	$15,873	$17,272	$15,134
Change in plan assets
Fair value of plan assets at beginning of period	$12,543	$10,842	$10,742
Actual return on plan assets	3,857	1,488	(92)
Employer contribution	689	506	465
Benefits paid	(437)	(293)	(273)
Fair value of plan assets at end of period	$16,652	$12,543	$10,842
Funded status	$779	$(4,729)	$(4,292)
Accumulated benefit obligation	$15,873	$17,272	$15,134

Non-current assets	$779	$--	$--
Current liabilities	--	--	--
Non-current liabilities	--	(4,729)	(4,292)
Net amount recognized	$779	$(4,729)	$(4,292)
Weighted average assumptions used
Discount rate	5.10%	4.30%	5.10%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2014	$540
2015	615
2016	684
2017	748
2018	806
2019-2023	$4,829

The Plan’s assets measured at fair value on a recurring basis consisted of the following as of December 31, 2013:

	Level 1	Level 2	Level 3
Investments in Mutual Funds	$--	$16,652	$--
Total plan assets at fair value	$--	$16,652	$--

The Plan’s assets measured at fair value on a recurring basis consisted of the following as of December 31, 2012:

	Level 1	Level 2	Level 3
Investments in Mutual Funds	$--	$12,543	$--
Total plan assets at fair value	$--	$12,543	$--

The Company’s pension plan weighted average asset allocations at December 31, 2013 by asset category are as follows:

Asset Category:	December 31, 2013	Target allocation 2014
Equity securities	86%	65%-75%
Debt securities	14%	25%-35%
Real estate	0%	0%
Other	0%	0%
Total	100%	100%

The Company’s primary policy goals regarding plan assets are cost-effective diversification of plan assets, competitive returns on investment, and preservation of capital. Plan assets are currently invested in mutual funds with various debt and equity investment objectives. The target asset allocation for the plan assets is 25-35% debt, or fixed income securities, and 65-75% equity securities. Individual funds are evaluated periodically based on comparisons to benchmark indices and peer group funds and necessary investment decisions are made in accordance with the policy goals of the plan investments by management. Actual allocation to each asset category fluctuate and might be outside the target range due to changes in market conditions. In 2014 Jazz rebalanced its assets allocation to align with the target asset allocation.

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

Note 8:  Stockholders’ Equity

In August 2012, Tower completed a reverse split of its ordinary shares at a ratio of 1 for 15. Proportional adjustments were made to all of Tower’s outstanding convertible securities.

All numbers of shares and other convertible securities of Tower and Tower's share price in these financial statements reflect the effect of the reverse share split.

Common Stock

As of December 31, 2013 and December 31, 2012, the Company had 200 authorized shares.

The number of outstanding shares of the Company's common stock at December 31, 2013 was 100, all of which are owned by Tower.

Stock Options

Pursuant to the Merger with Tower, options to purchase shares of the Company’s common stock that were outstanding immediately prior to the effective date of the Merger became exercisable for Tower ordinary shares. As of December 31, 2013 61,325 non-qualified stock options outstanding under those plans. No further grants may be made under these plans.

On September 19, 2008, Tower awarded non-statutory stock options to employees of the Company. The stock option grants vest on the second anniversary from the date of grant.  As of December 31, 2013 9,337 non-qualified stock options outstanding under this plan. No further grants may be made under this plan.

Tower’s 2009 Share Incentive Plans (the "2009 Plans") - In 2009 the Company adopted new share incentive Plans to directors officers, employees and its subsidiaries. The options granted at an exercise price which equals the closing market price of the ordinary shares immediately prior to the date of grant, vest over up to a three, and are not exercisable beyond seven years from the grant date. As of December 31, 2013 166,451 non-qualified stock options outstanding under the 2009 Plans. No further grants may be made under these plans

Tower’s 2013 Share Incentive Plan (the "2013 Plan") -In 2013 the Company adopted new share incentive Plan to directors, officers, employees and its subsidiaries. Options to be granted under the plan will bear exercise price which equals an average of the closing price in the thirty trading days immediately prior to the date of grant, vest over up to a three year period and are not exercisable beyond seven years from the grant date. As of December 31, 2013 886,634 non-qualified stock options are outstanding under the 2013 Plan. Further grants may be approved in accordance with the Board of Directors of the Company’s decision.

During 2012, Tower awarded 5,001 non-qualified stock options to Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $12.91.

During 2013, Tower awarded 894,634 non-qualified stock options to Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $4.48.

The Company recorded $261,000, $553,000 and $652,000 of compensation expenses relating to options granted to employees, for the years ended December 31, 2013, 2012 and 2011, respectively. Stock-based compensation expense was recognized in the following line items in the statement of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Component of income (loss) before provision for income taxes:
Cost of revenue	$190	$291	$346
Research and development, net	120	126	153
Selling, general and administrative	(49)	136	153
Stock-based compensation expense	261	553	652
Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	(92)	(196)	(244)
Stock-based compensation, net of taxes	$169	$357	$408

The following table summarizes stock option award activity:

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2012	364	$15.51
Granted	895	4.48
Exercised	(19)	4.35
Cancelled or expired	(116)	21.49
Outstanding at December 31, 2013	1,124	6.30
Options exercisable at December 31, 2013	203	$12.08

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2011	364	$15.55
Granted	5	12.91
Exercised	(1)	5.58
Cancelled or expired	(4)	17.00
Outstanding at December 31, 2012	364	15.51
Options exercisable at December 31, 2012	251	$13.07

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2010	299	$13.14
Granted	101	21.16
Exercised	(16)	7.03
Cancelled or expired	(20)	14.54
Outstanding at December 31, 2011	364	15.55
Options exercisable at December 31, 2011	185	$15.38

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2013 were as follows:

Options Outstanding:

Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
$4.35-13.2	1,027	$4.67	6.35
$21-28.2	97	$23.51	3.78
	1,124	$6.30	6.13

Options Exercisable:

Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
$4.35-13.2	133	$5.62	3.07
$21-28.2	70	$24.37	3.63
	203	$12.08	3.27

The following table summarizes key data points for exercised options (in thousands):

	Year Ended December 31,
	2013	2012	2011
The intrinsic value of options exercised	$31	$5	$186
Cash received from the exercise of stock options	82	4	113
The tax benefit realized from stock options exercised	10	2	63
The fair value of options exercised	$124	$3	$54

Note 9:  Related Party Transactions:

	December 31, 2013	December 31, 2012
Due from related party (included in the accompanying balance sheets)	$6,406	$6,100
Due to related parties (included in the accompanying balance sheets )	$146	$54

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

Note 11:  Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2027, including the Company’s options to extend the lease term at its sole discretion from 2017 to 2022 and from 2022 to 2027. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations.

In regards to an office building lease, the Company’s landlord exercised its right to terminate the office building lease, effective January 1, 2014. The Company moved its offices to the fabrication building and to nearby new leased office space. The Company and the landlord signed an additional amendment to the amended lease to reflect termination of the office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities through 2027 (including by exercising its two consecutive five-year extension periods which it can exercise in its sole discretion).

Aggregate rental expense under operating leases was approximately $2.4 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum payments under non-cancelable building operating lease are as follows:

	Payment Obligations by Year (in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,898	$2,096	$2,108	$693	$372	$408	$7,575

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

Indemnification

The Company has entered into contracts with customers in which the Company provides certain indemnification to the customer in the event of claims of patent or other intellectual property infringement that arise from the Company's manufacturing process. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable and estimable.

Note 12:  Valuation Account

Dollars in thousands		Additions
	Balance at the beginning of the period	Charged to costs and expenses	Deductions (A)	Balance at the end of the period
Allowance for doubtful accounts receivable:

Year ended December 31, 2013	$67	$(61)	$(6)	$0
Year ended December 31, 2012	$1,020	$17	$(970)	$67
Year ended December 31, 2011	$326	$1,017	$(323)	$1,020

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment using those criteria, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 14.  Principal Accounting Fees and Services

The following presents aggregate fees billed to us by Deloitte Touche Tohmatsu, our current principal accountants for the years ended December 31, 2013 and December 31, 2012. All of the fees described below were pre-approved by our audit committee.

Audit Fees. Audit fees billed by Brightman Almagor Zohar, a member of Deloitte Touche Tohmatsu were $224,500 for the year ended December 31, 2013 and $287,500 for the year ended December 31, 2012.

Audit-Related Fees. For the years ended December 31, 2013 and December 31, 2012 audit-related fees billed were  $646 and $5,296, respectively, in connection with Sarbanes Oxley compliance.

Tax Fees. Tax fees billed were $49,000 for the year ended December 31, 2013, and $54,679 for the year ended December 31, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements Schedules and Exhibits.

(1)	The following financial statements are included in Item 8:

i)
Jazz Technologies, Inc.
Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Comprehensive Income (Loss)
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

10.28
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011 – Incorporated by reference to Exhibit 10.48 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.29
Eighth Amendment dated as of December 17, 2013 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008.

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.1	Financial information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL.

*	Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAZZ TECHNOLOGIES, INC.

By:	/s/ NABIL ALALI
Nabil Alali
Principal Executive Officer

Date: March 3, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Nabil Alali and Ronit Vardi his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ NABIL ALALI	General Manager and Site Manager	March 3, 2014
Nabil Alali	(Principal Executive Officer)

/s/ RONIT VARDI	Chief Financial Officer	March 3, 2014
Ronit Vardi	(Principal Financial and Accounting Officer)