Form 10-Q
period 2014-03-31
Jazz Technologies, Inc.
filed 2014-05-16
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,653	$51,351
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 at March 31, 2014 and December 31, 2013	22,933	20,426
Other receivables	6,566	9,835
Inventories	25,984	26,297
Deferred tax asset	3,944	3,846
Other current assets	1,208	1,303
Total current assets	127,288	113,058
Long-term investments	921	778
Property, plant and equipment, net	75,138	78,345
Intangible assets, net	27,211	28,302
Goodwill	7,000	7,000
Other assets – related parties	1,562	1,686
Other assets – others	1,904	1,647
Total assets	$241,024	$230,816
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	20,323	15,290
Accrued compensation and benefits	6,929	5,985
Deferred revenues	1,058	2,492
Other current liabilities	2,949	5,205
Total current liabilities	31,259	28,972
Long term liabilities:
Long-term debt from banks	19,100	19,100
Notes	84,261	81,181
Deferred tax liability	5,235	2,429
Employee related liabilities	2,551	2,551
Other long-term liabilities	12,918	12,780
Total liabilities	155,324	147,013
Stockholder’s equity:
Ordinary shares of $1 par value;
Authorized: 200 shares;
Issued: 100 shares;
Outstanding: 100 shares;
Additional paid-in capital	74,986	63,576
Cumulative stock based compensation	2,355	2,173
Accumulated other comprehensive earnings	2,792	3,357
Retained earnings	5,567	14,697
Total stockholders' equity	85,700	83,803
Total liabilities and stockholders’ equity	$241,024	$230,816

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Revenues	$46,919	$36,774
Cost of revenues	39,919	29,899
Gross profit	7,000	6,875
Operating expenses:
Research and development	2,715	2,879
Selling, general and administrative	3,255	2,736
Amortization related to a lease agreement early termination	--	1,866
Total operating expenses	5,970	7,481
Operating income (loss)	1,030	(606)
Financing expense, net	(13,800)	(3,485)
Loss before income taxes	(12,770)	(4,091)
Income tax benefit	3,640	1,670
Net loss	$(9,130)	$(2,421)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Net loss	$(9,130)	$(2,421)
Change in employees plan assets and benefit obligations	(565)	(440)
Comprehensive loss	$(9,695)	$(2,861)

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Operating activities:
Net loss	$(9,130)	$(2,421)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Loss from notes exchange	9,817	--
Depreciation and amortization of intangible assets	10,489	10,891
Notes accretion and amortization of deferred financing costs	2,067	1,597
Stock based compensation expense	182	87
Changes in operating assets and liabilities:
Trade receivables	(2,507)	(974)
Inventories	313	173
Other receivables and assets	2,397	(2,142)
Accounts payable	2,654	1,281
Due to related parties, net	958	(628)
Accrued compensation and benefits	944	659
Deferred Revenue	(1,434)	(9)
Other current liabilities	(2,812)	(2,309)
Deferred tax liability, net	(3,437)	--
Employee related liabilities and other long-term liabilities	39	62
Net cash provided by operating activities	10,540	6,267
Investing activities:
Purchases of property and equipment	(4,452)	(5,000)
Proceeds related to property and equipment	--	726
Net cash used in investing activities	(4,452)	(4,274)
Financing activities:
Proceeds from issuance of notes, net	9,214	--
Net cash provided by financing activities	9,214	--
Net increase in cash and cash equivalents	15,302	1,993
Cash and cash equivalents at beginning of period	51,351	43,306
Cash and cash equivalents at end of period	$66,653	$45,299
Non cash activities:
Investments in property, plant and equipment	$4,557	$1,517

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$4,625	$3,867
Cash paid during the period for income taxes	$--	$--

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2014 and December 31, 2013, and the consolidated results of its operations and cash flows for the three months ended March 31, 2014 and March 31, 2013. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2014 presentation.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of March 31, 2014 and December 31, 2013 consists of:

	March 31, 2014	December 31, 2013
Customer 1	37%	36%
Customer 2	*	12

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended
	March 31, 2014	March 31, 2013
Customer A	30%	21%
Customer B	10	*
Customer C	*	15
Customer D	*	10

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

Initial Adoption of New Standards

No new accounting standards have been issued during 2014, with an effective date in or after fiscal year 2014, that is expected to have a significant impact on the Company’s consolidated financial statements.

Note 3: Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following on March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Raw material	$4,130	$4,434
Work in process	17,364	15,618
Finished goods	4,490	6,245
	$25,984	$26,297

Property, Plant and Equipment

Property, plant and equipment consist of the following on March 31, 2014 and December 31, 2013 (in thousands):

	Useful life(in years)	March 31, 2014	December 31, 2013
Building improvements	10-14	$26,984	$26,809
Machinery and equipment	3-7	202,831	196,812
		229,815	223,621
Accumulated depreciation		(154,677)	(145,276)
		$75,138	$78,345

Intangible Assets

Intangible assets consist of the following on March 31, 2014 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,206	$1,094
Patents and other core technology rights	9	15,100	9,289	5,811
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	960	1,640
Trade name	9	5,200	3,199	2,001
Facilities lease	1,19	33,500	16,835	16,665
Total identifiable intangible assets		$61,500	$34,289	$27,211

Intangible assets consist of the following on December 31, 2013 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,046	$1,254
Patents and other core technology rights	9	15,100	8,870	6,230
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	916	1,684
Trade name	9	5,200	3,054	2,146
Facilities lease	1,19	33,500	16,512	16,988
Total identifiable intangible assets		$61,500	$33,198	$28,302

The amortization related to technology, patents and other core technologies rights, and facilities lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

Note 4: Wells Fargo Asset-Based Revolving Credit Line

In December 2013, the Company entered into an agreement with Wells Fargo Capital Finance, part of Wells Fargo & Company (“Wells Fargo”), to amend the previous loan and security agreement, for a  five-year secured asset-based revolving credit line in the total amount of up to $70 million, maturing in December 2018 (the “Credit Line Agreement”). Loans under the Credit Line Agreement bear interest at a rate equal to, at lender’s option, either the lender’s prime rate plus a margin ranging from 0.50% to 1.0% or the LIBOR rate plus a margin ranging from 1.75% to 2.25% per annum.

The outstanding borrowing availability varies from time to time based on the levels of the Company's eligible accounts receivable, eligible equipment, eligible inventories and other terms and conditions described in the Credit Line Agreement. The Credit Line Agreement is secured by the assets of the Company. The Credit Line Agreement contains customary covenants and other terms, including customary events of default.  If any event of default occurs, Wells Fargo may declare due immediately, all borrowings under the facility and foreclose on the collateral. Furthermore, an event of default under the Credit Line Agreement would result in an increase in the interest rate on any amounts outstanding.  The Company's obligations pursuant to the Credit Line Agreement are not guaranteed by Tower.

Borrowing availability under the Credit Line Agreement as of March 31, 2014 was approximately $51 million.  As of March 31, 2014, the Company was in compliance with all the covenants under this facility.  Outstanding borrowing as of March 31, 2014, was approximately $19 million.

Note 5:Notes

Introduction

As of March 31, 2014, the Company has approximately $49 million principal amount of Notes outstanding due June 2015 and approximately $58 million principal amount of Notes outstanding due December 2018. Description and composition are as follows:

$49 million Jazz 2010 Notes due June 2015:

In July 2010, the Company issued notes in the principal amount of approximately $94 million due June 2015 (the “2010 Notes”).  Interest on the 2010 Notes at a rate of 8% per annum is payable semiannually. As a result of the consummation of the transactions related to the 2014 Exchange Agreement (as defined and discussed below), as of March 31, 2014, approximately $49 million principal amount of 2010 Notes was outstanding.

The 2010 Notes are unsecured obligations of the Company, rank equally with all other existing and future unsecured senior indebtedness of the Company, including the 2014 Notes (as defined below) and are effectively subordinated to all existing and future secured indebtedness of the Company, including the Company’s up to $70 million secured Credit Line Agreement with Wells Fargo (see Note 4 above), to the extent of the value of the collateral securing such indebtedness. The 2010 Notes are not guaranteed by Tower. The 2010 Notes shall rank senior to all existing and future subordinated debt of the Company.

Since July 1, 2013, the Company has had the right to redeem some or all of the 2010 Notes for cash at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 4% if redemption occurs prior to July 1, 2014 and 2% if redemption occurs between July 1, 2014 and maturity.

Holders of the 2010 Notes are entitled, subject to certain conditions and restrictions, to require the Company to repurchase the 2010 Notes at par plus accrued interest and a 1% redemption premium in the event of certain change of control transactions as set forth in the Indenture.

The indenture governing the 2010 Notes contains certain customary covenants as set forth in the Indenture.

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

$58 million Jazz 2014 Notes due December 2018:

In March 2014, the Company, together with certain of its domestic subsidiaries and Tower entered into an exchange agreement (the “2014 Exchange Agreement”) with certain holders (the “2014 Participating Holders”) according to which the Company issued new unsecured 8% convertible senior notes due December 2018 (the “2014 Notes”) in exchange for approximately $45 million in aggregate principal amount of 2010 Notes, thereby reducing the aggregate principal amount of 2010 Notes outstanding from $94 million to $49 million.

In addition, the Company, Tower and certain of the 2014 Participating Holders (the “Purchasers”) entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Purchasers agreed to purchase $10 million aggregate principal amount of 2014 Notes.

The 2014 Participating Holders and Purchasers may submit a conversion request with the Company to be settled at the Company’s discretion through cash or Tower‘s ordinary shares, in which event Tower has to issue ordinary shares based on a conversion price of $10.07 per share, reflecting a 20 percent premium over the average closing price for Tower’s ordinary shares for the five trading days ending on the day prior to the signing date of the 2014 Exchange Agreement and Purchase Agreement.

The 2014 Notes are unsecured senior obligations of the Company, rank equally with all other existing and future unsecured senior indebtedness of the Company, including the 2010 Notes, and are effectively subordinated to all existing and future secured indebtedness of the Company, including the Company’s up to $70 million secured Credit Line Agreement with Wells Fargo (see Note 4 above), to the extent of the value of the collateral securing such indebtedness. The 2014 Notes rank senior to all existing and future subordinated debt. The 2014 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries. The 2014 Notes are not guaranteed by Tower.

Holders of the 2014 Notes are entitled, subject to certain conditions and restrictions, to require the Company to repurchase the 2014 Notes at par plus accrued interest and a 1% redemption premium in the event of certain change of control transactions as set forth in the Indenture governing the 2014 Notes.

The Indenture contains certain customary covenants including covenants restricting the Company’s ability and the ability of its subsidiaries to, among other things, incur additional debt, incur additional liens, make specified payments and make certain asset sales.

If there is an event of default on the 2014 Notes, all of the 2014 Notes may become immediately due and payable, subject to certain conditions set forth in the Indenture.

Jazz’s obligations under the 2014 Notes are guaranteed by Jazz’s wholly owned domestic subsidiaries. The Company has not provided condensed consolidated financial information for such subsidiaries because the subsidiaries have no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and the subsidiaries of the Company, other than the subsidiary guarantors, are minor.

As of March 31, 2014, approximately $58 million principal amount of 2014 Notes was outstanding.

The Company concluded the exchange should not be recognized as a troubled debt restructuring in accordance with the provisions of  ASC 470-60 "Modifications and Extinguishments".  In accordance with the provisions of ASC 470-50 the Company concluded that the exchange resulted in an extinguishment of the old debt and the issuance of a new convertible debt to be recorded at fair value.  As described above, convertible notes were issued in exchange for certain of the 2010 Notes. Since the new convertible debt was not traded and no quotes were available, the Company determined the fair value of the new convertible notes using the present value technique. The 2014 Exchange Agreement resulted in an expense of approximately $9.8 million, which has been recorded in the statement of operations report as non-cash one-time financing expense for the three months ended March 31, 2014 and the convertible feature has been recorded in equity.

Note 6: Income Taxes

In 2013, the U.S. tax authorities commenced an audit of the Company’s 2011 tax returns, and asked the Company for certain reports and data in connection with said year’s tax returns. While there is no assurance that the Company will not be required to pay additional taxes pursuant to said audit, no tax adjustments have been requested to date.

As described above, the 2014 Exchange Agreement resulted in the recognition of a $9.8 million one time non cash cost included in financing expenses, net.  The tax benefit has been recorded entirely in the statements of operations for the three months ended March 31, 2014 and this one time non cash cost has not and will not impact the Company’s projected annual effective tax rate to be applied to year-to-date net profit or loss before income taxes excluding this one time non cash cost.

Note 7: Employee Benefit Plans

The pension and other post retirement benefit plans amount to $0.6 million and $0.4 million income for the three months ended March 31, 2014 and 2013, respectively.

Note 8: Employee Stock Option Expense

During the three months ended March 31, 2014, no options were awarded. The Company recorded $0.2 million and $0.1 million, respectively, of compensation expenses relating to options granted to employees for the three months ended March 31, 2014 and 2013.

Note 9: Related Party Transactions:

Related Party Transactions consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Due from related parties (included in the accompanying balance sheets)	$5,879	$6,406
Due to related parties (included in the accompanying balance sheets)	$782	$146

Related parties’ balances are with Tower and TowerJazz Japan Ltd. (“TJP”) and are mainly for purchases and payments on behalf of the other party, tools’ sale, tools’ lease and service charges.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and subsequent quarterly reports filed with the Securities and Exchange Commission for information regarding certain risk factors known to us that could cause reported financial information not to be necessarily indicative of future results.

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

This report, including these forward-looking statements, are subject to risks and uncertainties, including those risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and subsequent quarterly reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

RESULTS OF OPERATIONS

For the three months ended March 31, 2014, we had a net loss of $9.1 million compared to a net loss of $2.4 million for the three months ended March 31, 2013.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31, 2014	March 31, 2013
Net revenues	100%	100%
Cost of revenues	85.1	81.3
Gross profit	14.9	18.7
Operating expenses:
Research and development	5.8	7.8
Selling, general and administrative	6.9	7.4
Amortization related to a lease agreement early termination	-	5.1
Total operating expenses	12.7	20.3
Operating loss	2.2	(1.6)
Financing expense , net	(29.4)	(9.5)
Income tax benefit	7.8	4.5
Net loss	(19.4)%	(6.6)%

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Revenues

Our net revenues for the three months ended March 31, 2014 amounted to $46.9 million as compared to $36.8 million for the corresponding period in 2013. The revenue increase is mainly attributable to the approximately 19% increase of quantities sold and 3% higher average selling price during the three months ended March 31, 2014.

Cost of Revenues

Our cost of revenues was $39.9 million for the three months ended March 31, 2014 as compared to $30.0 million for the corresponding period in 2013. The increase in cost of revenues was mainly due to the increase in quantities of wafers shipped, as described above, and lower margin profile from some of our customers.

Gross Profit

Our gross profit amounted to $7.0 million in the three months ended March 31, 2014 as compared to $6.9 million in the corresponding period in 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 amounted to $6.0 million, as compared to $7.5 million in the three months ended March 31, 2013. Operating expenses for the three months ended March 31, 2013 include $1.9 million amortization related to a lease agreement early termination of an office building lease.

Financing Expense, Net

Financing expense, net for the three months ended March 31, 2014 amounted to $13.8 million, as compared to $3.5 million in the corresponding period in 2013. Financing expensed in the three months ended March 31, 2014 includes approximately $9.8 million non-cash one-time financing costs resulting from the 2014 Exchange Agreement described in Note 5 above.

Income Tax Benefit

Income tax benefit amounted to $3.6 million in the three months ended March 31, 2014, as compared to income tax benefit of $1.7 million in the three months ended March 31, 2013.

Net loss

Net loss for the three months ended March 31, 2014 amounted to $9.1 million as compared to net loss of $2.4 million in the three months ended March 31, 2013. The increase in net loss is mainly due to the non-cash one-time expense of $9.8 million included in financing expenses,  resulting from the 2014 Exchange Agreement described in Note 5 above.

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

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-Q, you should carefully consider the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Item 6.   Exhibits.

Number	Description

4.1
Registration Rights Agreement dated as of March 25, 2014 by and among Jazz Technologies, Inc., Jazz Semiconductor, Inc., Newport Fab, LLC and holders of the Jazz Technologies, Inc. 8% Convertible Senior Notes due 2018.

10.1
Exchange Agreement dated as of March 19, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and certain holders of the Jazz Technologies, Inc. 8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.59 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013).

10.2
Purchase Agreement dated as of March 19, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and certain holders of the Jazz Technologies, Inc. 8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.60 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013).

10.3
Indenture dated as of March 25, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.61 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013).

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2014	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Marco Racanelli
Senior Vice President and Site General Manager (Principal Executive Officer)

	By:	/s/ RONIT VARDI
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

4.1
Registration Rights Agreement dated as of March 25, 2014 by and among Jazz Technologies, Inc., Jazz Semiconductor, Inc., Newport Fab, LLC and holders of the Jazz Technologies, Inc. 8% Convertible Senior Notes due 2018.

10.1
Exchange Agreement dated as of March 19, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and certain holders of the Jazz Technologies, Inc. 8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.59 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013).

10.2
Purchase Agreement dated as of March 19, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and certain holders of the Jazz Technologies, Inc. 8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.60 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013).

10.3
Indenture dated as of March 25, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.61 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013).

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL