Form 10-Q
period 2014-06-30
Jazz Technologies, Inc.
filed 2014-08-14
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

JAZZ TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,958	$51,351
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 at June 30, 2014 and December 31, 2013	21,367	20,426
Other receivables	4,532	9,835
Inventories	29,952	26,297
Deferred tax asset	3,944	3,846
Other current assets	1,223	1,303
Total current assets	128,976	113,058
Long-term investments	1,071	778
Property, plant and equipment, net	73,331	78,345
Intangible assets, net	26,121	28,302
Goodwill	7,000	7,000
Other assets	4,140	3,333
Total assets	$240,639	$230,816
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debentures	$40,592	$--
Accounts payable	22,699	15,290
Accrued compensation and benefits	5,735	5,985
Deferred revenues	2,052	2,492
Other current liabilities	4,430	5,205
Total current liabilities	75,508	28,972
Long term liabilities:
Long-term debt from banks	19,100	19,100
Notes	41,596	81,181
Deferred tax liability	4,510	2,429
Employee related liabilities	2,551	2,551
Other long-term liabilities	13,442	12,780
Total liabilities	156,707	147,013
Stockholder’s equity:
Ordinary shares of $1 par value;
Authorized: 200 shares;
Issued: 100 shares;
Outstanding: 100 shares;
Additional paid-in capital	74,986	63,576
Cumulative stock based compensation	2,481	2,173
Accumulated other comprehensive earnings	2,227	3,357
Retained earnings	4,238	14,697
Total stockholders' equity	83,932	83,803
Total liabilities and stockholders’ equity	$240,639	$230,816

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$47,458	$37,407	$94,377	$74,181
Cost of revenues	38,636	30,465	78,555	60,364
Gross profit	8,822	6,942	15,822	13,817
Operating expenses:
Research and development	2,845	3,097	5,560	5,976
Selling, general and administrative	3,494	3,085	6,749	5,821
Amortization related to a lease agreement early termination	--	1,866	--	3,732
Total operating expenses	6,339	8,048	12,309	15,529
Operating income (loss)	2,483	(1,106)	3,513	(1,712)
Financing expense, net	(4,522)	(3,562)	(18,322)	(7,047)
Loss before income taxes	(2,039)	(4,668)	(14,809)	(8,759)
Income tax benefit	710	1,545	4,350	3,215
Net loss	$(1,329)	$(3,123)	$(10,459)	$(5,544)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(1,329)	$(3,123)	$(10,459)	$(5,544)
Change in employees plan assets and benefit obligations	(565)	(440)	(1,130)	(880)
Comprehensive loss	$(1,894)	$(3,563)	$(11,589)	$(6,424)

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30, 2014	June 30, 2013
Operating activities:
Net loss	$(10,459)	$(5,544)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Loss from notes exchange	9,817	--
Depreciation and amortization of intangible assets	21,591	21,749
Notes accretion and amortization of deferred financing costs	3,907	3,284
Stock based compensation expense	308	82
Changes in operating assets and liabilities:
Trade receivables	(941)	(709)
Inventories	(3,655)	(6,090)
Other receivables and assets	1,942	(5,683)
Accounts payable	2,813	4,650
Due to related parties, net	1,591	847
Accrued compensation and benefits	(250)	(458)
Deferred Revenue	(440)	191
Other current liabilities	(1,027)	(495)
Deferred tax liability, net	(4,162)	--
Employee related liabilities and other long-term liabilities	519	(72)
Net cash provided by operating activities	21,554	11,752
Investing activities:
Purchases of property and equipment	(11,135)	(9,273)
Proceeds related to property and equipment	1,224	911
Net cash used in investing activities	(9,911)	(8,362)
Financing activities:
Proceeds from issuance of notes, net	9,214	--
Debt repayment	(4,250)	--
Net cash provided by financing activities	4,964	--
Net increase in cash and cash equivalents	16,607	3,390
Cash and cash equivalents at beginning of period	51,351	43,306
Cash and cash equivalents at end of period	$67,958	$46,696

Non cash activities:

Investments in property, plant and equipment	$5,498	$2,640
Equity increase arising from exchange of straight to convertible debt	$9,609	$--

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$4,835	$3,756
Cash paid during the period for income taxes	$--	$--

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

Note 1:                Business and Formation

Unless specifically noted otherwise, as used throughout these notes to the consolidated financial statements, “Jazz”, “Company” refers to the business of Jazz Technologies, Inc. including its wholly owned subsidiaries, and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2014 and December 31, 2013, and the consolidated results of its operations and cash flows for the three months and six months ended June 30, 2014 and June 30, 2013. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2014 presentation.

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

Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable.

The Company generally does not require collateral for insurance of receivables. An allowance for doubtful accounts is provided for those amounts that were determined to be doubtful of collection. The Company performs ongoing credit evaluations of its customers.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of June 30, 2014 and December 31, 2013 consists of:

	June 30, 2014	December 31, 2013
Customer 1	37%	36%
Customer 2	*	12

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Customer A	32%	26%	31%	23%
Customer B	*	*	*	10
Customer C	*	*	*	10

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

Initial Adoption of New Standards

In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The core principle of the standard, issued as ASU 2014-9 by the FASB and IFRS 15 by the IASB, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The guidance sets out five steps an entity should undertake to fulfill the core principle of the standard as follows: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation.

For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Adoption of this guidance is not expected to have a significant impact on the Company’s  financial position or results of operations.

Note 3:                 Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following on June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Raw material	$3,585	$4,434
Work in process	22,867	15,618
Finished goods	3,500	6,245
	$29,952	$26,297

Property, Plant and Equipment

Property, plant and equipment consist of the following on June 30, 2014 and December 31, 2013 (in thousands):

	Useful life (in years)	June 30, 2014	December 31, 2013
Building improvements	10-14	$27,016	$26,809
Machinery and equipment	3-7	211,002	196,812
		238,018	223,621
Accumulated depreciation		(164,687)	(145,276)
		$73,331	$78,345

Intangible Assets

Intangible assets consist of the following on June 30, 2014 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,367	$933
Patents and other core technology rights	9	15,100	9,709	5,391
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,003	1,597
Trade name	9	5,200	3,343	1,857
Facilities lease	19	33,500	17,157	16,343
Total identifiable intangible assets		$61,500	$35,379	$26,121

Intangible assets consist of the following on December 31, 2013 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,046	$1,254
Patents and other core technology rights	9	15,100	8,870	6,230
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	916	1,684
Trade name	9	5,200	3,054	2,146
Facilities lease	19	33,500	16,512	16,988
Total identifiable intangible assets		$61,500	$33,198	$28,302

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

Borrowing availability under the Credit Line Agreement as of June 30, 2014 was approximately $49 million, of which approximately $23.7 million has been utilized as such date. As of June 30, 2014, the Company was in compliance with all the covenants under this facility.

Note 5:                Notes

Introduction

As of June 30, 2014, the Company had approximately $45million principal amount of Notes outstanding due June 2015 and approximately $58 million principal amount of Notes outstanding due December 2018. Description and composition are as follows:

$45 million Jazz 2010 Notes due June 2015:

In July 2010, the Company issued notes in the principal amount of approximately $94 million due June 2015 (the “2010 Notes”). Interest on the 2010 Notes at a rate of 8% per annum is payable semiannually. As of June 30, 2014 the outstanding principal amount of 2010 Notes was $45 million, see also the 2014 Exchange Agreement (as defined and discussed below).

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

$58 million Jazz 2014 Notes due December 2018:

In March 2014, the Company, certain of its domestic subsidiaries and Tower entered into an exchange agreement (the “2014 Exchange Agreement”) with certain note-holders (the “2014 Participating Holders”) according to which the Company issued new unsecured 8% convertible senior notes due December 2018 (the “2014 Notes”) in exchange for approximately $45 million in aggregate principal amount of 2010 Notes.

In addition, the Company, Tower and certain of the 2014 Participating Holders (the “Purchasers”) entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Purchasers purchased $10 million aggregate principal amount of 2014 Notes for cash considerations.

The 2014 Participating Holders and Purchasers may submit a conversion request with the Company with respect to their 2014 Notes to be settled at the Company’s discretion through cash from Jazz or ordinary shares from Tower, in which event Tower has to issue ordinary shares based on a conversion price of $10.07 per share, reflecting a 20 percent premium over the average closing price for Tower’s ordinary shares for the five trading days ending on the day prior to the signing date of the 2014 Exchange Agreement and Purchase Agreement.

The 2014 Notes are unsecured senior obligations of the Company, rank equally with all other existing and future unsecured senior indebtedness of the Company, including the 2010 Notes, and are effectively subordinated to all existing and future secured indebtedness of the Company, including the Company’s secured Credit Line Agreement with Wells Fargo (see Note 4 above), to the extent of the value of the collateral securing such indebtedness. The 2014 Notes rank senior to all existing and future subordinated debt. The 2014 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries. The 2014 Notes are not guaranteed by Tower.

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

As of June 30, 2014, approximately $58 million principal amount of 2014 Notes was outstanding.

The Company concluded the exchange should not be recognized as a troubled debt restructuring in accordance with the provisions of  ASC 470-60 "Modifications and Extinguishments". In accordance with the provisions of ASC 470-50 the Company concluded that the exchange resulted in an extinguishment of the old debt and the issuance of a new convertible debt to be recorded at fair value. As described above, certain of the 2014 Notes were issued in exchange for certain of the 2010 Notes. Since the 2014 Notes were not traded and no quotes were available, the Company determined the fair value of the 2014 Notes using the present value technique. The 2014 Exchange Agreement resulted in an expense of approximately $9.8 million, which has been recorded in the statement of operations report as non-cash one-time financing expense for the six months ended June 30, 2014 and the convertible feature has been recorded in equity.

Note 6:                Income Taxes

In 2013, the U.S. tax authorities commenced an audit of the Company’s 2011 tax returns, and asked the Company for certain reports and data in connection with said year’s tax returns. While there is no assurance that the Company will not be required to pay additional taxes pursuant to said audit, no tax adjustments have been requested to date.

As described above, the 2014 Exchange Agreement resulted in the recognition of a $9.8 million one-time non cash cost included in financing expenses, net.  The tax benefit has been recorded entirely in the statements of operations for the three months ended March 31, 2014 and this one-time non cash cost has not and will not impact the Company’s projected annual effective tax rate to be applied to year-to-date net profit or loss before income taxes excluding this one-time non cash cost.

Note 7:                Employee Benefit Plans

The pension and other post retirement benefit plans amount to $0.5 million and $0.4 million income for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013 amounts were $1.1 million and $0.8 million income, respectively.

Note 8:                Employee Stock Option Expense

During the six months ended June 30, 2014, 5,000 options were awarded. For the three months ended June 30, 2014 and 2013, the Company recorded $0.1 million and immaterial amount, respectively of compensation expenses relating to options granted to employees. For the six months ended June 30, 2014 and 2013,  the Company recorded $0.3 million and $0.1 million, respectively of compensation expenses relating to options granted to employees, respectively.

Note 9:                Related Party Transactions:

Related Party Transactions consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Due from related parties (included in the accompanying balance sheets)	$4,721	$6,406
Due to related parties (included in the accompanying balance sheets)	$398	$146

Related parties’ balances are with Tower and TowerJazz Japan Ltd. (“TJP”) and are mainly for purchases and payments on behalf of the other party, capital expenditures’ related transactionsand service charges.

Note 10:              Commitments and Contingencies

Leases

The Company leases its fabrication facilities and headquarters under lease contracts that may be extended until 2027, through the exercise of options at Jazz’s sole discretion to extend the lease periods from 2017 to 2022 and from 2022 to 2027. In 2010, the properties which the Company leases for its fabrication facilities and headquarters were sold to a real estate investment firm based in Irvine, California. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2027 as described above. In the amendments to its leases, Jazz secured various contractual safeguards designed to limit and mitigate any adverse impact of construction activities on its fabrication operations. In addition, the most recent lease amendment set forth certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2014, we had a net loss of $10.5 million compared to a net loss of $5.5 million for the six months ended June 30, 2013.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Six Months Ended
	June 30, 2014	June 30, 2013
Net revenues	100%	100%
Cost of revenues	83.2	81.4
Gross profit	16.8	18.6
Operating expenses:
Research and development	5.9	8.1
Selling, general and administrative	7.2	7.8
Amortization related to a lease agreement early termination	--	5
Total operating expenses	13.1	20.9
Operating profit (loss)	3.7	(2.3)
Financing expense , net	(19.4)	(9.5)
Income tax benefit	4.6	4.3
Net loss	(11.1)%	(7.5)%

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Revenues

Our net revenues for the six months ended June 30, 2014 amounted to $94.4 million, an increase of $20.2 million as compared to $74.2 million for the corresponding period in 2013. The revenue increase is mainly attributable to the 19% increase of quantities sold and 4% higher average selling price during the six months ended June 30, 2014.

Cost of Revenues

Our cost of revenues was $78.6 million for the six months ended June 30, 2014 as compared to $60.4 million for the corresponding period in 2013. The increase in cost of revenues was mainly due to the increase in quantities of wafers shipped, as described above, and lower margin profile from some of our technologies, however still total costs increased by a lower amount than the increased revenues .

Gross Profit

Our gross profit amounted to $15.8 million in the six months ended June 30, 2014 as compared to $13.8 million in the corresponding period in 2013.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 amounted to $12.3 million, as compared to $15.5 million in the six months ended June 30, 2013. Operating expenses for the six months ended June 30, 2013 include $3.7 million amortization related to a lease agreement early termination of an office building lease.

Financing Expense, Net

Financing expense, net for the six months ended June 30, 2014 amounted to $18.3 million, as compared to $7.0 million in the corresponding period in 2013. Financing expense in the six months ended June 30, 2014 includes $9.8 million non-cash one-time financing cost resulting from the 2014 Exchange Agreement described in Note 5 above.

Income Tax Benefit

Income tax benefit amounted to $4.4 million in the six months ended June 30, 2014, as compared to income tax benefit of $3.2 million in the six months ended June 30, 2013.

Net loss

Net loss for the six months ended June 30, 2014 amounted to $10.5 million as compared to net loss of $5.5 million in the six months ended June 30, 2013. The increase in net loss is mainly due to the one-time non-cash cost of $9.8 million included in financing expenses, resulting from the 2014 Exchange Agreement described in Note 5 above.

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

Item 6.                     Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Marco Racanelli
Senior Vice President and Site General Manager (Principal Executive Officer)

	By:	/s/ RONIT VARDI
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL