Form 10-Q
period 2014-09-30
Jazz Technologies, Inc.
filed 2014-11-17
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,340	$51,351
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 at September 30, 2014 and December 31, 2013	25,886	20,426
Other receivables	4,723	9,835
Inventories	30,762	26,297
Deferred tax asset	3,944	3,846
Other current assets	1,990	1,303
Total current assets	137,645	113,058
Long-term investments	1,336	778
Property, plant and equipment, net	73,690	78,345
Intangible assets, net	25,109	28,302
Goodwill	7,000	7,000
Other assets	3,887	3,333
Total assets	$248,667	$230,816
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debentures	$41,563	$--
Accounts payable	24,543	15,290
Accrued compensation and benefits	7,045	5,985
Deferred revenues	2,082	2,492
Other current liabilities	6,861	5,205
Total current liabilities	82,094	28,972
Long term liabilities:
Long-term debt from banks	19,100	19,100
Notes	42,229	81,181
Deferred tax liability	4,510	2,429
Employee related liabilities	2,551	2,551
Other long-term liabilities	13,332	12,780
Total liabilities	163,816	147,013
Stockholder’s equity:
Ordinary shares of $1 par value;
Authorized: 200 shares;
Issued: 100 shares;
Outstanding: 100 shares;
Additional paid-in capital	74,986	63,576
Cumulative stock based compensation	2,638	2,173
Accumulated other comprehensive earnings	1,662	3,357
Retained earnings	5,565	14,697
Total stockholders' equity	84,851	83,803
Total liabilities and stockholders’ equity	$248,667	$230,816

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$60,209	$43,914	$154,586	$118,095
Cost of revenues	47,366	35,952	125,921	96,316
Gross profit	12,843	7,962	28,665	21,779
Operating expenses:
Research and development	3,185	2,898	8,745	8,874
Selling, general and administrative	3,935	3,175	10,684	8,996
Amortization related to a lease agreement early termination	--	1,866	--	5,598
Total operating expenses	7,120	7,939	19,429	23,468
Operating income (loss)	5,723	23	9,236	(1,689)
Financing expense, net and other expenses	(3,738)	(4,064)	(22,060)	(11,111)
Income (loss) before income taxes	1,985	(4,041)	(12,824)	(12,800)
Income tax benefit (expense)	(658)	1,049	3,692	4,264
Net profit (loss)	$1,327	$(2,992)	$(9,132)	$(8,536)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$1,327	$(2,992)	$(9,132)	$(8,536)
Change in employees plan assets and benefit obligations	(565)	(446)	(1,695)	(1,326)
Comprehensive income (loss)	$762	$(3,438)	$(10,827)	$(9,862)

See accompanying notes.

Jazz Technologies, Inc. (A Wholly Owned Subsidiary of
 Tower Semiconductor, Ltd.) and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30, 2014	September 30, 2013
Operating activities:
Net loss	$(9,132)	$(8,536)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Loss from notes exchange	9,817	--
Depreciation and amortization of intangible assets	33,215	32,931
Notes accretion and amortization of deferred financing costs	5,573	5,066
Stock based compensation expense	463	125
Other expenses , net	--	474
Changes in operating assets and liabilities:
Trade receivables	(5,460)	(959)
Inventories	(4,465)	(6,136)
Other receivables and assets	1,532	(5,775)
Accounts payable	3,825	663
Due to related parties, net	4,077	3,950
Accrued compensation and benefits	1,060	260
Deferred Revenue	(410)	247
Other current liabilities	(1,892)	(1,934)
Deferred tax liability, net	(4,162)	(3,724)
Employee related liabilities and other long-term liabilities	(1,567)	41
Net cash provided by operating activities	32,474	16,693
Investing activities:
Purchases of property and equipment	(18,691)	(13,373)
Proceeds related to property and equipment	242	1,332
Net cash used in investing activities	(18,449)	(12,041)
Financing activities:
Proceeds from issuance of notes, net	9,214	--
Debt repayment	(4,250)	--
Net cash provided by financing activities	4,964	--
Net increase in cash and cash equivalents	18,989	4,652
Cash and cash equivalents at beginning of period	51,351	43,306
Cash and cash equivalents at end of period	$70,340	$47,958
Non cash activities:
Investments in property, plant and equipment	$7,772	$5,124
Equity increase arising from exchange of straight to convertible debt	$9,609	$--
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,284	$7,500
Cash paid during the period for income taxes	$--	$--

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2014 and December 31, 2013, and the consolidated results of its operations and cash flows for the three months and nine months ended September 30, 2014 and September 30, 2013. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2014 presentation.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of September 30, 2014 and December 31, 2013 consists of:

	September 30, 2014	December 31, 2013
Customer 1	41%	36%
Customer 2	11	12

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Customer A	32%	22%	31%	23%
Customer B	*	10	*	*

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

Initial Adoption of New Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company are evaluating the impact of the amended revenue recognition guidance on our financial statements.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following on September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Raw material	$3,268	$4,434
Work in process	24,855	15,618
Finished goods	2,639	6,245
	$30,762	$26,297

Property, Plant and Equipment

Property, plant and equipment consist of the following on September 30, 2014 and December 31, 2013 (in thousands):

	Useful life (in years)	September 30, 2014	December 31, 2013
Building improvements	10-14	$27,025	$26,809
Machinery and equipment	3-7	221,487	196,812
		248,512	223,621
Accumulated depreciation		(174,822)	(145,276)
		$73,690	$78,345

Intangible Assets

Intangible assets consist of the following on September 30, 2014 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,450	$850
Patents and other core technology rights	9	15,100	10,128	4,972
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,046	1,554
Trade name	9	5,200	3,488	1,712
Facilities lease	19	33,500	17,479	16,021
Total identifiable intangible assets		$61,500	$36,391	$25,109

Intangible assets consist of the following on December 31, 2013 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,046	$1,254
Patents and other core technology rights	9	15,100	8,870	6,230
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	916	1,684
Trade name	9	5,200	3,054	2,146
Facilities lease	19	33,500	16,512	16,988
Total identifiable intangible assets		$61,500	$33,198	$28,302

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

Borrowing availability under the Credit Line Agreement as of September 30, 2014 was approximately $51 million, of which approximately $24 million has been utilized as such date. As of September 30, 2014, the Company was in compliance with all the covenants under this facility.

Note 5:   Notes

Introduction

As of September 30, 2014, the Company had approximately $45 million principal amount of Notes outstanding due June 2015 and approximately $58 million principal amount of Notes outstanding due December 2018. Description and composition are as follows:

$45 million Jazz 2010 Notes due June 2015:

In July 2010, the Company issued notes in the principal amount of approximately $94 million due June 2015 (the “2010 Notes”). Interest on the 2010 Notes at a rate of 8% per annum is payable semiannually. As of September 30, 2014 the outstanding principal amount of 2010 Notes was $45 million, see also the 2014 Exchange Agreement (as defined and discussed below).

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

The Company has the right to redeem some or all of the 2010 Notes for cash at a redemption price equal to par plus accrued and unpaid interest plus a redemption premium equal to 2%.

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

As of September 30, 2014, approximately $58 million principal amount of 2014 Notes was outstanding.

The Company concluded the exchange should not be recognized as a troubled debt restructuring in accordance with the provisions of  ASC 470-60 "Modifications and Extinguishments". In accordance with the provisions of ASC 470-50 the Company concluded that the exchange resulted in an extinguishment of the old debt and the issuance of a new convertible debt to be recorded at fair value. As described above, certain of the 2014 Notes were issued in exchange for certain of the 2010 Notes. Since the 2014 Notes were not traded and no quotes were available, the Company determined the fair value of the 2014 Notes using the present value technique. The 2014 Exchange Agreement resulted in an expense of approximately $9.8 million, which has been recorded in the statement of operations report as non-cash one-time financing expense for the nine months ended September 30, 2014 and the convertible feature has been recorded in equity.

Note 6:  Income Taxes

In 2013, the U.S. tax authorities commenced an audit of the Company’s 2011 tax returns, and asked the Company for certain reports and data in connection with said year’s tax returns. During September 2014, the Company received correspondence from the U.S. tax authorities that they accepted the 2011 federal tax returns as filed without any audit adjustments.

As described in Note 5 above, the 2014 Exchange Agreement resulted in the recognition of a $9.8 million one-time non cash cost included in financing expenses, net.  The tax benefit has been recorded entirely in the statements of operations for the three months ended March 31, 2014 and this one-time non cash cost has not and will not impact the Company’s projected annual effective tax rate to be applied to year-to-date net profit or loss before income taxes excluding this one-time non cash cost.

Note 7:   Employee Benefit Plans

The pension and other post retirement benefit plans amount to $0.5 million and $0.4 million income for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013 amounts were $1.5 million and $1.3 million income, respectively.

Note 8:   Employee Stock Option Expense

 During the nine months ended September 30, 2014, 125,000 options were awarded. For the three months ended September 30, 2014 and 2013, the Company recorded $0.2 million and immaterial amount, respectively of compensation expenses relating to options granted to employees. For the nine months ended September 30, 2014 and 2013, the Company recorded $0.5 million and $0.1 million, respectively of compensation expenses relating to options granted to employees, respectively.

Note 9:    Related Party Transactions:

Related Party Transactions consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Due from related parties (included in the accompanying balance sheets)	$3,930	$6,406
Due to related parties (included in the accompanying balance sheets)	$4,150	$146

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2014, we had a net loss of $9.1 million compared to a net loss of $8.5 million for the nine months ended September 30, 2013.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Nine Months Ended
	September 30, 2014	September 30, 2013
Net revenues	100%	100%
Cost of revenues	81.5	81.6
Gross profit	18.5	18.4
Operating expenses:
Research and development	5.7	7.5
Selling, general and administrative	6.9	7.6
Amortization related to a lease agreement early termination	--	4.7
Total operating expenses	12.6	19.9
Operating profit (loss)	6.0	(1.4)
Financing expense , net and other expenses	(14.3)	(9.4)
Income tax benefit	2.4	3.6
Net loss	(5.9)%	(7.2)%

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Revenues

Our net revenues for the nine months ended September 30, 2014 amounted to $154.6 million, an increase of $36.5 million as compared to $118.1 million for the corresponding period in 2013. The revenue increase is mainly attributable to the 26% increase of quantities sold and 4% higher average selling price during the nine months ended September 30, 2014.

Cost of Revenues

Our cost of revenues was $125.9 million for the nine months ended September 30, 2014 as compared to $96.3 million for the corresponding period in 2013. The increase in cost of revenues was mainly due to variable costs directly associated with the increase in quantities of wafers that we manufactured, as described above.

Gross Profit

Our gross profit amounted to $28.7 million in the nine months ended September 30, 2014 as compared to $21.8 million in the corresponding period in 2013.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 amounted to $19.4 million, as compared to $23.5 million in the nine months ended September 30, 2013. The primary reason for the reduction in operating expenses is that for the nine months ended September 30, 2013 we included $5.6 million amortization related charge to an office building lease early termination.

Financing Expense, Net and Other Expenses

Financing expense, net for the nine months ended September 30, 2014 amounted to $22.1 million, as compared to $11.1 million in the corresponding period in 2013. Financing expense, net and other expenses in the nine months ended September 30, 2014 were higher than in same period in 2013 due to the inclusion of a $9.8 million non-cash one-time financing cost resulting from the 2014 Exchange Agreement, as described in Note 5 above.

Income Tax Benefit

Income tax benefit amounted to $3.7 million in the nine months ended September 30, 2014, as compared to income tax benefit of $4.3 million in the nine months ended September 30, 2013.

Net loss

Net loss for the nine months ended September 30, 2014 amounted to $9.1 million as compared to net loss of $8.5 million in the nine months ended September 30, 2013. The $0.6 million increase in net loss is due to the one-time non-cash cost of $9.8 million included in financing expenses, resulting from the 2014 Exchange Agreement described in Note 5 above, offset by improved gross profits resulted from the increased revenue.

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

Item 1A.Risk Factors

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

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2014	JAZZ TECHNOLOGIES, INC.

	By:	/s/ Marco Racanelli
Senior Vice President and Site General Manager (Principal Executive Officer)

	By:	/s/ RONIT VARDI
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL