Form 10-K
period 2014-12-31
Jazz Technologies, Inc.
filed 2015-04-10
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

i

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

Year Ended December 31, 2014

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

Part I

Item 1. Business

Overview

Jazz Technologies, Inc., through its wholly owned subsidiaries, is an independent pure-play semiconductor foundry focused on specialty process technologies for the manufacture of analog and mixed-signal semiconductor devices. Typically, pure-play foundries do not offer products of their own, but focus on producing integrated circuits, or ICs, based on the design specifications of their customers. We manufacture semiconductors for our customers primarily based on third party designs and our process technology and engineering support. We also provide design support and complementary technical services. ICs manufactured by us are incorporated into a wide range of products in diverse markets, including cellular phones, wireless local area networking devices, digital TVs, set-top boxes, gaming devices, switches, routers and broadband modems.

Organization

Jazz Technologies, Inc., formerly known as Acquicor Technology Inc. was incorporated in Delaware in August 2005 as a blank check company for the purpose of acquiring one or more domestic and/or foreign operating businesses in the technology, multimedia or networking sectors.

In February 2007, we completed the acquisition of all of the outstanding capital stock of Jazz Semiconductor.  Jazz Semiconductor’s business was originally created in March 2002 by the spin-off by Conexant Systems, Inc. of its Newport Beach, California semiconductor fabrication operations. The acquisition was accounted for under the purchase method of accounting in accordance with United States (U.S.) generally accepted accounting principles (“US GAAP”) for accounting and financial reporting purposes with Jazz Semiconductor being treated as the acquired company.  On September 19, 2008, we completed a merger under an Agreement and Plan of Merger and Reorganization (“Merger”) with Tower Semiconductor Ltd., an Israeli company (“Tower”) and its wholly-owned subsidiary under which such subsidiary merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Tower.

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

As used in this annual report, “we,” “us,” “our,” “Jazz,” the “Company” and words of similar import refer to Jazz Technologies, Inc. including its subsidiaries and “Jazz Semiconductor” refers solely to Jazz Semiconductor, Inc.

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

•
Jazz offers a broad range of specialty process technologies. Jazz’s specialty process technology portfolio includes advanced analog CMOS, RF CMOS, RF SOI, high voltage CMOS, BiCMOS and SiGe BiCMOS processes.  The breadth of Jazz’s portfolio allows it to offer its customers a wide range of solutions to address their high-performance, high-density, low-power and low-noise requirements for analog and mixed-signal semiconductors.

•
Jazz is a leader in high-performance SiGe process technologies. Jazz offers high performance 240 GHz 0.18 micron SiGe BiCMOS technology, which Jazz believes is one of the most advanced SiGe process technologies in production today. Analog and mixed-signal semiconductors manufactured with SiGe BiCMOS process technologies can be smaller, require less power and provide higher performance than those manufactured with standard CMOS processes. Moreover, SiGe BiCMOS process technologies allow for higher levels of integration of analog and digital functions on the same mixed-signal semiconductor device.

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

•
Maintain capital efficiency by leveraging its capacity and manufacturing model. Jazz seeks to maximize the utilization of its Newport Beach, California manufacturing facility to maintain cost-effective manufacturing. Jazz can increase its specialty process technology capacity and meet its customer performance requirements using adapted semiconductor process equipment sets that are typically one or two generations behind leading-edge digital CMOS process equipment. This allows Jazz to acquire lower-cost semiconductor process equipment to operate its Newport Beach, California fab.

Jazz’s Specialty Process Technologies

Jazz refers to its digital CMOS and standard analog CMOS process technologies as standard process technologies, and offers these standard process technologies in 0.5 micron, 0.35 micron, 0.25 micron, 0.18 micron and 0.13 micron.

Jazz refers to its advanced analog CMOS, RF CMOS, RF SOI, high voltage CMOS, BiCMOS, SiGe BiCMOS and BCD process technologies, as specialty process technologies. Most of Jazz’s specialty process technologies are based on CMOS processes with added features to enable improved size, performance and cost characteristics for analog and mixed-signal semiconductors. Products made with Jazz’s specialty process technologies are typically more complex to manufacture than products made using standard process technologies employing similar line widths. Generally, customers who use Jazz’s specialty process technologies cannot easily move designs to another foundry because the analog characteristics of the design are dependent upon the specific process technology used for manufacturing. The relatively small engineering community with specialty process know-how has also limited the number of foundries capable of offering specialty process technologies. In addition, the specialty process design infrastructure is complex and includes design kits and device models that are specific to the foundry in which the process is implemented and to the process technology itself.

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

Jazz’s RF SOI CMOS process technologies make available many of the features of Jazz’s RF CMOS process on Silicon-on-Insulator (SOI) substrates. The devices on Jazz’s RF SOI CMOS process are further optimized to work with the SOI substrate and deliver higher performance and improved isolation relative to the devices of Jazz’s RF CMOS process.  Jazz currently has RF SOI CMOS process technologies in the 0.18um and 0.13um lithography nodes.Jazz’s high voltage CMOS and BCD process technologies have more features than advanced analog CMOS processes and are well suited for power and driver semiconductors such as voltage regulators, battery chargers, power management products and audio amplifiers. These process technologies generally incorporate higher voltage CMOS devices such as 5V, 8V, 12V and 40V devices, and, in the case of BCD, bipolar devices, into an advanced analog CMOS process. Jazz currently has high voltage CMOS offerings in 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron, and BCD offerings in 0.5 micron. Jazz also offers high voltage options that include a 0.35 micron BCD process technology and 40V capabilities to enable higher levels of analog integration at voltage ranges that are suitable for automotive electronics and line power conditioning for consumer devices.

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

Generally, the processes required to manufacture semiconductor devices from raw silicon wafers include circuit design, mask making, wafer fabrication, probe, assembly and test.  Jazz offers manufacturing services and related technical, engineering and other support services.  Assembly and test are generally performed independently by our customers through third parties.

Sales Contracts

A few of Jazz’s major customers purchase services and products from us by contract. Most other customers purchase from Jazz using purchase orders. Jazz prices its products for these customers on a per wafer or per die basis, taking into account the complexity of the technology, the prevailing market conditions, volume forecasts, the strength and history of its relationship with the customer and its current capacity utilization.

Most of our customers usually place their orders only two to four months before shipment; however a few of our major customers are obligated to provide Jazz with longer forecasts of their wafer needs.

Jazz Semiconductor Trusted Foundry (JSTF)

In connection with the Company's aerospace and defense business, its facility security clearance and trusted foundry status, the Company created a wholly owned subsidiary named Jazz Semiconductor Trusted Foundry ("JSTF") in 2013 and has limited the possession of all classified information solely to JSTF.  To mitigate any concern of foreign ownership, control or influence over the operations of Jazz specifically relating to protection of classified information and prevention of potential unauthorized access thereto, Tower and Jazz have further agreed to operate JSTF under a special security agreement signed with the Defense Security Service (“DSS”).  JSTF has been certified by the Defense Microelectronics Activity (“DMEA”) for participation in the Department of Defense’s accredited supplier program and has obtained a facility security clearance from DSS and accreditation by DMEA as a Category 1A and 1B accredited supplier.

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

Competition

Jazz competes internationally and domestically with dedicated foundry service providers such as Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Semiconductor Manufacturing International Corporation and Global Foundries, which, in addition to providing leading edge CMOS process technologies, also have capacity for some specialty process technologies. Jazz also competes with integrated device manufacturers that have internal semiconductor manufacturing capacity or foundry operations, such as IBM or ST. In addition, several new dedicated foundries have advanced operations such as X-Fab, Dong Bu and Vanguard and may compete directly with Jazz in certain areas, flows and technology capabilities.

IBM competes in both the standard CMOS product type and in specialty process technologies. In addition, there are a number of smaller participants in the specialty process arena. Jazz believes that most of the large dedicated foundry service providers compete primarily in the standard CMOS product type, but they also have capacity for specialty process technologies. Prior to Jazz’s separation from Conexant, Conexant entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company under which Taiwan Semiconductor Manufacturing Company licensed from Conexant the right to manufacture semiconductors using Conexant’s then existing 0.18 micron or greater SiGe BiCMOS process technologies. Taiwan Semiconductor Manufacturing Company publicly announced in 2001 that it planned to use the licensed technology to accelerate its own foundry processes for the networking and wireless communications markets. Since Jazz’s formation, we have continued to make improvements to our SiGe BiCMOS process technology. We have not licensed any of these improvements to Taiwan Semiconductor Manufacturing Company. In the event Taiwan Semiconductor Manufacturing Company wishes to focus its business on the SiGe BiCMOS market, it may use and develop the technology licensed to it in 2001 to compete directly with Jazz in the specialty market, and such competition may harm Jazz’s business.

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

Additionally, some semiconductor companies have advanced their CMOS designs to 35 nanometers or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by Jazz’s specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Jazz’s specialty process technologies will therefore compete with these advanced CMOS processes for customers and some of its potential and existing customers could elect to design their next generation products using these advanced CMOS processes. Jazz is not currently capable, and does not currently plan to become capable, of providing CMOS processes at these smaller geometries. If Jazz’s existing customers or new customers choose to design their products using these advanced CMOS processes, Jazz’s business may suffer.

The principal elements of competition in the semiconductor wafer foundry market include:

•	technical competency;

•	production speed and cycle time;

•	time-to-market;

•	research and development capabilities;

•	technology offering, available geometries and wafer size;

•	available capacity;

•	quality of manufacturing process and products manufactured;

•	access to intellectual property;

•	manufacturing yields;

•	design and customer support services;

•	price;

•	management expertise;

•	strategic relationships; and

•	stability and reliability of supply in order to be a dependable supplier.

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

Intellectual Property

Jazz’s success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering and relating to wafer manufacturing and production processes, semiconductor structures and other structures fabricated on wafers. To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents. As of December 31, 2014, Jazz had 165 patents in force.

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

Environmental Matters

Semiconductor manufacturing processes generate solid, gaseous, liquid and other industrial wastes in various stages of the manufacturing process. We have installed various types of pollution control equipment in our fab to reduce, treat and, where feasible, recycle the wastes generated from our manufacturing process. Jazz’s operations are subject to strict regulation and periodic monitoring by the United States Environmental Protection Agency along with several state and local environmental agencies.

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

Jazz has adopted measures to minimize pollution for the effective maintenance of environmental protection standards substantially consistent with U.S. federal, state and local environmental regulations. Jazz is in material compliance with applicable environmental laws and regulations.

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

The Company’s landlord exercised its right to terminate the previous office building lease, effective January 1, 2014. The Company moved its offices to the fabrication building and to nearby new leased office space. The Company and the landlord signed an additional amendment to the amended lease to reflect termination of the office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building lease termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities through 2027 (including by exercising its two consecutive five-year extension periods which it can exercise in its sole discretion).

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

•
The occurrence of an unexpected event, such as environmental events or industrial accidents such as fire or explosions, electricity outage or misprocess, affecting the manufacturing process and our ability to recover the lost or damaged products and provide quality and timely production to our customers with no significant additional costs;

•	Completing capacity expansion and recruitment of personnel in a timely manner to address product demands by our customers;

•	Mergers and acquisitions in the semiconductor industry and its effect on our market share;

•	Our ability to satisfy our customers’ demand for quality and timely production;

•	The timing and volume of orders relative to our available production capacity;

•	Our ability to obtain raw materials and equipment on a timely and cost-effective basis;

•	Price erosion in the industry;

•	Our susceptibility to intellectual property rights disputes;

•	Our dependency on export licenses and other permits required for our operations and the sale of our products;

•	Our ability to maintain existing partners and to enter into new partnerships and technology and supply alliances on mutually beneficial terms;

•	Interest, price index and currency rate fluctuations that were not hedged;

•	Technological changes and short product life cycles;

•	Timing for the design and the qualification of new products;

•	Increase in the fair value of our bank loans and debentures; and

•	Changes in accounting rules and new accounting rules affecting our results.

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

A downturn or a weakness in the semiconductor industry and/or in the global economy and/or in the Company's customer base and/or customers' products base, may adversely affect the Company’s ability to  maintain its customers' existing demand for products, attract new customers and new business, increase the utilization rates in its manufacturing facility and maintain it at a high level that would suffice to cover its substantial fixed costs, maintain commercial relationships with its customers, suppliers, and creditors, including its lenders, continue its capacity growth, and improve the Company’s future financial results and position, including its ability to  raise funds in the capital markets,  and to fulfill its debt obligations and other liabilities, including to refinance its debt and liabilities and/or pay them in a timely manner, comprised mainly of debentures and the bank credit line. There is no assurance that such downturn will not occur. The effects of such a downturn may include global decreased demand, downward price pressure, excess inventory and unutilized capacity worldwide, which may negatively impact consumer and customer demand for the Company’s products and the end products of the Company’s customers.

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

 Our working capital requirements and cash flows are subject to quarterly and yearly fluctuations, depending on a number of factors. If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. Factors which could lead us to suffer cash flow fluctuations include:

•	fluctuations in the level of revenues from our operating activities;

•	fluctuations in the collection of receivables;

•	the timing and size of payables;

•	the timing and size of capital expenditures; and

•	the repayment schedules of our debt service obligations under our short-term and long-term liabilities.

In addition, we may need to devote a significant portion of our operating cash flow to pay principal and interest on our debt. The use of cash to finance our debt could leave us with insufficient funds to adequately finance our operating activities and capital expenditures, which could adversely affect our business.

We have debt which may have significant negative consequences, and there is no assurance that we will be able to obtain sufficient funding sources in a timely manner to allow us to re-finance it and/or repay our debt obligations and other liabilities.

Our debt par value as of December 31, 2014 was approximately $122 million, comprised of approximately $45 million par value of notes originally due June 2015 (the “2010 Notes”) (which were early redeemed in January 2015), $58 million par value of convertible notes due December 2018 (the “2014 Notes”) and $19 million borrowing under the Wells Fargo line of credit which matures in December 2018. Said debt could have significant negative consequences, including:

•
requiring the use of a substantial portion of our expected cash flow from operations to service our debt rather than investing our cash flows to fund our growth plans, working capital and capital expenditures;

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

To serve our debt and meet our other cash needs, we may need significant amounts of cash, which may not be available to us. We may need to re-finance and/or repay $58 million of 2014 Notes and $19 million borrowed under the Wells Fargo line of credit.  Such re-financing and/or repayment amounts may not be available to us in a timely manner or in sufficient amounts to cover our debt and may adversely affect our business and our financial position and may result in higher financing expenses.

Our ability to make payments on, or repay or refinance, our debt and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance, our ability to repay or refinance the notes and our ability to drawdown additional funds, if required, from Wells Fargo. Our future operating performance, to a certain extent, is subject to general economic conditions, financial market, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under the Wells Fargo line of credit or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our debt or to fund our other liquidity needs.  In order to finance our debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets; issuance of new securities; intellectual property licensing; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring or recycling of existing debt into new debt or other vehicles.

 A default by us on any of our debt contracts could have a material adverse effect on our operations and the interests of our creditors, and may affect our ability to fulfill our debt obligations and other liabilities.

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

Our business may be adversely affected if we are unable to operate our facilities at utilization rates that are high enough to maintain revenue levels that would cover our fixed costs, maintain operating profits and allow us to be profitable.

As is common in our industry, a large portion of our total costs is comprised of fixed costs, associated mainly with our manufacturing facility, while our variable costs are relatively small. Therefore, during periods when our facility manufactures at high utilization rates, we are able to cover our costs.  However, at times when the utilization rate is low, the reduced revenues may not cover all of the costs since a large portion of them are fixed costs and remain constant, irrespective of the fact that fewer wafers were manufactured. In addition, depreciation costs in our industry are high, which has resulted in GAAP operating and/or net loss for certain quarters in the last number of years. If customer demand for our products is not sufficient, or if we are unable to timely address the increased customer demands, we may not be able to operate our facility consistently at high utilization rates, which may not enable us to fully cover all of our costs, achieve and maintain operating profits or achieve net profits.  In addition, we may be unable to generate enough cash from operations that would cover our fixed costs, capital expenditures, liabilities and debt payments. We cannot assure that we will be profitable on a quarterly or annual basis in the future.

Our sales cycles are typically long and orders received may not meet our expectations, which may adversely affect our operating results.

Our sales cycles, which we measure from first contact with a customer to first shipment of a product ordered by the customer, vary substantially and may last as long as two years or more, particularly for new technologies. In addition, even after we make initial shipments of prototype products, it may take several more months to reach full production of the product. As a result of these long sales cycles, we may be required to invest substantial time and incur significant expenses in advance of the receipt of any product order and related revenue. If orders ultimately received differ from our expectations with respect to the product, volume, price or other items, we will have excess capacity that we may not be able to fill within a short period of time, resulting in lower utilization of our facility,which may adversely affect our operating results, financial condition and ability to maintain our operations.

Demand for our foundry services is dependent on the demand in our customers’ end markets. A decrease in demand for, or selling prices of, products that contain semiconductors may decrease the demand for our services and products and reduce our margins.

Our customers generally use the semiconductors produced in our fab in a wide variety of applications. We derive a significant percentage of our operating revenues from customers who use our manufacturing services to make semiconductors for communication devices, consumer electronics, PCs and other electronic devices. Any significant decrease in the demand for communication devices, consumer electronics, PCs or other electronic devices may decrease the demand for our services and products. In addition, if the average selling prices of communication devices, consumer electronics, PCs or other electronic devices decline significantly, we will be pressured to further reduce our selling prices, which may reduce our revenues and, therefore, may reduce our margins significantly. As demonstrated by downturns in demand for high technology products in the past, market conditions can change rapidly, without apparent warning or advance notice. In such instances, our customers will experience inventory buildup and/or difficulties in selling their products and, in turn, will reduce or cancel orders for wafers from us. The timing, severity and recovery of these downturns cannot be predicted accurately or at all. When they occur, our business and profitability may suffer.

In order for demand for our wafer fabrication services to increase, we shall attract new customers or the markets for the end products using these services must develop and expand. Because our services may be used in many new applications, it is difficult to forecast demand. If demand is lower than expected, we may have excess capacity, which may adversely affect our financial results. If demand is higher than expected, we may be unable to fill all of the orders we receive, which may result in the loss of customers and revenue.

The cyclical nature of the semiconductor industry and any resulting periodic overcapacity may lead to erosion of sale prices and make our business and operating results particularly vulnerable to economic downturns, and overcapacity in the semiconductor industry may reduce our revenues, earnings and margins.

The semiconductor industry has historically been highly cyclical and subject to significant and often rapid increases and decreases in product demand. Traditionally, companies in the semiconductor industry have expanded aggressively during periods of decreased demand in order to have the capacity needed to meet expected demand in future upturns, including through acquiring additional manufacturing facilities. If actual demand does not increase or declines, or if companies in the industry expand too aggressively, the industry may experience a period in which industry-wide capacity exceeds demand. This could result in overcapacity and excess inventories, potentially leading to rapid erosion of average sale prices, as well as to underutilization of manufacturing facilities that as a result may be unable to cover their fixed costs and other liabilities, potentially leading to such facilities to cease their operations. The prices that we can charge our customers for our services are significantly related to the overall worldwide supply of integrated circuits and semiconductor products. The overall supply of semiconductor products is based in part on the capacity of other companies, which is outside of our control. In periods of overcapacity, despite the fact that we utilize niche technologies and manufacture specialty products, we may have to lower the prices we charge our customers for our services which may reduce our margins and weaken our financial condition and results of operations. We cannot give assurance that an increase in the demand for foundry services in the future will not lead to under-capacity, which could result in the loss of customers and materially adversely affect our revenues, earnings and margins. Analysts believe that such patterns may repeat in the future. The overcapacity, under-utilization and downward price pressure characteristic of a downturn in the semiconductor market and/or in the global economy, such as experienced several times in the past, may negatively impact consumer and customer demand for the Company’s products, the end products of the Company’s customers and the financial markets, which may affect our ability to raise funds and/or re-structure and/or re-finance our debt and/or service our other liabilities.

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

We are substantially dependent upon our relationships with certain customers, and the termination or non-renewal of our agreements or other arrangements with these customers or reduction in the orders received from these customers, may materially and negatively impact our financial position and financial results.

Collectively, our top four customers accounted for 53% of our revenues in 2014, with one of our customers that accounted for 33% of our revenue in 2014 and from which we expect revenue to be at approximately the same percentage level in 2015. We expect to continue to receive a significant portion of our revenue from a limited number of customers for the foreseeable future.  The loss or reduction in volume of any one of these customers, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective relationships with us, or our inability to produce products at their requested quality, cycle time and/or yield, or our inability to renew on commercially reasonable terms any of their respective arrangements with us, or maintain the high level of orders received from these customers, may materially and negatively impact our overall business and our consolidated financial position and financial results.

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

In addition, some semiconductor companies have advanced their CMOS designs to 45 nanometer or smaller geometries. These smaller geometries may provide the customer with performance and integration features that may be comparable to, or exceed, features offered by our specialty process technologies, and may be more cost-effective at higher production volumes for certain applications, such as when a large amount of digital content is required in a mixed-signal semiconductor and less analog content is required. Our specialty processes will therefore compete with these processes for customers and some of our potential and existing customers could elect to design these advanced CMOS processes into their next generation products. We are not currently capable, and do not currently plan to become capable, of providing CMOS processes at these smaller geometries. If our potential or existing customers choose to design their products using these advanced CMOS processes, our business may suffer.

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

If we experience difficulty in achieving acceptable device yields, good quality, high product yields, good product performance and delivery times as a result of manufacturing problems, our business and financial position could be seriously harmed.

The process technology for the manufacture of semiconductor wafers is highly complex, requires advanced and costly equipment and is constantly being modified in an effort to improve device yields, product performance and delivery times. Microscopic impurities such as dust and other contaminants, difficulties in the production process, defects in the key materials and tools used to manufacture a wafer and other factors can cause wafers to be rejected or individual semiconductors on specific wafers to be non-functional, as well as bottle necks caused in production line due to high demand to certain process flows or machines. We may experience difficulty achieving acceptable device yields, product performance and product delivery times in the future as a result of manufacturing problems. Any of these problems could seriously harm our operating results, financial condition and ability to maintain our operations.

Although we have been enhancing our manufacturing capabilities and efficiency, from time to time we have experienced production difficulties that have caused delivery delays and quality control problems, as is common in the semiconductor industry. In the past, we have encountered the following problems:

•	difficulties in upgrading or expanding existing facilities;

•	unexpected breakdowns in our manufacturing equipment and/or related facility systems;

•	unexpected events, such as an electricity outage or misprocess, affecting the manufacturing process;

•	difficulties in changing or upgrading our process technologies;

•	raw materials shortages and impurities; and

•	delays in delivery and shortages of spare parts and in maintenance of our equipment.

If we are unable to purchase equipment and raw materials, we may not be able to manufacture our products in a timely fashion, which may result in a loss of existing and potential new customers.

To increase the production capability of our facility and to maintain the quality of production in our facility, we must procure additional equipment. In periods of high market demand, the lead times from order to delivery of manufacturing equipment could be as long as 12 to 18 months. We also procure used equipment which can take longer to qualify into the manufacturing process, hence we may not be able to manufacture our products in a timely manner.   In addition, our manufacturing processes use many raw materials, including silicon wafers, chemicals, gases and various metals, and require large amounts of fresh water and electricity. Manufacturing equipment and raw materials generally are available from several suppliers. In several instances, however, we purchase equipment and raw materials from a single source. Shortages in supplies of manufacturing equipment and raw materials could occur due to an interruption of supply or increased industry demand. Any such shortages could result in production delays that could result in a loss of existing and potential new customers.  This may have a material adverse effect on our business and financial condition.

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

As of December 31, 2014, we had 165 patents in force. We intend to continue to file patent applications when appropriate. The process of seeking patent protection may take a long time and be expensive. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services and products will protect our intellectual property rights to the same extent as the United States. Further, we cannot assure you that we will at all times enforce our patents or other intellectual property rights or that courts will uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology, which could reduce our opportunities to generate revenues.

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

Products manufactured by us may be returned within specified periods if they are defective or otherwise fail to meet customers’ prior agreed upon specifications. Although product returns have historically been less than 1% of revenues, future product returns which exceed our established provisions by significant amounts, if any, may have an adverse effect on our business and financial condition.

We are subject to risks related to our international operations.

We have made substantial revenue from customers located in Asia-Pacific and in Europe. Because of our international operations, we are vulnerable to the following risks:

•
we price our products primarily in US dollars; if the Euro, Yen or other currencies weaken relative to the US dollar, our products may be relatively more expensive in these regions which may affect our ability to be competitive compare to the local manufactures in these regions and could result in a decrease in our revenue;

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

Since Jazz Semiconductor’s inception, a large percentage of its revenues has primarily been derived from products manufactured using standard CMOS processes that are no longer the focus of its business. As customers design their next generation products for smaller geometry CMOS processes, they may look to other foundries to provide their requisite manufacturing capacity. As a result, we may not continue to generate the same level of revenues from our standard CMOS processes in the future as it shifts our focus and operations to our more specialized processes: advanced analog, radio frequency, high voltage, bipolar and silicon germanium bipolar CMOS processes and double-diffused metal oxide semiconductor processes. If our potential or existing customers design their products using smaller geometry CMOS processes at other foundries, and we are unable to increase the revenues we derive from our specialty process technologies, our business, results of operations and cash flows may be harmed.

Our manufacturing suppliers or our customers could reduce our sales or require design modifications due to noncompliance with existing or future governmental regulations.

The semiconductors we produce and the export of technologies used in our manufacturing processes may be subject to U.S. export control and other regulations implemented by the U.S. and/or other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business by reducing our sales, or requiring extensive modifications to our customers’ products. Neither we nor our customers may export products using or incorporating controlled technology without obtaining an export license. These restrictions may make foreign competitors facing less stringent controls on their processes and their customers’ products more competitive in the global market than us or our customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised from time to time.

A significant portion of our workforce is unionized, and our operations may be adversely affected by work stoppages, strikes or other collective actions which may disrupt our production and adversely affect the yield and deliveries of our fab.

A significant portion of our employees at our Newport Beach, California fab are represented by a union and covered by a collective bargaining agreement that is scheduled to expire in May 2015 and is currently being negotiated for renewal We cannot predict the effect that continued union representation or future organizational activities will have on our business. We cannot assure you that we will not experience a material work stoppage, strike or other collective action in the future, which may disrupt our production and adversely affect our yield and deliveries of our fab, resulting in negative impacts to our customers, financial position and financial results.

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

Risks relating to construction activities and our fabrication facility lease.

We lease our fabrication facilities and headquarters under lease contracts that we can extend  until 2027, through the exercise of options at our sole discretion to extend the lease periods from 2017 to 2022 and from 2022 to 2027. A few years ago our landlord began a construction project adjacent to the fabrication facility. Although we do not anticipate material adverse impact to our operations, it is possible that construction activities adjacent to our fabrication facility could result in temporary reductions or interruptions in the supply of utilities to the property and that a portion or all of the fabrication facility may need to be idled temporarily during development. If construction activities limit or interrupt the supply of water, gas or electricity to our fabrication facility or cause significant vibrations or other disruptions, it could limit or delay our production, which could adversely affect our business and operating results. In addition, an unplanned power outage caused by construction activities, even of very limited duration, could result in a loss of wafers in production, deterioration in our fab yield and substantial downtime to reset equipment before resuming production. In addition, the recent lease amendment set forth certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

The Company leased its fabrication facilities, land and headquarters from Conexant between 2002 and 2010. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2027, including the Company's option to extend the lease terms,  at its sole discretion from 2017 to 2022 and from 2022 to 2027. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent, fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations.

The Company’s landlord exercised its right to terminate the previous office building lease, therefore in January 2014 the Company moved its offices to the fabrication building and to nearby new leased office space.  The Company and the landlord signed an additional amendment to the amended lease to reflect termination of the office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building lease termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities at least through 2027 (including by exercising its two consecutive five-year extension periods which it can exercise in its sole discretion).

The following table provides certain information as to Jazz’s principal general offices, manufacturing and warehouse facilities lease:

Property Location	Floor Space
Newport Beach, California	336,500 square feet

Item 3.    Legal roceedings

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

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends in the near future. It is our board’s current intention to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends, if and when paid, will be within the discretion of the board of directors and will be contingent upon our revenues and earnings, if any, capital requirements, the terms of the Credit Line Agreement with Wells Fargo and the indentures underlying our notes, and our general financial condition.

Item 6.    Selected Financial Data

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

JAZZ TECHNOLOGIES, INC.

The following discussion and analysis of the financial condition and results of operations of Jazz Technologies, Inc. for the years ended December 31, 2014 and December 31, 2013, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K, including the information in the section of this report entitled “Risk Factors”.

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

Results of Operations

For the years ended December 31, 2014 and December 31, 2013 we had net loss of $11.3 million and $10.8 million, respectively.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Year Ended
	December 31, 2014	December 31, 2013
Revenue	100%	100%
Cost of revenue	82.2	81.8
Gross profit	17.8	18.2
Operating expenses:
Research and development	6.1	7.0
Selling, general and administrative	6.5	7.5
Amortization related to a lease agreement early termination	--	4.5
Total operating expenses	12.6	19.0
Operating profit (loss)	5.2	(0.8)
Interest expenses, net	(3.8)	(4.4)
Other financing expense, net	(9.3)	(4.2)
Other expense, net	--	(0.3)
Income tax benefit	2.9	3.2
Net loss	(5.0)%	(6.5)%

Comparison of Years Ended December 31, 2014 and December 31, 2013

Revenue

Our net revenue for the year ended December 31, 2014 amounted to $221.5 million as compared to $166.5 million for the year ended December 31, 2013. The revenue increase is mainly attributable to 27% higher quantities sold and 5% higher  average selling price on our products during the year ended December 31, 2014.

Cost of Revenue

Our cost of revenue amounted to $182.1 million for the year ended December 31, 2014 as compared to $136.2 million for the year ended December 31, 2013. The increase in cost of revenue was mainly due to higher costs associated with the increase in quantities of wafers that we manufactured, as described above.

Gross Profit

Gross profit was $39.3 million for the year ended December 31, 2014 as compared to $30.3 million for the year ended December 31, 2013, a $9.0 million improvement that resulted from the above components.

Operating Expenses

Operating expenses for the year ended December 31, 2014 amounted to $27.9 million, as compared to $31.6 million for the year ended December 31, 2013. The decrease in operating expenses for the year ended December 31, 2014 is due to $7.5 million amortization related to an early termination of an office building lease agreement in the year ended December 31, 2013 offset by $3.8 million of increased other operating expenses, which reflected 13% of revenue in 2014 as compared to 15% of revenue in 2013.

Interest Expenses, Net and Other Financing Expense, Net

Interest expenses, net and other financing expense, net for the year ended December 31, 2014 amounted to $29.0 million, as compared to $14.4 million for the year ended December 31, 2013. The primary reasons for the increase are (i)  $9.8 million non-cash cost resulting from the 2014 exchange agreement; and (ii) $3.0 million mainly non-cash costs resulting from the early redemption of the 2010 Notes, as described in Note 5 to our consolidated financial statements included in this report.

Other Expense, net

Other expense, net was immaterial and included mainly capital loss from sales of fixed assets.

Income Tax Benefit

Income tax benefit amounted to $6.3 million for the year ended December 31, 2014, as compared to income tax benefit of $5.3 million for the year ended December 31, 2013.

Net Loss

Net loss for the year ended December 31, 2014 was $11.3 million as compared to $10.8 million net loss for the year ended December 31, 2013. The $0.5 million increase in net loss is mainly due to approximately $12.8 million increase in non-cash financing expense, net, described above (see items (i) and (ii) above), offset by $7.5 million amortization related to an early termination of an office building lease agreement in the year ended December 31, 2013 and by improved gross profits of $9.0 million in the year ended December 31, 2014 that resulted from the increased revenue.

Changes in Financial Condition

Liquidity and Capital Resources

During 2014, we increased our cash and cash equivalents from $51.4 million as of December 31, 2013 to $73.4 million as of December 31, 2014. During the year ended December 31, 2014 we generated approximately $41 million from operating activities, invested in fixed assets, net, approximately $25 million, and received approximately $5 million, net, from the issuance of debentures (net of debenture pre-payments).

As of December 31, 2014 our debt par value was approximately $122 million, comprised of approximately (i) $45 million par value of notes originally due June 2015 (the “2010 Notes”, as defined in Note 5 to our consolidated financial statements included in this report) (which were early redeemed in January 2015); (ii) $58 million par value of 8% convertible senior notes due December 2018 (the “2014 Notes”, as defined in Note 5 to our consolidated financial statements included in this report); and (iii) $19 million borrowing under the Wells Fargo line of credit due December 2018. We will need a significant amount of cash to satisfy our debt and meet our other cash needs, which may not be available to us. Our ability to make payments on, or repay or refinance, our debt and to fund capital expenditures, working capital and other cash needs will depend largely upon our future operating performance, our ability to comply with borrowing base requirements to drawdown additional funds, if required, from the Wells Fargo credit line, our ability to extend or renew the credit line from the bank  and our ability to pay or refinance the 2014 Notes. Our future operating performance, to a certain extent, is subject to general economic conditions, financial markets, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to repay or  refinance the notes and that future borrowings will be available to us under the credit facilities or from other sources in an amount and on terms and conditions sufficient to enable us to make payments on our debt or to fund our other liquidity needs.  In order to finance our debt and other liabilities and obligations, we continue to explore measures to obtain funds from sources in addition to cash on hand and expected cash flow from our ongoing operations, including sales of assets; issuance of new securities; intellectual property licensing; improving operational efficiencies and sales; and exploring other alternatives to reduce our debt, including debt refinancing or restructuring or recycling of existing debt into new debt or other vehicles. Wells Fargo line of credit imposes certain limitations on our ability to repay or refinance the notes and/or to incur additional debt without Wells Fargo’s consent. Any default on payment of the notes or any default on a permitted refinancing of the notes would trigger a cross default under the Wells Fargo line of credit, which would permit the lenders to accelerate the obligations thereunder, potentially requiring us to repay or refinance the Wells Fargo credit line. There is no assurance that we will be able to obtain sufficient funding from the financing sources detailed above or other sources in a timely manner to allow us to fully or partially repay our debt. A default by us on any of our debt could have a material adverse effect on our operations and the interests of our creditors, and may affect our ability to fulfill our debt obligations and other liabilities.

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

As of December 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8.    Financial Statements and supplementary data

INDEX

JAZZ TECHNOLOGIES, INC.

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Jazz Technologies, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Jazz Technologies, Inc. and subsidiaries, (the "Company) (a wholly owned subsidiary of Tower Semiconductor Ltd.) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jazz Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor Zohar & Co.
Certified public accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 4, 2015

Jazz Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$73,387	$51,351
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 at December 31, 2014 and December 31, 2013	30,351	20,426
Other receivables	3,301	9,835
Inventories	30,794	26,297
Deferred tax asset	4,951	3,846
Other current assets	1,245	1,303
Total current assets	144,029	113,058
Long-term investments	--	778
Property, plant and equipment, net	71,527	78,345
Intangible assets, net	24,097	28,302
Goodwill	7,000	7,000
Other assets	3,945	3,333
Total assets	$250,598	$230,816
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debentures	$45,577	$--
Accounts payable	25,485	15,290
Accrued compensation and benefits	6,350	5,985
Deferred revenues	2,220	2,492
Other current liabilities	9,031	5,205
Total current liabilities	88,663	28,972
Long term liabilities:
Long-term debt from banks	19,100	19,100
Notes	42,889	81,181
Deferred tax liability	--	2,429
Employee related liabilities	4,387	2,551
Other long-term liabilities	14,842	12,780
Total liabilities	169,881	147,013
Stockholders' equity:
Ordinary shares of $1 par value;
Authorized: 200 shares;
Issued: 100 shares;
Outstanding: 100 shares;
Additional paid-in capital	74,986	63,576
Cumulative stock based compensation	2,802	2,173
Accumulated other comprehensive earnings	(503)	3,357
Retained earnings	3,432	14,697
Total stockholders' equity	80,717	83,803
Total liabilities and stockholders' equity	$250,598	$230,816

See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands)

	Year ended December 31,
	2014	2013	2012
Revenues	$221,469	$166,485	$164,395
Cost of revenues	182,120	136,200	134,393
Gross profit	39,349	30,285	30,002
Operating expenses:
Research and development	13,481	11,662	12,930
Selling, general and administrative	14,418	12,485	14,166
Amortization related to a lease agreement early termination	--	7,464	--
Total operating expenses	27,899	31,611	27,096
Operating profit (loss)	11,450	(1,326)	2,906
Interest expenses, net	(8,334)	(7,330)	(7,666)
Other financing expense, net	(20,706)	(7,033)	(5,772)
Other income (expense), net	--	(433)	159
Loss before income tax benefit	(17,590)	(16,122)	(10,373)
Income tax benefit	6,325	5,346	3,052
Net loss	$(11,265)	$(10,776)	$(7,321)

 See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(11,265)	$(10,776)	$(7,321)
Change in employees plan assets and benefit obligations ,net of taxes $1,774, $1,268 and $1,591 for the years ended December 31, 2014, 2013 and 2012, respectively	(3,860)	2,350	2,440
Comprehensive loss	$(15,125)	$(8,426)	$(4,881)

See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital and cumulative stock based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2011	100	$--	$65,115	$(1,433)	$32,794	$96,476
Stock compensation expense	--	--	554	--	--	554
Comprehensive loss:
Other comprehensive income	--	--	--	2,440	--	2,440
Net Loss	--	--	--	--	(7,321)	(7,321)
Balance at December 31, 2012	100	$--	$65,669	$1,007	$25,473	$92,149
Stock compensation expense	--	--	261	--	--	261
Tax benefit relating to stock based compensation	--	--	(181)	--	--	(181)
Other comprehensive income	--	--	--	2,350	--	2,350
Net Loss	--	--	--	--	(10,776)	(10,776)
Balance at December 31, 2013	100	$--	$65,749	$3,357	$14,697	$83,803
Stock compensation expense	--	--	671	--	--	671
Tax benefit relating to stock based compensation	--	--	(42)	--	--	(42)
Equity component, net relating to the 2014 notes exchange agreement	--	--	11,410	--	--	11,410
Other comprehensive loss	--	--	--	(3,860)	--	(3,860)
Net Loss	--	--	--	--	(11,265)	(11,265)
Balance at December 31, 2014	100	$--	$77,788	$(503)	$3,432	$80,717

Jazz Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(11,265)	$(10,776)	$(7,321)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Financing charges resulting from 2014 notes exchange agreement	9,817	--	--
Depreciation and amortization of intangible assets	44,783	47,720	35,883
Notes accretion and amortization of deferred financing costs and financing charges with respect to 2010 notes early redemption	11,007	6,931	5,865
Stock based compensation expense	671	261	554
Other income, net	--	433	(159)
Changes in operating assets and liabilities:
Trade receivables	(9,925)	(688)	(3,596)
Inventories	(4,497)	(2,277)	1,356
Other receivables and other current assets	3,514	(4,522)	1,251
Accounts payable	2,372	(2,598)	1,947
Due to related parties, net	4,899	(2,021)	(1,668)
Accrued compensation and benefits	365	(340)	911
Deferred revenue	98	1,919	(2,024)
Other current liabilities	(782)	480	(1,375)
Deferred tax liability, net	(8,316)	(4,550)	(1,074)
Employee related liabilities and long-term liabilities	(1,190)	(1,945)	(3,367)
Net cash provided by operating activities	41,551	28,027	27,183
Investing activities:
Purchases of property and equipment	(25,296)	(21,314)	(21,178)
Proceeds related to property and equipment	817	1,332	14,030
Net cash used in investing activities	(24,479)	(19,982)	(7,148)
Financing activities:
Proceeds from issuance of notes, net	9,214	--	--
Debt repayment	(4,250)	--	--
Short-term debt from bank	--	--	3,800
Net cash provided by financing activities	4,964	--	3,800
Net increase in cash and cash equivalents	22,036	8,045	23,835
Cash and cash equivalents at beginning of the period	51,351	43,306	19,471
Cash and cash equivalents at end of the period	$73,387	$51,351	$43,306

Non-cash activities:

	Year ended December 31,
	2014	2013	2012
Investments in property, plant and equipment	$10,852	$6,304	$4,049
Equity increase arising from exchange of straight to convertible debt	$9,609	$--	$--

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2014	2013	2012
Cash paid during the period for interest	$9,929	$7,500	$7,734
Cash paid (received) during the period for income taxes	$(1,539)	$--	$852
See accompanying notes.

      Jazz Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business and Formation

Unless specifically noted otherwise, as used throughout these notes to the consolidated financial statements, “Jazz”, “Company” refers to the business of Jazz Technologies, Inc. and “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc.

The Company

Since the merger with Tower in 2008, the Company is a 100%-owned subsidiary of Tower.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. They contain all accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2014 and December 31, 2013, and the consolidated results of its operations and cash flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified in order to conform to the 2014 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

Functional Currency

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

Property, Plant and Equipment

Property and equipment are presented at cost, including capitalizable costs. Capitalizable costs include only costs that are identifiable with, and related to, the property and equipment and are incurred prior to its initial operation. Identifiable incremental, direct costs include costs associated with constructing, establishing and installing property and equipment, and costs directly related to pre-production test runs of property and equipment that are necessary to get it ready for its intended use.

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

              Intangible Assets

Intangible assets include mainly the valuation amount attributed to the intangible assets as part of the Merger with Tower. The amounts attributed to intangible assets are amortized over the expected estimated economic life of the intangible assets and as commonly used in the industry.

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

Impairment of Goodwill

Goodwill is subject to an impairment test on an annual basis or upon the occurrence of certain events or circumstances. The goodwill impairment test is performed according to the following principles: An initial qualitative assessment of the likelihood of impairment may be performed. If this step does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the impairment test is performed.

Goodwill impairment is assessed based on a comparison of the fair value of the unit, to which the goodwill is ascribed, and the underlying carrying value of its net assets, including goodwill. If the carrying amount of the unit exceeds its fair value, the implied fair value of the Company’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any.

The Company uses the income approach methodology of valuation that includes discounted cash flows to determine the fair value of the unit. Significant management judgment is required in the forecasts of future operating results used for this methodology.

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

                 Comprehensive Income (Loss)

In accordance with ASC Topic 220, “Comprehensive Income”, comprehensive income (loss) represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a reporting period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) represents gains and losses that are included in comprehensive income but excluded from net income.

Stock Based Compensation

The Company applies the provisions of ASC 718 “Compensation - Stock Compensation”, under which employee share-based equity awards are accounted for under the fair value method. Accordingly, stock-based compensation to employees and directors is measured at the grant date, based on the fair value of the award. The Company estimates stock price volatility based on historical volatility of Tower’s stock price. The Company uses the straight-line attribution method to recognize stock-based compensation costs over the vesting period of the award.

The key assumptions used in the Black-Scholes model in determining the fair value of options granted during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Expected life in years	4.75 years	4.75 years	4.75 years
Expected annual volatility	47%-54%	51%-65%	53%-55%
Risk-free interest rate	1.4%-1.8%	0.8%-1.8%	0.6%-1.0%
Dividend yield	0.00%	0.00%	0.00%

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of December 31, 2014 and December 31, 2013 consists of:

	December 31, 2014	December 31, 2013
Customer 1	44%	36%
Customer 2	*	12

* Indicates less than 10%.

Net revenues from significant customers representing 10% or more of net revenues are provided by customers as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Customer A	33%	23%	17%

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

Recently Issued Accounting Pronouncements In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition, ASU 2014-09, “Revenue from Contracts with Customers”. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

In August 2014, the FASB issued amended guidance related to disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, as necessary, to provide related footnote disclosures. The guidance has an effective date of December 31, 2016. The Company believes that the adoption of this new standard will not have a material impact on its consolidated financial statements.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Raw material	$5,493	$4,434
Work in process	24,299	15,618
Finished goods	1,002	6,245
	$30,794	$26,297

Property, plant and equipment

Property, plant and equipment consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	Useful life (In years)	December 31, 2014	December 31, 2013
Building (including facility infrastructure)	10-14	$27,496	$26,809
Machinery and equipment	3-7	229,409	196,812
		256,905	223,621
Accumulated depreciation		(185,378)	(145,276)
		$71,527	$78,345

Intangible Assets

Intangible assets consist of the following at December 31, 2014 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,533	$767
Patents and other core technology rights	9	15,100	10,547	4,553
In process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,090	1,510
Trade name	9	5,200	3,632	1,568
Facilities lease	19	33,500	17,801	15,699
Total identifiable intangible assets		$61,500	$37,403	$24,097

Intangible assets consist of the following at December 31, 2013 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,046	$1,254
Patents and other core technology rights	9	15,100	8,870	6,230
In process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	916	1,684
Trade name	9	5,200	3,054	2,146
Facilities lease	19	33,500	16,512	16,988
Total identifiable intangible assets		$61,500	$33,198	$28,302

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

The outstanding borrowing availability varies from time to time based on the levels of the Company's eligible accounts receivable, eligible equipment, eligible inventories and other terms and conditions described in the Credit Line Agreement. The Credit Line Agreement is secured by the assets of the Company. The Credit Line Agreement contains customary covenants and other terms,  as well as customary events of default. If any event of default will occur, Wells Fargo may declare all borrowings under the facility and foreclose on the collateral due immediately. Furthermore, an event of default under the Credit Line Agreement would result in an increase in the interest rate on any amounts outstanding. The Company's obligations pursuant to the Credit Line Agreement are not guaranteed by Tower.

Borrowing availability under the Credit Line Agreement as of December 31, 2014 was approximately $54 million, of which approximately $24 million had been utilized as of such date (including approximately $19 million through loans and approximately $5 million letters of credit).

As of December 31, 2014, the Company was in compliance with all of the covenants under this facility.

Note 5:   Notes

Introduction

As of December 31, 2014, the Company had approximately $45 million principal amount of notes outstanding originally due June 2015 (which were early redeemed in January 2015) and approximately $58 million principal amount of notes outstanding due December 2018. Description and composition are as follows:

$45 million Jazz 2010 Notes redeemed during January 2015

In July 2010, the Company issued notes in the principal amount of approximately $94 million due June 2015 (the “2010 Notes”). Interest on the 2010 Notes at a rate of 8% per annum was payable semiannually.

As of December 31, 2014, approximately $45 million, in principal amount of the 2010 Notes were outstanding.  As of January 8, 2015 , the 2010 Notes had been fully redeemed through: (i) an early redemption of approximately $45 million outstanding amount, as permitted by the terms of the indenture governing the 2010 Notes, completed in January 2015; and (ii) the 2014 exchange agreement (as defined and discussed below).

As a result, as of January 8, 2015, no outstanding amount is due by the Company towards the aforementioned $45 million 2010 Notes.

$58 million Jazz 2014 Notes due December 2018

In March 2014, the Company, certain of its domestic subsidiaries and Tower entered into an exchange agreement (the “2014 Exchange Agreement”) with certain 2010 Notes holders (the “2014 Participating Holders”) according to which the Company issued new unsecured convertible senior notes due December 2018 (the “2014 Notes”) in exchange for approximately $45 million in aggregate principal amount of 2010 Notes.

In addition, in March 2014, the Company, Tower and certain of the 2014 Participating Holders (the “Purchasers”) entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Purchasers purchased $10 million aggregate principal amount of 2014 Notes for cash consideration.

Interest on the 2014 Notes at a rate of 8% per annum is payable semiannually. Holders of the 2014 Notes may submit a conversion request with respect to their 2014 Notes to be settled through cash or ordinary shares of Tower, in which event the conversion price is set to $10.07 per share, reflecting a 20 percent premium over the average closing price for Tower’s ordinary shares for the five trading days ending on the day prior to the signing date of the 2014 Exchange Agreement and Purchase Agreement.

The 2014 Notes are unsecured senior obligations of the Company, rank equally with all other existing and future unsecured senior indebtedness of the Company, and are effectively subordinated to all existing and future secured indebtedness of the Company, including the Company’s secured Credit Line Agreement with Wells Fargo (see Note 4 above), to the extent of the value of the collateral securing such indebtedness. The 2014 Notes rank senior to all existing and future subordinated debt. The 2014 Notes are not guaranteed by Tower.

 Holders of the 2014 Notes are entitled, subject to certain conditions and restrictions, to require the Company to repurchase the 2014 Notes at par plus accrued interest and a 1% redemption premium in the event of certain change of control transactions as set forth in the Indenture governing the 2014 Notes.

 The Indenture contains certain customary covenants, including covenants restricting the Company’s ability and the ability of its subsidiaries to, among other things, incur additional debt, incur additional liens, make specified payments and make certain asset sales.

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

As of December 31, 2014, approximately $58 million principal amount of 2014 Notes was outstanding.

The Credit Line Agreement imposes certain limitations on the ability to repay the notes and/or to incur additional indebtedness without Wells Fargo’s consent. Any default on payment of the notes or any default on a permitted refinancing of the notes would trigger a cross default under the Credit Line Agreement, which would permit the lenders to accelerate the obligations thereunder, potentially requiring the Company to repay or refinance the Credit Line Agreement.

The Company concluded that said exchange should not be recognized as a troubled debt restructuring in accordance with the provisions of  ASC 470-60 "Troubled Debt Restructurings by Debtors". In accordance with the provisions of ASC 470-50 “Modifications and Extinguishments” the Company concluded that the exchange resulted in an extinguishment of the old debt and the issuance of a new convertible debt to be recorded at fair value. As described above, certain of the 2014 Notes were issued in exchange for certain of the 2010 Notes. Since the 2014 Notes were not traded and no quotes were available, the Company determined the fair value of the 2014 Notes using the present value technique. The 2014 Exchange Agreement resulted in an amount of approximately $9.8 million, which has been recorded in the statement of operations report as non-cash one-time financing expense for the year ended December 31, 2014. The convertible feature has been measured as the difference between the fair value of the liability component and the fair value of the note as a whole, and recorded in equity in accordance with ASC 470-20 “Debt With Conversion and Other Options”.

For disclosure purposes, the fair value of the 2010 Notes and the 2014 Notes as of December 31, 2014 was approximately $126 million. Such fair value is determined by taking in consideration the market approach, using the last quotations of the notes.

Note 6:    Income Taxes

The Company’s effective tax rate differs from the statutory rate as follows (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Tax benefit computed at the federal statutory rate	$(6,156)	$(5,643)	$(3,630)
State tax, net of federal provision (benefit)	(577)	262	100
Research Credits	(150)	(186)	--
Unrecognized tax benefits	412	298	248
Permanent items & others	146	(77)	230
Income tax benefit	$(6,325)	$(5,346)	$(3,052)

The Company’s tax provision (benefit) is as follows (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Current tax expense (benefit):
Federal	$1,889	$(633)	$(1,948)
State	(2)	41	(51)
Foreign	3	12	21
Total current	1,890	(580)	(1,978)
Deferred tax benefit:
Federal	(8,215)	(4,766)	(1,074)
State	--	--	--
Total deferred	(8,215)	(4,766)	(1,074)
Income tax benefit	$(6,325)	$(5,346)	$(3,052)

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

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets - current:
Net operating loss carryforwards	$938	$2,026
Employees benefits and compensation	1,452	1,520
Debt discount	1,253	--
Accruals, reserves and others	3,105	1,757
Total deferred tax assets	6,748	5,303
Valuation allowance	(1,797)	(1,457)
Total current deferred tax assets	$4,951	$3,846

Deferred tax assets - long-term:
Deferred tax assets
Net operating loss carry forward	$12,218	$10,751
Employees benefits and compensation	2,249	2,829
Other	(1)	--
	14,466	13,580
Valuation allowance	(5,223)	(4,983)
	9,243	8,597
Deferred tax asset (liability) - property, plant and equipment	2,137	(1,230)
Intangible assets	(6,318)	(7,253)
Debt discount	(4,200)	(884)
Other	(557)	(1,659)
Total deferred tax assets (liabilities)	305	(2,429)
Total deferred taxes	$5,256	$1,417

The future utilization of the Company’s net operating loss carry forwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred. Additional limitations could apply if ownership changes occur in the future. The Company has had two “change in ownership” events that limit the utilization of net operating loss carry forwards. The first “change in ownership” event occurred in February 2007 upon our acquisition of Jazz Semiconductor. The second “change in ownership” event occurred on September 19, 2008, the date of the Company’s Merger with Tower. The Company concluded that the net operating loss limitation for the change in ownership which occurred in September 2008 will be an annual utilization of $2.1 million for the use in its tax return. The Company had at December 31, 2014 federal net operating loss carry forwards of approximately $31 million that will begin to expire in 2022 unless previously utilized.

At December 31, 2014, the Company had state net operating loss carry forwards of approximately $141.5 million. The state tax loss carry forwards is expected to start expiring from 2015 onwards.

At December 31, 2014, the Company had combined federal and state alternative minimum tax credits of $0.9 million. The alternative minimum tax credits do not expire. At December 31, 2014, the Company had approximately $1.0 million of federal research and development credits that will begin to expire in 2030.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2014	$19,362
Additions for tax positions of current year	51
Reductions for tax positions of prior years	--
Balance at December 31, 2014	$19,413

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2013	$19,721
Additions for tax positions of current year	12
Reductions for tax positions of prior years	(371)
Balance at December 31, 2013	$19,362

Unrecognized tax benefits
(in thousands)
Balance at January 1, 2012	$23,965
Reductions for tax positions of prior year	(275)
Settlements	(3,969)
Balance at December 31, 2012	$19,721

The Company accounts for its uncertain tax provisions in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2014, the Company had unrecognized tax benefits of $19.4 million. The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is $19.1 million as of December 31, 2014.

The statute of limitation with respect to tax year 2010, which is expected to expire during 2015, will result in, if expired, the cancelation of the respective unrecognized tax benefit for such year, in the amount of approximately $11 million.

During 2014, the Company was updated that the 2011 federal tax returns it has filed in 2012 and were audited since 2013, were accepted as filed without any audit adjustments.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2010; state and local income tax examinations before 2010; and foreign income tax examinations before 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry forward amount.

Note 7:   Employee Benefit Plans

The following information provided recognizes the changes in 2014, 2013 and 2012 periodic expenses and benefit obligations due to the bargaining agreement effective December 19, 2009 entered into by the Company with its collective bargaining unit employees.

Postretirement Medical Plan

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Company’s postretirement medical plan expense are as follows (in thousands, except percentages):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net periodic benefit cost
Service cost	$24	$32	$146
Interest cost	118	126	399
Expected return on plan assets	--	--	--
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	(1,737)	(1,703)	(244)
Amortization of net (gain) or loss	(227)	(132)	--
Total net periodic benefit cost	$(1,822)	$(1,677)	$301
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$--	$(91)	$(3,851)
Net (gain) or loss for the period	558	(668)	(1,355)
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	1,737	1,703	244
Amortization of net gain or (loss)	227	132	--
Total recognized in other comprehensive income	$2,522	$1,076	$(4,962)
Total recognized in net periodic benefit cost and other comprehensive income	$700	$(601)	$(4,661)
Weighted average assumptions used:
Discount rate	5.20%	4.30%	5.20%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for current year (Pre-65/Post-65)	7.75%/25.00%	8.25%/35.00%	8.25%/57.00%
Ultimate rate (Pre-65/Post-65)	5.00%/5.00%	5.00%/5.00%	5.00%/5.00%
Year the ultimate rate is reached (Pre-65/Post-65)	2022/2022	2022/2022	2021/2019
Measurement date	December 31, 2014	December 31, 2013	December 31, 2012

Impact of one-percentage point change in assumed health care cost trend rates as of December 31, 2014:	Increase	Decrease
Effect on service cost and interest cost	$10	$(8)
Effect on postretirement benefit obligation	$254	$(198)

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s postretirement medical plan are as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of period	$2,317	$2,995	$7,749
Service cost	24	32	146
Interest cost	118	126	399
Benefits paid	(40)	(77)	(93)
Change in plan provisions	--	(91)	(3,851)
Actuarial loss (gain)	558	(668)	(1,355)
Benefit obligation end of period	$2,977	$2,317	$2,995
Change in plan assets:
Fair value of plan assets at beginning of period	$--	$--	$--
Actual return on plan assets	--	--	--
Employer contribution	40	77	93
Benefits paid	(40)	(77)	(93)
Fair value of plan assets at end of period	$--	$--	$--
Funded status	$(2,977)	$(2,317)	$(2,995)

Non-current assets	$--	$--	$--
Current liabilities	(83)	(89)	(132)
Non-current liabilities	(2,894)	(2,228)	(2,863)
Net amount recognized	$(2,977)	$(2,317)	$(2,995)
Weighted average assumptions used:
Discount rate	4.30%	5.20%	4.30%
Rate of compensation increases	N/A	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year (Pre 65/Post 65)	7.00%/20.00%	7.75%/25.00%	8.25%/35.00%
Ultimate rate (Pre 65/ Post 65)	4.50%/5.00%	5.00%/5.00%	5.00%/5.00%
Year the ultimate rate is reached (Pre 65/ Post 65)	2025/2022	2022/2022	2022/2022

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits ($)
2015	$83
2016	76
2017	96
2018	114
2019	125
2020-2024	$699

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

The components of the change in benefit obligation, the change in plan assets and funded status for the Company’s pension plan are as follows (in thousands, except percentages):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net periodic benefit cost
Service cost	$--	$--	$--
Interest cost	796	732	761
Expected return on plan assets	(1,257)	(948)	(817)
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	3	--	--
Amortization of net (gain) or loss	--	97	70
Total net periodic benefit cost	$(458)	$(119)	$14
Other changes in plan assets and benefits obligations recognized in other comprehensive income
Prior service cost for the period	$--	$93	$--
Net (gain) or loss for the period	3,117	(4,696)	1,000
Amortization of transition obligation (asset)	--	--	--
Amortization of prior service costs	(3)	--	--
Amortization of net gain or (loss)	--	(97)	(70)
Total recognized in other comprehensive income	$3,114	$(4,700)	$930
Total recognized in net periodic benefit cost and other comprehensive income	$2,656	$(4,819)	$944
Weighted average assumptions used:
Discount rate	5.10%	4.30%	5.10%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increases	N/A	N/A	N/A
Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:
Transition obligation (asset)	$--	$--	$--
Prior service cost	3	3	--
Net actuarial (gain) or loss	$31	$--	$97

The components of the change in benefit obligation; change in plan assets and funded status for the Company’s pension plan are as follows (in thousands, except percentages):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of period	$15,873	$17,272	$15,134
Service cost	--	--	--
Interest cost	796	732	761
Benefits paid	(532)	(437)	(293)
Change in plan provisions	--	93	--
Actuarial loss (gain)	3,167	(1,787)	1,670
Benefit obligation end of period	$19,304	$15,873	$17,272
Change in plan assets
Fair value of plan assets at beginning of period	$16,652	$12,543	$10,842
Actual return on plan assets	1,307	3,857	1,488
Employer contribution	707	689	506
Benefits paid	(532)	(437)	(293)
Fair value of plan assets at end of period	$18,134	$16,652	$12,543
Funded status	$(1,170)	$779	$(4,729)
Accumulated benefit obligation	$19,304	$15,873	$17,272

Non-current assets	$--	$779	$--
Current liabilities	--	--	--
Non-current liabilities	(1,170)	--	(4,729)
Net amount recognized	$(1,170)	$779	$(4,729)
Weighted average assumptions used
Discount rate	4.20%	5.10%	4.30%

Rate of compensation increases	N/A	N/A	N/A

The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

Fiscal Year	Other Benefits
2015	$600
2016	670
2017	743
2018	809
2019	864
2020-2024	$5,150

The Plan’s assets measured at fair value on a recurring basis consisted of the following as of December 31, 2014:

	Level 1	Level 2	Level 3
Investments in Mutual Funds	$--	$18,134	$--
Total plan assets at fair value	$--	$18,134	$--

The Plan’s assets measured at fair value on a recurring basis consisted of the following as of December 31, 2013:

	Level 1	Level 2	Level 3
Investments in Mutual Funds	$--	$16,652	$--
Total plan assets at fair value	$--	$16,652	$--

The Company’s pension plan weighted average asset allocations at December 31, 2014 by asset category are as follows:

Asset Category:	December 31, 2014	Target allocation 2015
Equity securities	60%	60%
Debt securities	40%	40%
Real estate	0%	0%
Other	0%	0%
Total	100%	100%

The Company’s primary policy goals regarding plan assets are cost-effective diversification of plan assets, competitive returns on investment, and preservation of capital. Plan assets are currently invested in mutual funds with various debt and equity investment objectives. The target asset allocation for the plan assets is 40% debt, or fixed income securities, and 60% equity securities. Individual funds are evaluated periodically based on comparisons to benchmark indices and peer group funds and necessary investment decisions are made in accordance with the policy goals of the plan investments by management. Actual allocation to each asset category fluctuate and might be outside the target range due to changes in market conditions.

The estimated expected return on assets of the plan is based on assumptions derived from, among other things, the historical return on assets of the plan, the current and expected investment allocation of assets held by the plan and the current and expected future rates of return in the debt and equity markets for investments held by the plan. The obligations under the plan could differ from the obligation currently recorded if management's estimates are not consistent with actual investment performance.

Note 8:    Stockholders’ Equity

In August 2012, Tower completed a reverse split of its ordinary shares at a ratio of 1 for 15. Proportional adjustments were made to all of Tower’s outstanding convertible securities.

All numbers of shares and other convertible securities of Tower and Tower's share price in these financial statements reflect the effect of the reverse share split.

Common Stock

As of December 31, 2014 and December 31, 2013, the Company had 200 authorized shares.

The number of outstanding shares of the Company's common stock at December 31, 2014 was 100, all of which are owned by Tower.

Stock Options

Tower’s 2009 Share Incentive Plans (the "2009 Plans") - In 2009 the Company adopted new share incentive Plans to directors officers, employees and its subsidiaries. The options granted at an exercise price which equals the closing market price of the ordinary shares immediately prior to the date of grant, the exercise price will not be lower than the nominal value of the Shares, vest over up to a three, and are not exercisable beyond seven years from the grant date. As of December 31, 2014, 123,604 non-qualified stock options outstanding under the 2009 Plans. No further grants may be made under these plans.

Tower’s 2013 Share Incentive Plan (the "2013 Plan") - In 2013 the Company adopted new share incentive Plan to directors, officers, employees and its subsidiaries. Options to be granted under the plan will bear exercise price which equals an average of the closing price in the thirty trading days immediately prior to the date of grant, the exercise price will not be lower than the nominal value of the Shares, vest over up to a three year period and are not exercisable beyond seven years from the grant date. As of December 31, 2014, 941,634 non-qualified stock options are outstanding under the 2013 Plan. Further grants may be approved in accordance with the board of directors of the Company’s decision.

As of December 31, 2014, total of 1,129,823 non-qualified stock options are outstanding under all Options Plans.

During 2013, Tower awarded 894,634 non-qualified stock options to Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $4.48.

During 2014, Tower awarded 125,000 non-qualified stock options to Company employees that vest over a three year period from the date of grant. The weighted average exercise price was $10.89.

The Company recorded $671,000, $261,000 and $553,000 of compensation expenses relating to options granted to employees, for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense was recognized in the following line items in the statement of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Component of income (loss) before provision for income taxes:
Cost of revenue	$313	$190	$291
Research and development, net	334	120	126
Selling, general and administrative	24	(49)	136
Stock-based compensation expense	671	261	553
Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	(244)	(92)	(196)
Stock-based compensation, net of taxes	$427	$169	$357

The following table summarizes stock option award activity:

	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2013	1,124	$6.30
Granted	125	10.89
Exercised	(40)	4.56
Cancelled or expired	(79)	5.98
Outstanding at December 31, 2014	1,130	6.89
Options exercisable at December 31, 2014	185	$14.82
	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2012	364	$15.51
Granted	895	4.48
Exercised	(19)	4.35
Cancelled or expired	(116)	21.49
Outstanding at December 31, 2013	1,124	6.30
Options exercisable at December 31, 2013	203	$12.08
	Number of options	Weighted average exercise price per option
	(in thousands)
Outstanding at December 31, 2011	364	$15.55
Granted	5	12.91
Exercised	(1)	5.58
Cancelled or expired	(4)	17.00
Outstanding at December 31, 2012	364	15.51
Options exercisable at December 31, 2012	251	$13.07

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2014 were as follows:

Options Outstanding:

Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
$4.35-13.2	1,038	$5.43	5.64
$21-28.2	92	$23.52	2.78
	1,130	$6.89	5.41

Options Exercisable:

Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
$4.35-13.2	93	$6.24	2.30
$21-28.2	92	$23.52	2.78
	185	$14.82	2.54

The following table summarizes key data points for exercised options (in thousands):

	Year Ended December 31,
	2014	2013	2012
The intrinsic value of options exercised	$209	$31	$5
Cash received from the exercise of stock options	181	82	4
The tax benefit realized from stock options exercised	76	10	2
The fair value of options exercised	$250	$124	$3

Note 9:   Related Party Transactions:

	December 31, 2014	December 31, 2013
Due from related party (included in the accompanying balance sheets)	$3,828	$6,406
Due to related parties (included in the accompanying balance sheets)	$4,842	$146

Related party balances are with Tower and are mainly for purchases and payments on behalf of the other party, tools sale, tools lease and service charges. In addition, as described in Note 5 above, the Company issued to its 2014 Participating Holders and Purchasers an aggregate of approximately $58.3 million of Notes, which are convertible into an aggregate of up to approximately 5.8 million ordinary shares of Tower at a conversion price of $10.07 per share. In accordance with fair market value calculations, based on the net present value model of the equity component of the 2014 Notes and the dilution caused to Tower’s shareholders, the value was determined to be approximately $4.5 for each Tower share underlying the 2014 Notes (“Underlying Value”). This value was given by Tower to the Company, enabling the Company to execute the Exchange Agreement with its 2014 Participating Holders which in return agreed to extend the maturity of the Company’s outstanding debt from June 2015 to December 2018. This value is settled through a monetary deposit advance payment on account of future conversions. The advance will mature in one year and may be extended annually for additional one year periods, up to four (4) years, while bearing an interest rate equal to the applicable federal short-term-rate interest published by the Internal Revenue Service. In the event and to the extent of conversion of any 2014 Notes into Tower’s shares, the obligation of Tower to repay the advance payment balance shall be reduced. To date, the Company had deposited majority of such Underlying Value, against which it will apply any amounts for which the Company may become obligated to Tower as a result of any actual conversions of the 2014 Notes.

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

Note 11: Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant under lease contracts that we can extend until 2027, through the exercise of options at our sole discretion to extend the lease periods from 2017 to 2022 and from 2022 to 2027. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. Under our amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and our pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations.

The Company’s landlord exercised its right to terminate the previous office building lease, effective January 1, 2014. The Company moved its offices to the fabrication building and to nearby new leased office space. The Company and the landlord signed an additional amendment to the amended lease to reflect termination of the office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building lease termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities through 2027 (including by exercising its two consecutive five-year extension periods which it can exercise in its sole discretion).

Aggregate rental expense under operating leases was approximately $2.6 million for the year ended December 31, 2014 and approximately $2.4 million for each of the years ended 2013 and 2012.

Future minimum payments under non-cancelable building operating leases are as follows:

	Payment Obligations by Year (in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$2,665	$2,674	$851	$413	$383	$0	$6,986

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

Note 12: Valuation Account

Dollars in thousands		Additions
	Balance at the beginning of the period	Charged to costs and expenses	Deductions (A)	Balance at the end of the period
Allowance for doubtful accounts receivable:

Year ended December 31, 2014	$--	$--	$--	$--
Year ended December 31, 2013	$67	$(61)	$(6)	$--
Year ended December 31, 2012	$1,020	$17	$(970)	$67

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment using those criteria, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Omitted pursuant to General Instruction I (1) (a) and (b) of Form 10-K.

Item 14.  Principal Accounting Fees and Services

The following presents aggregate fees billed to us by Deloitte Touche Tohmatsu, our current principal accountants for the years ended December 31, 2014 and December 31, 2013. All of the fees described below were pre-approved by our audit committee.

Audit Fees. Audit fees billed by Brightman Almagor Zohar, a member of Deloitte Touche Tohmatsu were $212,000 for the year ended December 31, 2014 and $224,500 for the year ended December 31, 2013.

Audit-Related Fees. For the years ended December 31, 2014 and December 31, 2013 audit-related fees billed were  $6,846 and $646, respectively, in connection with Sarbanes Oxley compliance.

Tax Fees. Tax fees billed were $81,600 for the year ended December 31, 2014, and $49,000 for the year ended December 31, 2013 also in connection with transfer pricing studies.

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

4.3	Indenture dated as of March 25, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and U.S. Bank National Association — incorporated by reference to Exhibit 4.61 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013.

4.4	Registration Rights Agreement dated as of March 25, 2014 by and among Jazz Technologies, Inc., Jazz Semiconductor, Inc., Newport Fab, LLC and holders of the Jazz Technologies, Inc. 8% Convertible Senior Notes due 2018 — incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 16, 2014.

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

10.9
Fourth Amendment to Half Dome Lease between Newport Fab, LLC and Conexant Systems, Inc. dated as of June 15, 2009 — Incorporated by reference to Exhibit 10.21 to Jazz Technologies’ Annual Report on Form 10-K for the year ended December 31, 2010.

10.10
Fifth Amendment to Half Dome Lease between Newport Fab, LLC and Uptown Newport LP dated as of December 8, 2010 — Incorporated by reference to Exhibit 10.22 to Jazz Technologies’ Annual Report on Form 10-K for the year ended December 31, 2010.

10.11
Sublease between Newport Fab, LLC and Conexant Systems dated as of December 22, 2010 — Incorporated by reference to Exhibit 10.23 to Jazz Technologies’ Annual Report on Form 10-K for the year ended December 31, 2010.

*10.12
Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors — Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.13
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

10.14
First Amendment dated March 17, 2009 to the  Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.15
Second Amendment dated July 16, 2009 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.1 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.16
Third Amendment dated as of April 21, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.46 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.17
Fourth Amendment dated  as of June 29, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 – Incorporated by reference to Exhibit 10.47 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.18
Fifth Amendment dated  as of July 19, 2010 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 — Incorporated by reference to Exhibit 10.52 to Jazz Technologies’ Annual Report on Form 10-K for the year ended December 31, 2010.

10.19
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

10.20
Agreement and Plan of Merger and Reorganization by and among Tower Semiconductor Ltd., Armstrong Acquisition Corp. and Jazz Technologies, dated as of May 19, 2008 — Incorporated by reference to Exhibit 2.1 to Jazz Technologies’ Current Report on Form 8-K filed on May 20, 2008.

10.21
Exchange Agreement dated July 9, 2010 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC, Zazove Associates, LLC and certain holders of the Registrant’s 8% Senior Notes due 2011 – Incorporated by reference to Exhibit 10.48 to Jazz Technologies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.22
Eighth Amendment dated as of December 17, 2013 to the Second Amended and Restated Loan and Security Agreement by and among Jazz Technologies, Jazz Semiconductor, Inc., Newport Fab, LLC, Wachovia Capital Markets, LLC, Wachovia Capital Finance Corporation (Western) and the lenders from time to time party thereto, dated as of September 19, 2008 — Incorporated by reference to Exhibit 10.29 to Jazz Technologies’ Annual Report on Form 10-K for the year ended December 31, 2013.

10.23	Exchange Agreement dated as of March 19, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and certain holders of the Jazz Technologies, Inc. 8% Senior Notes due 2015 — incorporated by reference to Exhibit 4.59 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013.

10.24	Purchase Agreement dated as of March 19, 2014 by and among Jazz Technologies, Inc., Tower Semiconductor, Ltd., Jazz Semiconductor, Inc., Newport Fab, LLC and certain holders of the Jazz Technologies, Inc. 8% Senior Notes due 2015 — incorporated by reference to Exhibit 4.60 to the Annual Report on Form 20-F of Tower Semiconductor Ltd. For the year ended December 31, 2013.

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.1	Financial information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL.

*	Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAZZ TECHNOLOGIES, INC.

By:	/s/ MARCO RACANELLI
Marco Racanelli
Principal Executive Officer
Date: April 10, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Marco Racanelli and Ronit Vardi his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ MARCO RACANELLI	Senior Vice President and Site General Manager	April 10, 2015
Marco Racanelli	(Principal Executive Officer)

/s/ RONIT VARDI	Chief Financial Officer	April 10, 2015
Ronit Vardi	(Principal Financial and Accounting Officer)