Form 10-Q
period 2015-03-31
Jazz Technologies, Inc.
filed 2015-05-29
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

JAZZ TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Jazz Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,035	$73,387
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 at March 31, 2015 and December 31, 2014	28,449	30,351
Other receivables	2,803	3,301
Inventories	34,164	30,794
Deferred tax asset	4,951	4,951
Other current assets	1,713	1,245
Total current assets	92,115	144,029
Property, plant and equipment, net	69,429	71,527
Intangible assets, net	23,084	24,097
Goodwill	7,000	7,000
Other assets	15,733	3,945
Total assets	$207,361	$250,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debentures	$--	$45,577
Accounts payable	28,510	25,485
Accrued compensation and benefits	6,738	6,350
Deferred revenue	1,109	2,220
Other current liabilities	5,755	9,031
Total current liabilities	42,112	88,663
Long term liabilities:
Long-term debt from banks	19,100	19,100
Notes	43,577	42,889
Employee related liabilities	4,237	4,387
Other long-term liabilities	1,858	14,842
Total liabilities	110,884	169,881
Stockholders' equity:
Ordinary shares of $1 par value;
Authorized: 200 shares;
Issued: 100 shares;
Outstanding: 100 shares;
Additional paid-in capital	74,986	74,986
Cumulative stock based compensation	3,012	2,802
Accumulated other comprehensive loss	(803)	(503)
Retained earnings	19,282	3,432
Total stockholders' equity	96,477	80,717
Total liabilities and stockholders' equity	$207,361	$250,598

See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Revenues	$66,006	$46,919
Cost of revenues	48,501	39,919
Gross profit	17,505	7,000
Operating expenses:
Research and development	4,124	2,715
Selling, general and administrative	4,665	3,255
Total operating expenses	8,789	5,970
Operating profit	8,716	1,030
Interest expenses, net	(1,336)	(1,924)
Other financing expense, net	(724)	(11,876)
Profit (loss) before income tax benefit	6,656	(12,770)
Income tax benefit	9,194	3,640
Net income (loss)	$15,850	$(9,130)

See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(Loss)
(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Net income (loss)	$15,850	$(9,130)
Change in employees plan assets and benefit obligations	(300)	(565)
Comprehensive income (loss)	$15,550	$(9,695)

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Operating activities:
Net income (loss)	$15,850	$(9,130)
Adjustments to reconcile net loss for the period to net cash provided by operating activities:
Financing charges resulting from 2014 notes exchange agreement	--	9,817
Depreciation and amortization of intangible assets	11,813	10,489
Notes accretion and amortization of deferred financing costs	724	2,067
Stock based compensation expense	210	182
Changes in operating assets and liabilities:
Trade receivables	1,513	(2,507)
Inventories	(3,370)	313
Other receivables and other current assets	976	2,397
Accounts payable	935	2,654
Due to related parties, net	(3,844)	958
Accrued compensation and benefits	388	944
Deferred Revenue	(950)	(1,434)
Other current liabilities	1,364	(2,812)
Deferred tax liability, net	--	(3,437)
Employee related liabilities and other long-term liabilities	(13,133)	39
Net cash provided by operating activities	12,476	10,540
Investing activities:
Purchases of property and equipment	(8,341)	(4,452)
Proceeds related to property and equipment	196	--
Advance payment to related party	(13,000)	--
Net cash used in investing activities	(21,145)	(4,452)
Financing activities:
Debt repayment	(44,683)	--
Proceeds from issuance of notes, net	--	9,214
Net cash provided by (used in) financing activities	(44,683)	9,214
Net increase (decrease) in cash and cash equivalents	(53,352)	15,302
Cash and cash equivalents at beginning of period	73,387	51,351
Cash and cash equivalents at end of period	$20,035	$66,653
Non cash activities:
Investments in property, plant and equipment	$4,274	$4,557
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,581	$4,625
Cash paid during the period for income taxes	$418	$--

See accompanying notes.

Jazz Technologies, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1:   Business and Formation

Unless specifically noted otherwise, as used throughout these notes to the consolidated financial statements, “Jazz” refers to the business of Jazz Technologies, Inc., “Jazz Semiconductor” refers only to the business of Jazz Semiconductor, Inc. and “the Company” refers to Jazz and its subsidiaries.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2015 and December 31, 2014, and the consolidated results of its operations and cash flows for the three months ended March 31, 2015 and March 31, 2014. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2015 presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with US GAAP. For financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Concentrations

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable

The Company generally does not require collateral for insurance of receivables. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection. The Company performs ongoing credit evaluations of its customers.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of March 31, 2015 and December 31, 2014 consist of:

	March 31, 2015	December 31, 2014
Customer 1	48%	44%

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended
	March 31, 2015	March 31, 2014
Customer A	39%	30%
Customer B	*	10

* Indicates less than 10%

As a result of the Company’s concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of products sold to, these customers, or a change in their financial position, could materially and adversely affect the Company’s consolidated financial position, results of operations and cash flows.

The Company operates a single manufacturing facility located in Newport Beach, California. A major interruption in the manufacturing operations at this facility would have a material adverse affect on the consolidated financial position and results of operations of the Company.

Initial Adoption of New Standards

No new accounting standards have been issued during 2015, with an effective date in or after fiscal year 2015, that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following on March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw material	$6,875	$5,493
Work in process	26,077	24,299
Finished goods	1,212	1,002
	$34,164	$30,794

Property, Plant and Equipment

Property, plant and equipment consist of the following on March 31, 2015 and December 31, 2014 (in thousands):

	Useful life (in years)	March 31, 2015	December 31, 2014
Building (including facility infrastructure)	10-14	$29,708	$27,496
Machinery and equipment	3-7	235,524	229,409
		265,232	256,905
Accumulated depreciation		(195,803)	(185,378)
		$69,429	$71,527

Intangible Assets

Intangible assets consist of the following on March 31, 2015 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,616	$684
Patents and other core technology rights	9	15,100	10,967	4,133
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,133	1,467
Trade name	9	5,200	3,777	1,423
Facilities lease	19	33,500	18,123	15,377
Total identifiable intangible assets		$61,500	$38,416	$23,084

Intangible assets consist of the following on December 31, 2014 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,533	$767
Patents and other core technology rights	9	15,100	10,547	4,553
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,090	1,510
Trade name	9	5,200	3,632	1,568
Facilities lease	19	33,500	17,801	15,699
Total identifiable intangible assets		$61,500	$37,403	$24,097

The amortization related to technology, patents and other core technologies’ rights, and facilities’ lease is charged to cost of revenues. The amortization related to customer relationships and trade name is charged to operating expenses.

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

The outstanding borrowing availability varies from time to time based on the levels of the Company's eligible accounts receivable, eligible equipment, eligible inventories and other terms and conditions described in the Credit Line Agreement. The Credit Line Agreement is secured by the assets of the Company. The Credit Line Agreement contains customary covenants and other terms,  as well as customary events of default. If any event of default occurs, Wells Fargo may declare all borrowings under the facility due immediately and foreclose on the collateral. Furthermore, an event of default under the Credit Line Agreement would result in an increase in the interest rate on any amounts outstanding. The Company's obligations pursuant to the Credit Line Agreement are not guaranteed by Tower.

Borrowing availability under the Credit Line Agreement as of March 31, 2015 was approximately $52 million, of which approximately $24 million had been utilized as of such date (comprised of approximately $19 million through loans and approximately $5 million in letters of credit).

As of March 31, 2015, the Company was in compliance with all of the covenants under this facility.

Note 5:   Notes

Introduction

As of March 31, 2015, the Company had approximately $58 million principal amount of notes outstanding, all of which are due December 2018, as compared with $103 million as of December 31, 2014, of which $45 million were due June 2015 and $58 million were due December 2018). Description and composition are as follows:

Jazz Notes issued in 2010, due June 2015

In July 2010, Jazz issued notes in the principal amount of approximately $94 million due June 2015 (the “2010 Notes”). Interest on the 2010 Notes was at a rate of 8% per annum, payable semiannually.

As of January 8, 2015, the 2010 Notes had been fully redeemed mainly as a result of: (i) the 2014 Exchange Agreement transaction (as defined and discussed below), consummated in March 2014; and (ii) an early redemption of the remaining outstanding balance of approximately $45 million, as permitted by the terms of the indenture governing the 2010 Notes, completed in January 2015.

As a result, as of March 31, 2015, no outstanding amount is due by the Company towards the 2010 Notes.

Jazz Notes issued in 2014, due December 2018

In March 2014, Jazz, certain of its domestic subsidiaries and Tower entered into an exchange agreement (the “2014 Exchange Agreement”) with certain 2010 Notes holders (the “2014 Participating Holders”) according to which Jazz issued unsecured convertible senior notes due December 2018 (the “2014 Notes”) in exchange for approximately $45 million in aggregate principal amount of 2010 Notes.

In addition, in March 2014, Jazz, Tower and certain of the 2014 Participating Holders (the “Purchasers”) entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Purchasers purchased $10 million aggregate principal amount of 2014 Notes for cash consideration.

Interest on the 2014 Notes is at a rate of 8% per annum, payable semiannually. Holders of the 2014 Notes may submit a conversion request with respect to their 2014 Notes to be settled through cash or ordinary shares of Tower, in which event the conversion price is set to $10.07 per share, reflecting a 20 percent premium over the average closing price for Tower’s ordinary shares for the five trading days ending on the day prior to the signing date of the 2014 Exchange Agreement and Purchase Agreement.

The 2014 Notes are unsecured senior obligations of Jazz, rank equally with all other existing and future unsecured senior indebtedness of Jazz, and are effectively subordinated to all existing and future secured indebtedness of the Company, including the Company’s secured Credit Line Agreement with Wells Fargo (see Note 4 above), to the extent of the value of the collateral securing such indebtedness. The 2014 Notes rank senior to all existing and future subordinated debt. The 2014 Notes are not guaranteed by Tower.

 Holders of the 2014 Notes are entitled, subject to certain conditions and restrictions, to require Jazz to repurchase the 2014 Notes at par plus accrued interest and a 1% redemption premium in the event of certain change of control transactions as set forth in the Indenture governing the 2014 Notes.

 The Indenture contains certain customary covenants, including covenants restricting Jazz’s ability and the ability of its subsidiaries to, among other things, incur additional debt, incur additional liens, make specified payments and make certain asset sales.

 Jazz’s obligations under the 2014 Notes are guaranteed by Jazz’s wholly owned domestic subsidiaries. Jazz has not provided condensed consolidated financial information for such subsidiaries because the subsidiaries have no independent assets or operations, the subsidiary guarantees are full, unconditional and joint and several, and the subsidiaries of the Company, other than the subsidiary guarantors, are minor.

As of March 31, 2015, approximately $58 million principal amount of 2014 Notes was outstanding.

Note 6:   Income Taxes

The statute of limitations with respect to tax year 2010 expired during the three months ended March 31, 2015. As a result, we recorded a tax benefit for such year in the amount of approximately $11 million.

Note 7:   Employee Benefit Plans

The pension and other post-retirement benefit plans amount to $0.2 million and $0.6 million income for the three months ended March 31, 2015 and 2014, respectively.

Note 8:   Employee Stock Option Expense

During the three months ended March 31, 2015, no options were awarded. The Company recorded $0.2 million and $0.2 million, respectively, of compensation expenses relating to options granted to employees for the three months ended March 31, 2015 and 2014.

Note 9:   Related Party Transactions:

Related Party Transactions consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Due from related parties (included in the accompanying balance sheets)	$15,836	$3,828
Due to related parties (included in the accompanying balance sheets)	$1,214	$4,842

Related parties’ balances are with Tower and its subsidiaries and are mainly for purchases from, and payments on behalf of,  the other party, tools’ sale, tools’ lease, service charges and advance payments as described in Note 9 to the financial statements as of December 31, 2014 as filed by the Company in its most recent Annual Report on Form 10-K.

Note 10: Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant under lease contracts that the Company can extend until 2027, through the exercise of options at the Company’s sole discretion to extend the lease periods from 2017 to 2022 and from 2022 to 2027. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. Under the Company’s amended leases with the new owner, the Company’s rental payments consist of  fixed base rent and fixed management fees and the Company’s pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations.

The Company’s landlord exercised its right to terminate the previous office building lease, effective January 1, 2014, subsequent to which the Company moved its offices to the fabrication building and to nearby new leased office space. The Company and the landlord signed an additional amendment to the amended lease to reflect termination of the previous office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building lease termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities through 2027 (including by exercising its two consecutive five-year extension periods which it can exercise in its sole discretion).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and subsequent quarterly reports filed with the Securities and Exchange Commission for information regarding certain risk factors known to us that could cause reported financial information not to be necessarily indicative of future results.

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

This report, including these forward-looking statements, are subject to risks and uncertainties, including those risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014  and subsequent quarterly reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

RESULTS OF OPERATIONS

For the three months ended March 31, 2015, we had a net profit of $15.9 million compared to a net loss of $9.1 million for the three months ended March 31, 2014.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	100%	100%
Cost of revenue	73.5	85.1
Gross profit	26.5	14.9
Operating expenses:
Research and development	6.2	5.8
Selling, general and administrative	7.1	6.9
Total operating expenses	13.3	12.7
Operating profit	13.2	2.2
Interest expenses, net	(2.0)	(4.1)
Other financing expense, net	(1.1)	(25.3)
Income tax benefit	13.9	7.8
Net income (loss)	24.0%	(19.4)%

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Revenue

Our net revenue for the three months ended March 31, 2015 amounted to $66.0 million, as compared to $46.9 million for the corresponding period in 2014. The revenue increase is mainly attributable to the approximately 37% increase of quantities sold and 14% higher average selling price during the three months ended March 31, 2015.

Cost of Revenue

Our cost of revenue was $48.5 million for the three months ended March 31, 2015, as compared to $39.9 million for the corresponding period in 2014. The increase in cost of revenue was mainly due to the increase in quantities of wafers shipped, as described above.

Gross Profit

Our gross profit amounted to $17.5 million in the three months ended March 31, 2015, as compared to $7.0 million in the corresponding period in 2014, a $10.5 million improvement that resulted from the components described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 amounted to $8.8 million, as compared to $6.0 million in the three months ended March 31, 2014, reflecting approximately 13% of revenue in each period.

Interest Expenses, Net and Other Financing Expense, Net

Interest expenses, net and other financing expense, net for the three months ended March 31, 2015 amounted to $2.1 million, as compared to $13.8 million in the corresponding period in 2014. Financing expenses in the three months ended March 31, 2014 included approximately $9.8 million non-cash cost resulting from the 2014 Exchange Agreement.

Income Tax Benefit

Income tax benefit amounted to $9.2 million in the three months ended March 31, 2015, as compared to income tax benefit of $3.6 million in the three months ended March 31, 2014. The statute of limitations with respect to tax year 2010 expired during the three months ended March 31, 2015. As a result, in the three months ended March 31, 2015, we recorded  a tax benefit for such year in the amount of approximately $11 million, which was partially offset by approximately $2 million current tax provision.

Net Income (Loss)

Net profit for the three months ended March 31, 2015 amounted to $15.9 million as compared to net loss of $9.1 million in the three months ended March 31, 2014. The improvement in the net profit is mainly due to : 1) $19.1 million higher revenue that resulted in $7.7 million higher operating profit; 2) $9.8 million non-cash cost included in  other financing expenses, net for the three months ended March 31, 2014 resulting from the 2014 Exchange Agreement; and 3) $5.6 million higher income tax benefit as mentioned above.

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

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-Q, you should carefully consider the risk factors associated with our business previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our business, financial condition and/or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2015	JAZZ TECHNOLOGIES, INC.

	By:	/s/ MARCO RACANELLI
Senior Vice President and Site General Manager (Principal Executive Officer)

	By:	/s/ RONIT VARDI
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL