Form 10-Q
period 2015-06-30
Jazz Technologies, Inc.
filed 2015-08-28
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

JAZZ TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Jazz Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
        (in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,003	$73,387
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 at June 30, 2015 and December 31, 2014	31,406	30,351
Other receivables	2,645	3,301
Inventories	31,499	30,794
Deferred tax asset	4,951	4,951
Other current assets	1,463	1,245
Total current assets	92,967	144,029
Property, plant and equipment, net	75,700	71,527
Intangible assets, net	22,072	24,097
Goodwill	7,000	7,000
Other assets	23,480	3,945
Total assets	$221,219	$250,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes	$--	$45,577
Accounts payable	26,460	25,485
Accrued compensation and benefits	5,473	6,350
Deferred revenue	4,052	2,220
Other current liabilities	15,572	9,031
Total current liabilities	51,557	88,663
Long term liabilities:
Long-term bank debt	19,100	19,100
Notes	44,295	42,889
Employee related liabilities	4,071	4,387
Other long-term liabilities	1,807	14,842
Total liabilities	120,830	169,881
Stockholders' equity:
Ordinary shares of $1 par value;
Authorized: 200 shares;
Issued: 100 shares;
Outstanding: 100 shares;
Additional paid-in capital	74,986	74,986
Cumulative stock based compensation	3,398	2,802
Accumulated other comprehensive loss	(1,103)	(503)
Retained earnings	23,108	3,432
Total stockholders' equity	100,389	80,717
Total liabilities and stockholders' equity	$221,219	$250,598

See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
(in thousands)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$65,850	$47,458	$131,856	$94,377
Cost of revenue	48,652	38,636	97,153	78,555
Gross profit	17,198	8,822	34,703	15,822
Operating expenses:
Research and development	4,592	2,845	8,716	5,560
Selling, general and administrative	4,581	3,494	9,246	6,749
Total operating expenses	9,173	6,339	17,962	12,309
Operating profit	8,025	2,483	16,741	3,513
Interest expenses, net	(1,295)	(2,179)	(2,631)	(4,103)
Other financing expense, net	(702)	(2,343)	(1,426)	(14,219)
Profit (loss) before income tax	6,028	(2,039)	12,684	(14,809)
Income tax benefit (expense)	(2,202)	710	6,992	4,350
Net income (loss)	$3,826	$(1,329)	$19,676	$(10,459)

     See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(Loss)
(in thousands)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$3,826	$(1,329)	$19,676	$(10,459)
Change in employees plan assets and benefit obligations	(300)	(565)	(600)	(1,130)
Comprehensive income (loss)	$3,526	$(1,894)	$19,076	$(11,589)

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30, 2015	June 30, 2014
Operating activities:
Net income (loss)	$19,676	$(10,459)
Adjustments to reconcile net profit (loss) for the period to net cash provided by operating activities:
Financing cost relating to the 2014 Exchange Agreement	--	9,817
Depreciation and amortization of intangible assets	20,254	21,591
Notes accretion and amortization of deferred financing costs	1,479	3,907
Stock based compensation expense	596	308
Changes in operating assets and liabilities:
Trade receivables	(1,537)	(941)
Inventories	(705)	(3,655)
Other receivables and other assets	47	1,942
Accounts payable	(5,791)	2,813
Due to related parties, net	5,756	1,591
Accrued compensation and benefits	(877)	(250)
Deferred Revenue	2,086	(440)
Other current liabilities	3,682	(1,027)
Deferred tax asset, net	961	(4,162)
Employee related liabilities and other long-term liabilities	(13,351)	519
Net cash provided by operating activities	32,276	21,554
Investing activities:
Purchases of property and equipment	(19,371)	(11,135)
Proceeds related to property and equipment	394	1,224
Advance payment to related party	(21,000)	--
Net cash used in investing activities	(39,977)	(9,911)
Financing activities:
Debt repayment	(44,683)	(4,250)
Proceeds from issuance of notes, net	--	9,214
Net cash provided by (used in) financing activities	(44,683)	4,964
Net increase (decrease) in cash and cash equivalents	(52,384)	16,607
Cash and cash equivalents at beginning of period	73,387	51,351
Cash and cash equivalents at end of period	$21,003	$67,958
Non cash activities:
Investments in property, plant and equipment	$5,580	$5,498
Equity increase arising from exchange of straight to convertible debt	$--	$9,609

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$2,713	$4,835
Cash paid during the period for income taxes	$1,134	$--

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2015 and December 31, 2014, and the consolidated results of its operations and cash flows for the three months and six months ended June 30, 2015 and June 30, 2014. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2015 presentation.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance as of June 30, 2015 and December 31, 2014 consist of:

	June 30, 2015	December 31, 2014
Customer 1	41%	44%
Customer 2	14	*

* Indicates less than 10%

Net revenues from significant customers representing 10% or more of net revenues consist of:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Customer A	39%	32%	39%	31%
Customer B	10	*	*	*

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

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following on June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw material	$4,575	$5,493
Work in process	25,774	24,299
Finished goods	1,150	1,002
	$31,499	$30,794

Property, Plant and Equipment

Property, plant and equipment are presented at cost, including capitalizable costs. Capitalizable costs include only those costs that are identifiable with, and related to, the property and equipment and are incurred prior to their initial operation. Identifiable incremental, direct costs include costs associated with constructing, establishing and installing property and equipment, and costs directly related to pre-production test runs of property and equipment necessary for preparing such property and equipment for their intended use. Maintenance and repairs are charged to expense as incurred. Property and equipment are presented net of accumulated depreciation and amortization.

In connection with the Company’s periodic review of the reasonableness of the estimated remaining useful lives of property, plant and equipment of the Company’s foundry manufacturing facility, it was determined that the estimated useful lives of machinery and equipment should be extended to 15 years from 7 years. The Company extended the estimated useful life of these assets as a result of use of mature technologies, longer processes and products’ life cycles, the versatility of manufacturing equipment to provide better flexibility to meet changes in customer demand and the ability to re-use equipment over several technology cycles significantly extending the estimated usage period of such assets. For the three months period ended June 30, 2015, the impact of these extended estimated useful lives was approximately $4.2 million of reduced depreciation expenses which resulted in a net increase of approximately $1.3 million in net profit. While the timing, extent and useful lives of current manufacturing assets are subject to ongoing analysis and modification, the Company believes the current estimates of useful lives are reasonable, sustainable and better reflect the future anticipated usage of these assets.

Property, plant and equipment consist of the following on June 30, 2015 and December 31, 2014 (in thousands):

	Useful life (in years)	June 30, 2015	December 31, 2014
Building (including facility infrastructure)	10-14	$31,501	$27,496
Machinery and equipment	3-15	247,664	229,409
		279,165	256,905
Accumulated depreciation		(203,465)	(185,378)
		$75,700	$71,527

Intangible Assets

Intangible assets consist of the following on June 30, 2015 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,699	$601
Patents and other core technology rights	9	15,100	11,386	3,714
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,177	1,423
Trade name	9	5,200	3,921	1,279
Facilities lease	19	33,500	18,445	15,055
Total identifiable intangible assets		$61,500	$39,428	$22,072

Intangible assets consist of the following on December 31, 2014 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,533	$767
Patents and other core technology rights	9	15,100	10,547	4,553
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,090	1,510
Trade name	9	5,200	3,632	1,568
Facilities lease	19	33,500	17,801	15,699
Total identifiable intangible assets		$61,500	$37,403	$24,097

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

Borrowing availability under the Credit Line Agreement as of June 30, 2015 was approximately $56 million, of which approximately $24 million had been utilized as of such date (comprised of approximately $19 million through loans and approximately $5 million in letters of credit).

As of June 30, 2015, the Company was in compliance with all of the covenants under this facility.

Note 5:   Notes

Introduction

As of June 30, 2015, the Company had approximately $58 million principal amount of notes outstanding, all of which are due December 2018, as compared with $103 million as of December 31, 2014, of which $45 million were due June 2015 and $58 million were due December 2018. Description and composition are as follows:

Jazz Notes issued in 2010, due June 2015

In July 2010, Jazz issued notes in the principal amount of approximately $94 million due June 2015 (the “2010 Notes”). Interest on the 2010 Notes was at a rate of 8% per annum, payable semiannually.

As of January 8, 2015, the 2010 Notes had been fully redeemed mainly as a result of: (i) the 2014 Exchange Agreement transaction (as defined and discussed below), consummated in March 2014; and (ii) an early redemption of the remaining outstanding balance of approximately $45 million, completed in January 2015.

As a result, as of June 30, 2015, no outstanding amount is due by the Company towards the 2010 Notes.

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

As of June 30, 2015, approximately $58 million principal amount of 2014 Notes was outstanding.

Note 6:   Income Taxes

The statute of limitations with respect to tax year 2010 expired in March 2015. As a result, the Company recorded a tax benefit for such year in the amount of approximately $11 million during the three months ended March 31, 2015.

Note 7:   Employee Benefit Plans

The pension and other post-retirement benefit plans amounted to $0.2 million and $0.5 million income for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014 amounts were $0.4 million and $1.1 million income, respectively.

Note 8:   Employee Stock Option Expense

During the three months ended June 30, 2015, the Company awarded some of its employees a total of 0.2 million restricted share units (“RSUs”) with a three year vesting schedule.

The Company measures compensation expense for the RSUs based on the market value of the underlying stock at the date of grant and uses the straight-line attribution method to recognize stock-based compensation costs over the vesting period of the award. The Company recorded $0.19 million of compensation expenses relating to the RSU’s for the three months ended June 30, 2015.

During the three months ended June 30, 2015, no options were awarded to employees. The Company recorded $0.19 million and $0.13 million, respectively, of compensation expenses relating to employee options for the three months ended June 30, 2015 and 2014. The Company recorded $0.60 million and $0.31 million, respectively, of compensation expenses relating to employee options for the six months ended June 30, 2015 and 2014.

Note 9:   Related Party Transactions

Related Party Transactions consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Due from related parties (included in the accompanying balance sheets)	$23,436	$3,828
Due to related parties (included in the accompanying balance sheets)	$8,193	$4,842

Related parties’ balances are with Tower and its subsidiaries and are mainly for purchases from, and payments on behalf of,  the other party, tools’ sale, tools’ lease, service charges and advance payments as described in Note 9 to the financial statements as of December 31, 2014 as filed by the Company in its most recent Annual Report on Form 10-K.

Note 10: Commitments and Contingencies

Leases

Since 2002, the Company has leased its fabrication facilities, land and headquarters from Conexant. In December 2010, Conexant sold the Company’s fabrication facilities, land and headquarters. In connection with the sale, the Company negotiated amendments to its operating leases that confirm the Company’s ability to remain in the fabrication facilities through 2027, including the Company's option  to extend the lease terms at its sole discretion from 2017 to 2022 and from 2022 to 2027. In 2015, the Company exercised its option to extend the lease term from 2017 to 2022, while maintaining the option to extend the lease term at its sole discretion from 2022 to 2027. Under the Company’s leases, the Company’s rental payments consist of  fixed base rent and fixed management fees and the Company’s pro rata share of certain expenses incurred by the landlord in the ownership of these buildings, including property taxes, building insurance and common area maintenance. These lease expenses are included in operating expenses in the accompanying consolidated statements of operations.

The Company’s landlord exercised its right to terminate the previous office building lease, effective January 1, 2014, subsequent to which the Company moved its offices to the fabrication building and to nearby new leased office space. In 2013, the Company and the landlord signed an amendment to the lease to reflect termination of the previous office building lease and certain obligations of the Company and the landlord, including certain noise abatement actions at the fabrication facility. This office building lease termination has no impact whatsoever on the Company’s fabrication buildings, facilities and operations and the Company’s ability to remain in the fabrication facilities through 2027 as specified above.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2015, we had a net profit of $19.7 million compared to a net loss of $10.5 million for the six months ended June 30, 2014.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Six Months Ended
	June 30, 2015	June 30, 2014
Revenue	100%	100%
Cost of revenue	73.7	83.2
Gross profit	26.3	16.8
Operating expenses:
Research and development	6.6	5.9
Selling, general and administrative	7.0	7.2
Total operating expenses	13.6	13.1
Operating profit	12.7	3.7
Interest expenses, net	(2.0)	(4.3)
Other financing expense, net	(1.1)	(15.1)
Income tax benefit	5.3	4.6
Net income (loss)	14.9%	(11.1)%

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Revenue

Our net revenue for the six months ended June 30, 2015 amounted to $131.9 million, as compared to $94.4 million for the corresponding period in 2014. The revenue increase is mainly attributable to the approximately 35% increase of quantities sold and 12% higher average selling price during the six months ended June 30, 2015, as well as higher engineering, design and other support services.

Cost of Revenue

Our cost of revenue was $97.2 million for the six months ended June 30, 2015, as compared to $78.6 million for the corresponding period in 2014. The increase in cost of revenue was mainly due to the increase in quantities of wafers shipped, as described above. As described in Note 3 above, the Company reassessed the estimated useful life of property, plant and equipment and determined that the estimated average useful lives of machinery and equipment should be increased to 15 years from 7 years. The Company reassessed the estimated useful life of these assets as a result of use of mature technologies, longer processes and products’ life cycles, the versatility of manufacturing equipment to provide better flexibility to meet changes in customer demand and the ability to re-use equipment over several technology cycles significantly extending the estimated usage period of the assets. For the six months ended June 30, 2015, the impact of these extended estimated useful lives has been approximately $4.2 million of reduced depreciation expenses which resulted in net increase of approximately $1.3 million to net profit.

Gross Profit

Gross profit amounted to $34.7 million in the six months ended June 30, 2015, as compared to $15.8 million in the corresponding period in 2014, an $18.9 million improvement that resulted mainly from the revenue growth and the cost of revenue components described above.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 amounted to $18.0 million, as compared to $12.3 million in the six months ended June 30, 2014, reflecting approximately 13% of revenue in each period.

Interest Expenses, Net and Other Financing Expense, Net

Interest expenses, net and other financing expense, net for the six months ended June 30, 2015 amounted to $4.0 million, as compared to $18.3 million in the corresponding period in 2014. Such reduction is mainly due to: (1) approximately $9.8 million non-cash cost resulting from the 2014 Exchange Agreement included in six months ended June 30, 2014; and (2) lower interest and financing expenses recorded in the six months ended June 30, 2015 following the redemption of the remaining 2010 Notes in January 2015 in the amount of $44.7 million.

Income Tax

Income tax benefit amounted to $7.0 million in the six months ended June 30, 2015, as compared to income tax  benefit of $4.4 million in the six months ended June 30, 2014. The statute of limitations with respect to tax year 2010 expired in March 2015. As a result, we recorded a tax benefit for such year in the amount of approximately $11 million during the three months ended March 31, 2015. Such benefit was partially offset by higher tax expenses attributable to higher pre-tax income reflecting the revenue and profit growth in the six months ended June 30, 2015.

Net Income (Loss)

Net profit for the six months ended June 30, 2015 amounted to $19.7 million as compared to net loss of $10.5 million in the six months ended June 30, 2014. The $30.2 million improvement in the net profit is mainly due to: (i) $13.3 million better operating profit as described above; (ii) $14.3 million lower interest and other financing expenses, net as described above; and (iii) $2.6 million higher income tax benefit as described above.

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

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2015	JAZZ TECHNOLOGIES, INC.

	By:	/s/ MARCO RACANELLI
Senior Vice President and Site General Manager (Principal Executive Officer)

	By:	/s/ RONIT VARDI
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL