Form 10-Q
period 2015-09-30
Jazz Technologies, Inc.
filed 2015-11-20
CIK 1337675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

JAZZ TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Jazz Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,068	$73,387
Receivables:
Trade receivables, net of allowance for doubtful accounts of $0 at September 30, 2015 and December 31, 2014	31,399	30,351
Other receivables	2,898	3,301
Inventories	35,413	30,794
Deferred tax asset	6,325	4,951
Other current assets	3,693	1,245
Total current assets	101,796	144,029
Property, plant and equipment, net	86,179	71,527
Intangible assets, net	21,060	24,097
Goodwill	7,000	7,000
Other assets	23,245	3,945
Total assets	$239,280	$250,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes	$--	$45,577
Accounts payable	29,224	25,485
Accrued compensation and benefits	5,744	6,350
Deferred revenue	4,512	2,220
Other current liabilities	23,584	9,031
Total current liabilities	63,064	88,663
Long term liabilities:
Long-term bank debt	19,100	19,100
Notes	45,044	42,889
Employee related liabilities	3,799	4,387
Other long-term liabilities	1,717	14,842
Total liabilities	132,724	169,881
Stockholders' equity:
Ordinary shares of $1 par value;
Authorized: 200 shares;
Issued: 100 shares;
Outstanding: 100 shares;
Additional paid-in capital	74,986	74,986
Cumulative stock based compensation	3,909	2,802
Accumulated other comprehensive loss	(1,403)	(503)
Retained earnings	29,064	3,432
Total stockholders' equity	106,556	80,717
Total liabilities and stockholders' equity	$239,280	$250,598

See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
(in thousands)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$69,387	$60,209	$201,243	$154,586
Cost of revenue	51,030	47,366	148,183	125,921
Gross profit	18,357	12,843	53,060	28,665
Operating expenses:
Research and development	4,360	3,185	13,076	8,745
Selling, general and administrative	5,261	3,935	14,507	10,684
Total operating expenses	9,621	7,120	27,583	19,429
Operating profit	8,736	5,723	25,477	9,236
Interest expenses, net	(1,303)	(2,135)	(3,934)	(6,238)
Other financing expense, net	(783)	(1,603)	(2,209)	(15,822)
Other expense, net	(271)	--	(271)	--
Profit (loss) before income tax	6,379	1,985	19,063	(12,824)
Income tax benefit (expense)	(423)	(658)	6,569	3,692
Net income (loss)	$5,956	$1,327	$25,632	$(9,132)

     See accompanying notes.

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(Loss)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$5,956	$1,327	$25,632	$(9,132)
Change in employees plan assets and benefit obligations	(300)	(565)	(900)	(1,695)
Comprehensive income (loss)	$5,656	$762	$24,732	$(10,827)

Jazz Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
Operating activities:
Net income (loss)	$25,632	$(9,132)
Adjustments to reconcile net profit (loss) for the period to net cash provided by operating activities:
Financing cost relating to the 2014 Exchange Agreement	--	9,817
Depreciation and amortization of intangible assets	28,651	33,215
Notes accretion and amortization of deferred financing costs	2,265	5,573
Stock based compensation expense	1,107	463
Changes in operating assets and liabilities:
Trade receivables	(1,702)	(5,460)
Inventories	(4,619)	(4,465)
Other receivables and other assets	(16)	1,532
Accounts payable	(3,890)	3,825
Due to related parties, net	13,740	4,077
Accrued compensation and benefits	(606)	1,060
Deferred Revenue	2,576	(410)
Other current liabilities	2,387	(1,892)
Deferred tax asset, net	(436)	(4,162)
Employee related liabilities and other long-term liabilities	(13,714)	(1,567)
Net cash provided by operating activities	51,375	32,474
Investing activities:
Purchases of property and equipment	(37,405)	(18,691)
Proceeds related to property and equipment	394	242
Advance payment to related party	(21,000)	--
Net cash used in investing activities	(58,011)	(18,449)
Financing activities:
Debt repayment	(44,683)	(4,250)
Proceeds from issuance of notes, net	--	9,214
Net cash provided by (used in) financing activities	(44,683)	4,964
Net increase (decrease) in cash and cash equivalents	(51,319)	18,989
Cash and cash equivalents at beginning of period	73,387	51,351
Cash and cash equivalents at end of period	$22,068	$70,340
Non cash activities:
Investments in property, plant and equipment	$8,857	7,772
Equity increase arising from exchange of straight to convertible debt	$--	9,609

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$5,186	3,284
Cash paid during the period for income taxes	$2,329	--

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

The Company

Since the merger with Tower Semiconductor Ltd. (“Tower”) in 2008, the Company is a 100%-owned subsidiary of Tower.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2015 and December 31, 2014, and the consolidated results of its operations and cash flows for the three months and nine months ended September 30, 2015 and September 30, 2014. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in order to conform to 2015 presentation.

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

Accounts receivables representing 10% or more of net accounts receivable balance consist of one customer that accounted for 44% as of September 30, 2015 and December 31, 2014.

Net revenues from significant customers representing 10% or more of net revenues consist of one customer that  accounted for 39% for the nine months ended September 30, 2015 and 31% for the nine months ended September 30, 2014.

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

Initial Adoption of New Standards

In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition, ASU 2014-09, “Revenue from Contracts with Customers”. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015 the FASB agreed to delay the effective date of the standard by one year. In accordance with the agreed upon delay, the new standard is effective beginning the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its financial statements.

In April 2015 the Financial Accounting Standards Board (FASB) issued an amended standard simplifying the presentation of debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. In August 16, 2015, the FASB issued an amended standard to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The standard is effective for our fiscal year beginning January 2016 and for interim periods with this fiscal year. The Company believes that the adoption of this new standard will not have a material impact on its consolidated financial statements.

In July 2015 the Financial Accounting Standards Board (FASB) issued an amended standard which requires entities to measure most inventory “at the lower of cost and net realizable value”, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard is effective for fiscal year beginning January 2017 and for interim periods within this fiscal year. The Company believes that the adoption of this new standard will not have a material impact on its consolidated financial statements.

In July 2015 the Financial Accounting Standards Board (FASB) issued a three-part standard that provides guidance on certain aspects of the accounting by employee benefit plans. This ASU, which is being released in response to consensuses reached at the EITF’s June 18, 2015, meeting, (1) requires a pension plan to use contract value as the only measure for fully benefit-responsive investment contracts, (2) simplifies and increases the effectiveness of the investment disclosure requirements for employee benefit plans, and (3) provides benefit plans with a measurement-date practical expedient. The standard is effective for fiscal year beginning January 2016. Parts I and II of the ASU should be applied retrospectively for all financial statements presented. Part III of the ASU should be applied prospectively. The Company believes that the adoption of this new standard will not have a material impact on its consolidated financial statements.

Note 3:   Other Balance Sheet Details

Inventories

Inventories, net of reserves, consist of the following on September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Raw material	$9,461	$5,493
Work in process	24,897	24,299
Finished goods	1,055	1,002
	$35,413	$30,794

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

In connection with the Company’s periodic review of the reasonableness of the estimated remaining useful lives of property, plant and equipment of the Company’s foundry manufacturing facility, it was determined that the estimated useful lives of machinery and equipment should be extended to 15 years from 7 years and the useful lives of certain facility systems and infrastructure should be extended from 14 years up to 19 years. The Company has determined to extend the estimated useful life of machinery and equipment in the three months ended June 30, 2015 as a result of use of mature technologies, longer processes and products’ life cycles, the versatility of manufacturing equipment to provide better flexibility to meet changes in customer demand and the ability to re-use equipment over several technology cycles significantly extending the estimated usage period of such assets. For the nine months period ended September 30, 2015, the impact of these extended estimated useful lives was approximately $7.4 million of reduced depreciation expenses which resulted in a net increase of approximately $3.9 million in net profit. While the timing, extent and useful lives of current manufacturing assets are subject to ongoing analysis and modification, the Company believes the current estimates of useful lives are reasonable, sustainable and better reflect the future anticipated usage of these assets.

Property, plant and equipment consist of the following on September 30, 2015 and December 31, 2014 (in thousands):

	Useful life (in years)	September 30, 2015	December 31, 2014
Building (including facility infrastructure)	10-19	$34,824	$27,496
Machinery and equipment	3-15	262,050	229,409
		296,874	256,905
Accumulated depreciation		(210,695)	(185,378)
		$86,179	$71,527

Intangible Assets

Intangible assets consist of the following on September 30, 2015 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,782	$518
Patents and other core technology rights	9	15,100	11,806	3,294
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,220	1,380
Trade name	9	5,200	4,065	1,135
Facilities lease	19	33,500	18,767	14,733
Total identifiable intangible assets		$61,500	$40,440	$21,060

Intangible assets consist of the following on December 31, 2014 (in thousands):

	Useful life (in years)	Cost	Accumulated Amortization	Net
Technology	4;9	$3,300	$2,533	$767
Patents and other core technology rights	9	15,100	10,547	4,553
In-process research and development	--	1,800	1,800	--
Customer relationships	15	2,600	1,090	1,510
Trade name	9	5,200	3,632	1,568
Facilities lease	19	33,500	17,801	15,699
Total identifiable intangible assets		$61,500	$37,403	$24,097

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

Borrowing availability under the Credit Line Agreement as of September 30, 2015 was approximately $57 million, of which approximately $20 million had been utilized as of such date (comprised of approximately $19 million through loans and approximately $1 million in letters of credit).

As of September 30, 2015, the Company was in compliance with all of the covenants under this facility.

Note 5:   Notes

Introduction

As of September 30, 2015, the Company had approximately $58 million principal amount of notes outstanding, all of which are due December 2018, as compared with $103 million as of December 31, 2014, of which $45 million were due June 2015 and $58 million were due December 2018. Description and composition are as follows:

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

As a result, as of September 30, 2015, no outstanding amount is due by the Company towards the 2010 Notes.

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

As of September 30, 2015, approximately $58 million principal amount of 2014 Notes was outstanding.

Note 6:   Income Taxes

The statute of limitations with respect to tax year 2010 expired in March 2015. As a result, the Company recorded a tax benefit for such year in the amount of approximately $11 million during the three months ended March 31, 2015.

Note 7:   Employee Benefit Plans

The pension and other post-retirement benefit plans amounted to $0.2 million and $0.5 million income for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014 amounts were $0.6 million and $1.5 million income, respectively.

Note 8:   Employee Stock Option Expense

During the three months ended September 30, 2015, no restricted share units (“RSUs”) were awarded to employees.

The Company measures compensation expense for the RSUs based on the market value of the underlying stock at the date of grant and uses the straight-line attribution method to recognize stock-based compensation costs over the vesting period of the award. The Company recorded $0.30 million of compensation expenses relating to the RSU’s for the three months ended September 30, 2015. The Company recorded $0.50 million of compensation expenses relating to the RSU’s for the nine months ended September 30, 2015.

During the three months ended September 30, 2015, no options were awarded to employees. The Company recorded $0.21 million and $0.16 million, respectively, of compensation expenses relating to employee options for the three months ended September 30, 2015 and 2014. The Company recorded $0.61 million and $0.46 million, respectively, of compensation expenses relating to employee options for the nine months ended September 30, 2015 and 2014.

Note 9:   Related Party Transactions

Related Party Transactions consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Due from related parties (included in the accompanying balance sheets)	$24,254	$3,828
Due to related parties (included in the accompanying balance sheets)	$16,934	$4,842

Related parties’ balances are with Tower and its subsidiaries and are mainly for purchases from, and payments on behalf of,  the other party, tools’ sale, tools’ lease, service charges, corporate procurement and other services and advance payments as described in Note 9 to the financial statements as of December 31, 2014 as filed by the Company in its most recent Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2015, we had a net profit of $25.6 million compared to a net loss of $9.1 million for the nine months ended September 30, 2014.

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Nine Months Ended
	September 30, 2015	September 30, 2014
Revenue	100%	100%
Cost of revenue	73.6	81.5
Gross profit	26.4	18.5
Operating expenses:
Research and development	6.5	5.7
Selling, general and administrative	7.2	6.9
Total operating expenses	13.7	12.6
Operating profit	12.7	5.9
Interest expenses, net	(2.0)	(4.0)
Other financing expense, net	(1.1)	(10.2)
Other expense, net	(0.1)	--
Income tax benefit	3.2	2.4
Net income (loss)	12.7%	(5.9)%

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

Revenue

Our net revenue for the nine months ended September 30, 2015 amounted to $201.2 million, as compared to $154.6 million for the corresponding period in 2014. The revenue increase is mainly attributable to an approximately 28% increase of quantities of wafers sold to our customers during the nine months ended September 30, 2015.

Cost of Revenue

Our cost of revenue was $148.2 million for the nine months ended September 30, 2015, as compared to $125.9 million for the corresponding period in 2014. The increase in cost of revenue was mainly due to the increase in quantities of wafers shipped, as described above. As described in Note 3 above, during the second quarter of 2015, we determined that the estimated average useful lives of machinery and equipment should be increased to 15 years from 7 years, following a study we performed. This has been determined as a result of use of mature technologies, longer processes and products’ life cycles, the versatility of manufacturing equipment to provide better flexibility to meet changes in customer demand and the ability to re-use equipment over several technology cycles significantly extending the estimated usage period of the assets. For the nine months ended September 30, 2015, the impact of these extended estimated useful lives has been approximately $7.4 million of reduced depreciation expenses which resulted in net increase of approximately $3.9 million in net profit.

Gross Profit

Gross profit amounted to $53.1 million in the nine months ended September 30, 2015, as compared to $28.7 million in the corresponding period in 2014, a $24.4 million improvement that resulted mainly from the revenue growth and the cost of revenue components described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 amounted to $27.6 million, as compared to $19.4 million in the nine months ended September 30, 2014, reflecting approximately 13% of revenue in each period.

Interest Expenses, Net, Other Financing Expense, Net and Other Expense, Net

Interest expenses, net, other financing expense, net and other expense, net for the nine months ended September 30, 2015 amounted to $6.4 million, as compared to $22.0 million in the corresponding period in 2014. Such reduction is mainly due to: (1) approximately $9.8 million non-cash cost resulting from the 2014 Exchange Agreement included in nine months ended September 30, 2014; and (2) lower interest and financing expenses recorded in the nine months ended September 30, 2015 following the redemption of the remaining 2010 Notes in January 2015 in the amount of $44.7 million.

Income Tax

Income tax benefit amounted to $6.6 million in the nine months ended September 30, 2015, as compared to income tax  benefit of $3.7 million in the nine months ended September 30, 2014. The statute of limitations with respect to tax year 2010 expired in March 2015. As a result, we recorded a tax benefit for such year in the amount of approximately $11 million during the three months ended March 31, 2015. Such benefit was partially offset by higher tax expenses attributable to higher pre-tax income reflecting the revenue and profit growth in the nine months ended September 30, 2015.

Net Income (Loss)

Net income for the nine months ended September 30, 2015 amounted to $25.6 million as compared to net loss of $9.1 million in the nine months ended September 30, 2014. The $34.7 million improvement in the net profit is mainly due to: (i) $16.2 million better operating profit as described above; (ii) $15.6 million lower interest expenses, net, other financing expense, net and other expense, net as described above; and (iii) $2.9 million higher income tax benefit as described above.

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

Item 6.    Exhibits.

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2015	JAZZ TECHNOLOGIES, INC.

	By:	/s/ MARCO RACANELLI
Senior Vice President and Site General Manager (Principal Executive Officer)

	By:	/s/ RONIT VARDI
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Principal Executive Officer Certification required by Section 1350.
32.2	Principal Financial Officer Certification required by Section 1350.
101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL